Form 10-Q
period 1995-03-31
IVAX CORP /DE
filed 1995-05-12
CIK 772197

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

                      Commission File Number 1-09623

                             IVAX CORPORATION

            FLORIDA                                            16-1003559
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

                8800 N.W. 36TH STREET, MIAMI, FLORIDA 33178
            (Address of principal executive offices) (Zip Code)

                              (305) 590-2200
           (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES [X]  NO ___

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         114,684,270 SHARES OF COMMON STOCK, $.10 PAR VALUE, OUTSTANDING AS OF APRIL 28, 1995.

                             IVAX CORPORATION

                                 I N D E X

PART I - FINANCIAL INFORMATION                                         PAGE NO.
                                                                       --------


Condensed Consolidated Balance Sheets as of March 31, 1995
        and December 31, 1994.                                            2

Condensed Consolidated Statements of Operations
        for the three months ended March 31, 1995 and 1994.               4


Condensed Consolidated Statements of Cash Flows
       for the three months ended March 31, 1995 and 1994.                5


Notes to Condensed Consolidated Financial Statements.                     6


Management's Discussion and Analysis of Financial
        Condition and Results of Operations.                              8

PART II - OTHER INFORMATION                                              13

PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                     IVAX CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                  ASSETS

                                                                                      MARCH 31,              DECEMBER 31,
                                                                                       1995                     1994
                                                                                     -----------             ------------
                                                                                     (unaudited)              (audited)
                                                                                                (In thousands)

CURRENT ASSETS:

   Cash and cash equivalents, including interest bearing deposits of
     $11,922 and $34,440 at March 31, 1995
     and December 31, 1994, respectively                                            $    11,922              $    37,045
   Accounts receivable, net of allowances for doubtful
     accounts of $12,461 and $10,940 at March 31, 1995
     and December 31, 1994, respectively                                                228,391                  219,717
   Inventories                                                                          235,518                  221,520
   Other current assets                                                                  50,999                   46,060
                                                                                     ----------               ----------
          Total current assets                                                          526,830                  524,342
                                                                                     ----------               ----------
PROPERTY, PLANT AND EQUIPMENT, net of
  accumulated depreciation and amortization                                             339,451                  319,872
                                                                                     ----------               ----------
OTHER ASSETS:

   Cost in excess of net assets of acquired companies, net                              139,043                  138,433
   Patents, trademarks, licenses and other intangibles, net                              55,417                   53,446
   Investments in and advances to affiliated companies                                   10,400                    8,631
   Other                                                                                 62,118                   61,980
                                                                                     ----------               ----------
                                                                                        266,978                  262,490
                                                                                     ----------               ----------
                                                                                     $1,133,259               $1,106,704
                                                                                     ==========               ==========

                                (Continued)

                     IVAX CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                (Continued)

                   LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                       MARCH 31,             December 31,
                                                                                        1995                    1994
                                                                                     -----------             ------------
                                                                                     (unaudited)              (audited)
                                                                                                (In thousands)

CURRENT LIABILITIES:
   Loans payable                                                                     $    12,624             $     5,006
   Current portion of long-term debt                                                       4,444                   5,454
   Accounts payable                                                                       63,518                  91,704
   Accrued income taxes payable                                                           13,031                   8,308
   Accrued expenses and other current liabilities                                         89,111                  81,052
                                                                                      ----------              ----------

         Total current liabilities                                                       182,728                 191,524
                                                                                      ----------              ----------
LONG-TERM DEBT, net of current portion                                                   248,679                 253,839
                                                                                      ----------              ----------
OTHER LONG-TERM LIABILITIES                                                               16,597                  16,502
                                                                                      ----------              ----------
MINORITY INTEREST                                                                         14,807                  10,383
                                                                                      ----------              ----------
SHAREHOLDERS' EQUITY:

   Common stock, $.10 par value:
     Authorized--250,000 shares
     Issued and outstanding--
                March 31, 1995       114,581
                December 31, 1994    114,046                                              11,458                  11,405
   Capital in excess of par value                                                        420,918                 417,734
   Retained earnings                                                                     239,513                 216,156
   Interest in Company's stock held by affiliate                                            (145)                   (272)
   Cumulative translation adjustment                                                      (1,296)                (10,567)
                                                                                      ----------              ----------
         Total shareholders' equity                                                      670,448                 634,456
                                                                                      ----------              ----------

                                                                                      $1,133,259              $1,106,704
                                                                                      ==========              ==========


   The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

                     IVAX CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

THREE MONTHS ENDED MARCH 31,                                                                1995          1994
                                                                                          ---------     ---------
(In thousands, except per share data)
NET REVENUES                                                                              $ 281,080     $ 259,474

COST OF SALES                                                                               161,362       141,638
                                                                                          ---------     ---------
  Gross profit                                                                              119,718       117,836
                                                                                          ---------     ---------
OPERATING EXPENSES:
  Selling                                                                                    43,233        38,905
  General and administrative                                                                 24,789        24,152
  Research and development                                                                   15,185        11,310
  Amortization of intangible assets                                                           2,383         3,538
  Merger expenses                                                                                 -           476
                                                                                          ---------     ---------
  Total operating expenses                                                                   85,590        78,381
                                                                                          ---------     ---------
  Income from operations                                                                     34,128        39,455

OTHER INCOME (EXPENSE):
  Interest income                                                                               561           347
  Interest expense                                                                           (5,401)       (5,556)
  Other income, net                                                                           3,211           532
                                                                                          ---------     ---------
                                                                                             (1,629)       (4,677)

                                                                                          ---------     ---------
  Income before income taxes, minority interest and extraordinary items                      32,499        34,778

PROVISION FOR INCOME TAXES                                                                    7,860         9,810
                                                                                          ---------     ---------
  Income before minority interest and extraordinary items                                    24,639        24,968

MINORITY INTEREST                                                                            (1,336)            -
                                                                                          ---------     ---------
  Income before extraordinary items                                                          23,303        24,968

  Extraordinary items - Gain (loss) on extinguishment of debt, net of a tax provision of $43 in 1995 and benefits realized
   of $535 in 1994                                                                               54        (1,648)
                                                                                          ---------     ---------
  NET INCOME                                                                              $  23,357     $  23,320
                                                                                          =========     =========
EARNINGS PER COMMON SHARE:

  Primary:
    Earnings before extraordinary items                                                  $      .20    $      .21
    Extraordinary items                                                                           -          (.01)
                                                                                          ---------     ---------
    Net earnings                                                                         $      .20    $      .20
                                                                                          =========     =========
  Fully Diluted:
    Earnings before extraordinary items                                                  $      .20    $      .21
    Extraordinary items                                                                           -          (.01)
                                                                                          ---------     ---------
    Net earnings                                                                         $      .20    $      .20
                                                                                          =========     =========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING:
  Primary                                                                                   117,564       117,057
                                                                                          =========     =========
  Fully Diluted                                                                             118,690       117,347
                                                                                          =========     =========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                     IVAX CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

THREE MONTHS ENDED MARCH 31,                                                                    1995             1994
                                                                                             --------         --------
 (In thousands)

Cash flows from operating activities:
   Net income                                                                                 $ 23,357         $ 23,320
   Adjustments to reconcile net income to net cash
     provided by (used for) operating activities:
        Depreciation and amortization                                                           13,232           11,830
        Provision (credit) for deferred taxes                                                       87           (1,599)
        Provision for allowances for doubtful accounts                                           1,847            1,716
        Gains on sale of long-term assets                                                       (2,921)               -
        (Gains) losses on extinguishment of debt                                                   (97)           2,183
        Minority interest                                                                        1,336                -
        Changes in assets and liabilities:
          Increase in accounts receivable                                                       (8,013)         (12,704)
          Increase in inventories                                                              (13,028)         (24,679)
          Increase in other current assets                                                      (2,780)          (4,415)
          Decrease in other assets                                                                  61              984
          Increase (decrease) in accounts payable, accrued expenses
            and other current liabilities                                                      (17,793)           4,173
          Decrease in other long-term liabilities                                                  (46)            (132)
        Other, net                                                                                 182              356
                                                                                              --------         --------
             Net cash provided by (used for) operating activities                               (4,576)           1,033
                                                                                              --------         --------
Cash flows from investing activities:

   Capital expenditures, net of proceeds from sales                                            (25,604)         (16,513)
   Net proceeds from sale/(acquisitions) of patents, trademarks,
     licenses and other intangibles                                                              2,002           (1,094)
   Other, net                                                                                     (594)            (354)
                                                                                              --------         --------
             Net cash used for investing activities                                            (24,196)         (17,961)
                                                                                              --------         --------
Cash flows from financing activities:
   Payments on long-term debt and loans payable                                                (19,947)         (67,874)
   Borrowings on long-term debt and loans payable                                               20,205           30,000
   Issuance of common stock                                                                      2,457            4,929
   Issuance of stock by pooled companies                                                             -            2,593
                                                                                              --------         --------

             Net cash provided by (used for) financing activities                                2,715          (30,352)
                                                                                              --------         --------
             Effect of exchange rate changes on cash                                               934             (369)
                                                                                              --------         --------
             Net decrease in cash and cash equivalents                                         (25,123)         (47,649)

   Cash and cash equivalents at the beginning of the year                                       37,045           91,481
                                                                                              --------         --------
   Cash and cash equivalents at the end of the period                                         $ 11,922         $ 43,832
                                                                                              ========         ========
Supplemental disclosures:

   Interest paid                                                                              $  1,304         $  1,854
                                                                                              ========         ========
   Income tax payments                                                                        $  1,843         $ 18,013
                                                                                              ========         ========



   The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                     IVAX CORPORATION AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                (Unaudited)

(1) GENERAL:

        In the opinion of the management of IVAX Corporation, the accompanying unaudited condensed consolidated financial statements of IVAX Corporation and subsidiaries (the "Company") contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 1995, and the results of operations for the three months ended March 31, 1995 and 1994. The results of operations and cash flows for the three months ended March 31, 1995 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 1995.

        The condensed consolidated financial statements for the first quarter of 1994 have been restated to include the accounts of Zenith Laboratories, Inc. ("Zenith"), acquired by the Company on December 30, 1994 in a transaction accounted for as a pooling of interests.

        The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The financial statements should be read in conjunction with the consolidated financial statements and the notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

        The accounting policies followed for interim financial reporting are the same as those disclosed in Note 2 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

(2) EARNINGS PER SHARE:

        Primary earnings per share is computed by dividing net income by the weighted average number of common and dilutive common equivalent shares outstanding for each period. Common stock equivalents include the dilutive effect of all outstanding stock options and warrants using the treasury stock method. Fully diluted earnings per share assumes the maximum dilutive effect from stock options and warrants, and if applicable, the conversion equivalents of the 6 1/2% Convertible Subordinated Notes due 2001 and the 9.00% Convertible Subordinated Debentures due 1995. The conversion equivalent of Zenith's outstanding cumulative convertible preferred stock was included in the calculation of weighted average shares for periods prior to the acquisition if dilutive; otherwise, net income was reduced by the applicable amount of preferred dividends.

(3) INCOME TAXES:

        The provision for income taxes is based on the consolidated United States entities' and individual foreign companies' estimated tax rates for the applicable year. The Company utilizes the liability method and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities using the enacted tax laws. Deferred income tax provisions and benefits are based on the changes in the deferred tax asset or tax liability from period to period.

        The provision for income taxes consists of the following (in thousands):

Three Months Ended March 31,                                                                 1995                1994
                                                                                         --------            --------
  Current:
     United States                                                                         $5,530             $10,810
     Foreign, including Puerto Rico and U.S. Virgin Islands                                 2,243                 599
  Deferred                                                                                     87              (1,599)
                                                                                           ------             -------
                                                                                           $7,860             $ 9,810
                                                                                           ======             =======

(4) BUSINESS COMBINATIONS:

        On March 21, 1995, the Company and Knoll AG, a wholly-owned subsidiary of BASF Aktiengesellschaft, established a joint venture for the marketing of generic pharmaceutical products in Europe. Additional information relating to the joint venture appears in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

        On December 30, 1994, the Company acquired Zenith in consideration for 27,173,140 shares of the Company's common stock. The acquisition was accounted for using the pooling of interests method of accounting. Accordingly, the condensed consolidated financial statements for the first quarter of 1994 included herein give retroactive effect to the acquisition.

        The following table summarizes the impact of the Zenith acquisition on the Company's previously reported results of operations (in thousands):

                                                                          Income Before
                                                             Net          Extraordinary             Net
Three Months Ended March 31, 1994                          Revenues           Items               Income
                                                           --------       -------------          --------

IVAX, as previously reported                               $236,500          $ 21,932            $ 20,284
Zenith                                                       24,281             2,730               2,730
Intercompany eliminations                                    (1,307)              306                 306
                                                           --------          --------            --------
IVAX, as restated                                          $259,474          $ 24,968            $ 23,320
                                                           ========          ========            ========

(5) SUBSEQUENT EVENTS:

        On April 28, 1995, the Company's Board of Directors declared a semi-annual $.04 per share cash dividend. This dividend is payable on June 1, 1995 to holders of record of the Company's common stock on May 12, 1995. In each of June and December 1994, the Company paid cash dividends of $.03 per share.

        On April 11, 1995, McGaw, Inc. repurchased $3,355,000 face value of its 10 3/8% Senior Notes due April 1, 1999 at a purchase price of 101% of their outstanding principal amount plus accrued interest. The repurchase was made pursuant to the indenture governing the Notes. The repurchase resulted in a pre-tax extraordinary loss of approximately $34,000 which will be recorded during the 1995 second quarter.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        On December 30, 1994, the Company consummated the acquisition of Zenith Laboratories, Inc. ("Zenith"), which develops, manufactures and sells generic pharmaceutical products in the United States. The financial information for prior periods has been restated to include the results of Zenith, the acquisition of which was accounted for as a pooling of interests.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 1995 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1994

        The Company reported net income of $23.4 million for the three months ended March 31, 1995, compared to $23.3 million for the first quarter of 1994. Income before extraordinary items was $23.3 million for the 1995 first quarter compared to $25.0 million for the same period in 1994, a decrease of $1.7 million. Results for the 1995 first quarter included an extraordinary gain from the extinguishment of debt of $54,000, while the 1994 first quarter results included a $1.6 million extraordinary loss from the extinguishment of debt.

        Net earnings per primary and fully diluted common share were $.20 for both the first quarters of 1995 and 1994. Primary and fully diluted earnings before extraordinary items for the 1995 first quarter were $.20, a decrease of $.01 compared to the first quarter of 1994.

NET REVENUES AND GROSS PROFIT BY BUSINESS SEGMENT:
(In thousands)

                                                           1995                                 1994
                                                --------------------------           --------------------------
First Quarter                                     Net              Gross               Net              Gross
                                                Revenues           Profit            Revenues           Profit
                                                --------          --------           --------          --------

Pharmaceuticals                                 $158,732          $ 69,768           $138,375          $ 65,537
Intravenous products                              83,247            32,491             82,616            34,184
Personal care products                            16,922             9,430             15,655             9,629
Diagnostics                                        4,179             2,613              4,330             2,591
Specialty chemicals                               18,080             5,416             18,611             5,867
Intersegment eliminations                            (80)                -               (113)               28
                                                --------          --------           --------          --------
     Total                                      $281,080          $119,718           $259,474          $117,836
                                                ========          ========           ========          ========

        Net revenues for the three months ended March 31, 1995 totalled $281.1 million, compared to $259.5 million for the three months ended March 31, 1994, an increase of $21.6 million. Consolidated gross profit in the first quarter of 1995 increased $1.9 million from the first quarter of 1994. Gross profit was $119.7 million (43% of net revenues) for the 1995 first quarter, compared to $117.8 million (45% of net revenues) for the 1994 first quarter.

        Net revenues of the Company's pharmaceutical operations increased $20.4 million in comparison to the first quarter of 1994. Increases of $26.2 million in net revenues of the Company's international pharmaceutical operations and $8.3 million in domestic net sales of pharmaceutical products, exclusive of verapamil HCl ER tablets manufactured by the Company ("manufactured verapamil"), were partially offset by a decline of $14.1 million in domestic net revenues attributable to manufactured verapamil.

        The Company's international pharmaceutical operations generated net revenues of $65.1 million in the first quarter of 1995. The $26.2 million increase in total international pharmaceutical net revenues included $15.3 million of net revenues resulting from the July 1994 acquisition of a majority interest in Galena a.s. ("Galena"). The acquisition was accounted for as a purchase and the results of operations of Galena are included in the Company's condensed consolidated financial statements only since the acquisition date. The remaining $10.9 million increase in net revenues of the Company's international pharmaceutical operations was primarily due to higher sales of both branded and generic products in the United Kingdom and Ireland.

        Domestic pharmaceutical net revenues, exclusive of manufactured verapamil, totalled approximately $71.8 million for the first quarter of 1995 compared to $63.5 million for the first quarter of 1994. The increase in net revenues, exclusive of manufactured verapamil, as compared to the first quarter of 1994 was primarily the result of increased sales of generic products manufactured by the Company. In addition, during the first quarter and part of the second quarter of 1994, the domestic pharmaceutical operations were adversely impacted by delays in processing and shipment of customer orders and the loss of customer orders resulting from the conversion to a new integrated sales order entry, inventory control and product delivery computer software system.
During 1994 and the 1995 first quarter, the results of the domestic generic pharmaceutical operations were also affected by competition in the United States generic pharmaceutical market. Competition continues to intensify, and will continue to affect the Company's domestic generic pharmaceutical business, particularly its distribution operations.

        Net revenues attributable to sales of manufactured verapamil totalled $21.8 million during the first quarter of 1995 compared to $35.9 million for the same quarter of 1994. The decrease in net revenues in the 1995 first quarter compared to the 1994 first quarter was due primarily to a reduction in the net selling price of verapamil caused by competition, offset in part by increased volume caused by an increase in the substitution rate of generic verapamil for brand name verapamil. The Company had been the sole United States supplier of generic verapamil until March 1994, when Zenith began distribution of generic verapamil supplied by a company marketing brand name verapamil. Notwithstanding the Company's acquisition of Zenith, competition in the generic verapamil market has continued because Zenith's former verapamil supplier commenced distribution of generic verapamil through another generic pharmaceutical company. Moreover, other manufacturers may obtain regulatory approvals or otherwise determine to market generic verapamil during the remainder of 1995 and thereafter. As additional competitors enter the generic verapamil market, the resulting competition is likely to further reduce the Company's verapamil net revenues and gross profit.

        The gross profit percentage of the Company's pharmaceutical operations was 47.4% in the first quarter of 1994 and 44.0% in the first quarter of 1995. The decline in gross profit was primarily attributable to the reduction of verapamil unit sales prices, in combination with competition in the domestic generic pharmaceutical distribution business, partially offset by a shift in sales mix to higher margin generic products manufactured by the Company's domestic pharmaceutical operations and higher margin branded products manufactured by the Company's international pharmaceutical operations.

        Net revenues of the intravenous products division totalled $83.2 million in the 1995 first quarter, an increase of $631,000 from the first quarter of 1994. Gross profit was $32.5 million for the 1995 first quarter compared to $34.2 million for the same quarter of the prior year. The increase in net revenues resulted from higher sales of specialty biomedical infusion devices and basic intravenous sets partially offset by lower net revenues attributable to Hespan(Registered Trademark), McGaw's brand name blood plasma expansion product. The $1.7 million decrease in gross profit was primarily due to a reduction in the net selling price of Hespan(Registered Trademark). Hespan(Registered Trademark) accounted for net revenues of $4.1 million in the 1995 first quarter and $6.1 million in the 1994 first quarter. In February 1995, another pharmaceutical company introduced a generic version of Hespan(Registered Trademark) in the United States and, accordingly, McGaw's share of the market will be reduced, and Hespan(Registered Trademark) net revenues and gross profit will decrease compared to 1994.

        Net revenues of the Company's other operations, which represented approximately 14% and 15% of consolidated net revenues in the first quarters of 1995 and 1994, respectively, rose $618,000 from the first quarter of the prior year. Higher sales volumes of trade show and promotional products resulting in the $1.3 million increase in net revenues of the personal care products group were partially offset by declines in net revenues of the diagnostic and specialty chemicals businesses. Combined gross profit decreased $656,000, primarily due to the shift in sales mix of the specialty chemicals group to lower margin products, in combination with the specialty chemicals group's reduction in net revenues as compared to the first quarter of 1994.

OPERATING EXPENSES BY BUSINESS SEGMENT:
(In thousands)

                                                               Research    Amortization
                                           General and            and           of            Merger
                                Selling   Administrative      Development   Intangibles      Expenses        Total
                               --------   --------------      -----------  ------------      --------        -----
1995 First Quarter
- ------------------
Pharmaceuticals                $ 18,862       $ 13,018          $ 10,673     $     590        $     -      $ 43,143
Intravenous products             13,868          6,127             3,547         1,172              -        24,714
Personal care products            6,279          1,761               227           222              -         8,489
Diagnostics                         878            681               235            50              -         1,844
Specialty chemicals               3,346          1,153               503           349              -         5,351
Corporate and other                   -          2,049                 -             -              -         2,049
                               --------       --------          --------      --------       --------      --------
   Total                       $ 43,233       $ 24,789          $ 15,185      $  2,383        $     -      $ 85,590
                               ========       ========          ========      ========       ========      ========

1994 First Quarter
- ------------------
Pharmaceuticals                $ 15,634       $ 11,238          $  7,221      $  1,108        $     -      $ 35,201
Intravenous products             14,105          6,059             3,143         1,742              -        25,049
Personal care products            4,535          1,944                98           292              -         6,869
Diagnostics                         975            688               321            49              -         2,033
Specialty chemicals               3,656            932               527           347              -         5,462
Corporate and other                   -          3,291                 -             -            476         3,767
                               --------       --------          --------      --------       --------      --------
   Total                       $ 38,905       $ 24,152          $ 11,310      $  3,538       $    476      $ 78,381
                               ========       ========          ========      ========       ========      ========


        Selling expenses totalled $43.2 million (15.4% of net revenues) for the first quarter of 1995 compared to $38.9 million (15.0% of net revenues) for the first quarter of 1994. A $3.1 million increase in selling expenses of the Company's international pharmaceutical operations due primarily to the 67% rise in its net revenues accounted for over 70% of the $4.3 million increase in total selling expenses as compared to the first quarter of 1994. Selling expenses of the personal care products group were $1.7 million higher than the 1994 first quarter principally due to increased promotional activity, including trade show expenditures.

        General and administrative expenses totalled $24.8 million for the 1995 first quarter, an increase of $637,000 as compared to the same quarter last year. Higher general and administrative costs of the Company's pharmaceutical operations, up $1.8 million, were partially offset by a $1.2 million reduction in corporate general and administrative expenses. Increased facilities and personnel expenditures of the Company's international pharmaceutical operations, and the inclusion of $764,000 of general and administrative costs of Galena, were primarily responsible for the $1.8 million increase in general and administrative expenses of the pharmaceutical operations as compared to the first quarter of 1994.
The decline in corporate general and administrative expenses was primarily the result of a receivable recorded during the 1995 first quarter related to lower than anticipated workers' compensation incidence rates.

        Research and development expenses rose $3.9 million in comparison to the 1994 first quarter to a total of $15.2 million. Expenditures by the Company's pharmaceutical operations and intravenous products division, in combination, represented approximately 94% of the total research and development expenses for the first quarter of 1995. Management intends to continue to increase the level of its research and development efforts. Actual expenditures will depend on, among other things, the outcome of clinical testing of products under development, delays or changes in government required testing and approval procedures, technological and competitive development, and strategic marketing decisions.

        Amortization expense declined $1.2 million compared to the 1994 first quarter as a result of the write-off of deferred financing costs associated with the retirement of debt by McGaw in March 1994, in combination with the effect of the amortization of the excess of the fair value of assets acquired from Galena over the purchase price paid.

        Other income, net, increased $2.7 million from the first quarter of the prior year, primarily due to gains recorded on the sale of certain trademarks by the personal care products group and on the sale of an investment in equity securities of an affiliated company.

CURRENCY FLUCTUATIONS

        For the three months ended March 31, 1995, approximately 25% of the Company's net revenues were attributable to operations which principally generated revenues in currencies other than the United States dollar, compared to approximately 16% for the three months ended March 31, 1994. Fluctuations in the value of foreign currencies relative to the United States dollar impact the reported results of operations for the Company. If the United States dollar weakens relative to the foreign currency, the earnings generated in the foreign currency will, in effect, increase when converted into United States dollars and vice versa. As a result of exchange rate differences, net revenues increased by approximately $2.5 million for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994; the impact on net income was not significant.

INCOME TAXES

        The Company's effective tax rate was 24.2% and 28.2% for the three months ended March 31, 1995 and 1994, respectively. The decline in the Company's consolidated effective tax rate was primarily the result of the recognition of $1.3 million in available United States tax credits for 1994 Puerto Rico income and a higher proportion of 1995 first quarter income generated by the Company's operations in Puerto Rico and Ireland, which are taxed at lower statutory rates.

LIQUIDITY AND CAPITAL RESOURCES

        At March 31, 1995, the Company's working capital was approximately $344.1 million, compared to $332.8 million at December 31, 1994. Cash and cash equivalents totalled $11.9 million at March 31, 1995, as compared to $37.0 million at year-end 1994 and $43.8 million as of March 31, 1994.

        The Company used $4.6 million in cash for operating activities during the first quarter of 1995 compared to cash of $1.0 million provided by operating activities during the first quarter of 1994. The

$5.6 million decline in cash generated from operating activities as compared to the first quarter of the prior year was primarily the result of the decrease in current liabilities partially offset by a lower rate of growth in both accounts receivable and inventories.

        The Company utilized net cash of $24.2 million during the first quarter of 1995 for investing activities compared to $18.0 million during the first quarter of 1994. The $6.2 million increase was principally the result of a higher level of capital expenditures. In addition, during the 1995 first quarter, the Company's personal care products division sold certain trademarks resulting in $2.8 million in proceeds.

        Net cash of $2.7 million was provided by financing activities during the first quarter of 1995, in comparison to net cash of $30.4 million used for financing activities in the same quarter of the prior year. Prior to the end of the 1994 first quarter, the Company borrowed
$30.0 million under its revolving credit facility and utilized approximately $22.5 million of cash to repay $52.5 million of McGaw's term (floating rate) notes. In addition, during the first quarter of 1994, McGaw repaid the amounts borrowed under its $30 million revolving credit facility which totalled $11.1 million as of December 31, 1993. McGaw's revolving credit facility was terminated in June 1994.

        As discussed in Note 5, Subsequent Events, in the Notes to Condensed Consolidated Financial Statements, on April 28, 1995, the Company's Board of Directors declared a semi-annual cash dividend of $.04 per share, payable on June 1, 1995 to holders of record of the Company's common stock on May 12, 1995. Additionally, on April 11, 1995, McGaw repurchased $3,355,000 face value of its 10 3/8% Senior Notes due April 1, 1999 at a purchase price of 101% of their outstanding principal amount plus accrued interest. The repurchase was made pursuant to the indenture governing the Notes.

PART II -- OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

        In connection with the L-Tryptophan litigation previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1994, the Company's wholly-owned subsidiary, Goldline Laboratories, Inc., as of May 8, 1995, had either been named as a defendant or assumed the defense of a customer named as a defendant in a total of 110 lawsuits. As of such date, 103 of such lawsuits had been settled and 7 remained pending in both state and federal courts.

        In late April 1995, Zenith Laboratories, Inc. ("Zenith"), a wholly-owned subsidiary of the Company, received approvals from the Food and Drug Administration to manufacture and market the antibiotic Cefaclor in capsule and oral suspension formulations in the United States. Cefaclor is the generic equivalent of Ceclor(Registered Trademark), a product of Eli Lilly and Company ("Lilly"). On April 27, 1995, Lilly filed a lawsuit against Zenith and others styled ELI LILLY AND COMPANY V. AMERICAN CYANAMID COMPANY, BIOCRAFT LABORATORIES, INC., ZENITH LABORATORIES, INC. AND BIOCHIMICA OPOS S.P.A. in the United States District Court for the Southern District of Indiana, Indianapolis Division. In general, the lawsuit alleges that Zenith's Cefaclor raw material supplier, a third party unaffiliated with the Company, manufactures Cefaclor raw material in a manner which infringes two process patents owned by Lilly, and that Zenith and the other named defendants have knowingly and willfully infringed and induced the supplier to infringe the patents by importing the raw material into the United States. The lawsuit seeks to enjoin Zenith and the other defendants from infringing or inducing the infringement of the patents and from making, using or selling any product incorporating the raw material provided by such supplier, and seeks an unspecified amount of monetary damages and the destruction of all Cefaclor raw material manufactured by the supplier and imported into the United States. The Company intends to defend the lawsuit vigorously. Although the Company believes Lilly's allegations are without merit, if determined adversely to the Company, the lawsuit would likely have a material adverse effect on the Company's financial position and results of operations. Ceclor(Registered Trademark) is a registered trademark of Eli Lilly and Company.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS

        10      Letter Agreement, dated April 27, 1995, among the
                Company, NationsBank of Florida, National Association and Continental Bank, N.A.

        11      Computation of Earnings Per Share

        27      Financial Data Schedule

(b)     CURRENT REPORT ON FORM 8-K

        On January 6, 1995, the Company filed a Current Report on Form 8-K reporting the consummation on December 30, 1994 of the merger of Zenith Laboratories, Inc. with and into a wholly-owned subsidiary of the Company.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              IVAX CORPORATION

        Date: May 11, 1995                    By: /s/ Michael W. Fipps
                                                  ------------------------
                                                  Michael W. Fipps
                                                  Senior Vice President-Finance
                                                  Chief Financial Officer