Form 10-Q
period 1995-06-30
IVAX CORP /DE
filed 1995-08-14
CIK 772197

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

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

                          YES  [X]               NO _____

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        115,371,683 SHARES OF COMMON STOCK, $.10 PAR VALUE, OUTSTANDING AS OF AUGUST 4, 1995.

                            IVAX CORPORATION

                                 INDEX

PART I - FINANCIAL INFORMATION                                     PAGE NO.
                                                                   --------
Condensed Consolidated Balance Sheets as of June 30, 1995
        and December 31, 1994.                                            2

Condensed Consolidated Statements of Operations
        for the three and six months ended June 30, 1995 and 1994.        4

Condensed Consolidated Statements of Cash Flows
        for the six months ended June 30, 1995 and 1994.                  5

Notes to Condensed Consolidated Financial Statements.                     6

Management's Discussion and Analysis of Financial
        Condition and Results of Operations.                              9

PART II - OTHER INFORMATION                                              18

PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                     IVAX CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                  ASSETS

                                                               JUNE 30,      DECEMBER 31,
                                                                 1995            1994
                                                             -----------     ------------
                                                             (unaudited)      (audited)
                                                                   (In thousands)
CURRENT ASSETS:

  Cash and cash equivalents, including interest bearing
    deposits of $15,799 and $34,440 at June 30, 1995
    and December 31, 1994, respectively                       $   15,799       $   37,045
  Accounts receivable, net of allowances for doubtful
    accounts of $11,182 and $10,940 at June 30, 1995
    and December 31, 1994, respectively                          247,128          219,717
  Inventories                                                    243,556          221,520
  Other current assets                                            52,839           46,060
                                                              ----------       ----------
       Total current assets                                      559,322          524,342
                                                              ----------       ----------

PROPERTY, PLANT AND EQUIPMENT, net of
  accumulated depreciation and amortization                      351,829          319,872
                                                              ----------       ----------

OTHER ASSETS:

  Cost in excess of net assets of acquired companies, net        139,457          138,433
  Patents, trademarks, licenses and other intangibles, net        53,730           53,446
  Investments in and advances to affiliated companies             10,435            8,631
  Other                                                           60,250           61,980
                                                              ----------       ----------

                                                                 263,872          262,490
                                                              ----------       ----------

                                                              $1,175,023       $1,106,704
                                                              ==========       ==========

                                (Continued)

                     IVAX CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS

                               (Continued)

                   LIABILITIES AND SHAREHOLDERS' EQUITY

                                                               JUNE 30,      DECEMBER 31,
                                                                 1995            1994
                                                             -----------     ------------
                                                             (unaudited)      (audited)
                                                                   (In thousands)

CURRENT LIABILITIES:

  Loans payable                                              $    3,868       $    5,006
  Current portion of long-term debt                               4,343            5,454
  Accounts payable                                               67,629           91,704
  Accrued income taxes payable                                   12,899            8,308
  Accrued expenses and other current liabilities                 77,783           81,052
                                                             ----------       ----------

       Total current liabilities                                166,522          191,524
                                                             ----------       ----------

LONG-TERM DEBT, net of current portion                          281,468          253,839
                                                             ----------       ----------

OTHER LONG-TERM LIABILITIES                                      16,013           16,502
                                                             ----------       ----------

MINORITY INTEREST                                                14,421           10,383
                                                             ----------       ----------

SHAREHOLDERS' EQUITY:

  Common stock, $.10 par value:
    Authorized--250,000 shares
    Issued and outstanding--
               June 30, 1995       115,079 shares
               December 31, 1994   114,046 shares                11,508           11,405
  Capital in excess of par value                                426,656          417,734
  Retained earnings                                             262,986          216,156
  Interest in Company's stock held by affiliate                    (145)            (272)
  Cumulative translation adjustment                              (4,406)         (10,567)
                                                             ----------       ----------

       Total shareholders' equity                               696,599          634,456
                                                             ----------       ----------

                                                             $1,175,023       $1,106,704
                                                             ==========       ==========

      The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

                     IVAX CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

                                                                    THREE MONTHS                 SIX MONTHS
PERIOD ENDED JUNE 30,                                            1995          1994          1995          1994
(In thousands, except per share data)                          --------      --------      --------      --------
NET REVENUES                                                   $306,684      $282,687      $587,764      $542,161

COST OF SALES                                                   176,849       163,695       338,211       305,333
                                                               --------      --------      --------      --------
   Gross profit                                                 129,835       118,992       249,553       236,828
                                                               --------      --------      --------      --------

OPERATING EXPENSES:
   Selling                                                       44,412        40,703        87,645        79,608
   General and administrative                                    24,876        23,031        49,665        47,183
   Research and development                                      16,479        10,500        31,664        21,810
   Amortization of intangible assets                              2,559         3,253         4,942         6,791
   Merger expenses                                                 -               44          -              520
                                                               --------      --------      --------      --------
   Total operating expenses                                      88,326        77,531       173,916       155,912
                                                               --------      --------      --------      --------
   Income from operations                                        41,509        41,461        75,637        80,916

OTHER INCOME (EXPENSE):
   Interest income                                                  385           494           946           841
   Interest expense                                              (5,190)       (5,143)      (10,591)      (10,699)
   Other income, net                                              1,069          (257)        4,280           275
                                                               --------      --------      --------      --------
                                                                 (3,736)       (4,906)       (5,365)       (9,583)
                                                               --------      --------      --------      --------
   Income before income taxes, minority interest
      and extraordinary items                                    37,773        36,555        70,272        71,333

PROVISION FOR INCOME TAXES                                        8,793         9,920        16,653        19,730
                                                               --------      --------      --------      --------
   Income before minority interest and extraordinary items       28,980        26,635        53,619        51,603

MINORITY INTEREST                                                  (855)         -           (2,191)         -
                                                               --------      --------      --------      --------
   Income before extraordinary items                             28,125        26,635        51,428        51,603

   Extraordinary items-Gains (losses) on extinguishment
      of debt, net of taxes                                         (20)          296            34        (1,352)
                                                               --------      --------      --------      --------
   NET INCOME                                                  $ 28,105      $ 26,931      $ 51,462      $ 50,251
                                                               ========      ========      ========      ========
EARNINGS PER COMMON SHARE:
   Primary:
      Earnings before extraordinary items                      $    .24      $    .23      $    .44      $    .44
      Extraordinary items                                          -             -             -             (.01)
                                                               --------      --------      --------      --------
      Net earnings                                             $    .24      $    .23      $    .44      $    .43
                                                               ========      ========      ========      ========

   Fully Diluted:
      Earnings before extraordinary items                      $    .24      $    .23      $    .43      $    .44
      Extraordinary items                                          -             -             -             (.01)
                                                               --------      --------      --------      --------
      Net earnings                                             $    .24      $    .23      $    .43      $    .43
                                                               ========      ========      ========      ========
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING:
      Primary                                                   118,741       116,206       118,061       116,263
                                                               ========      ========      ========      ========
      Fully Diluted                                             119,030       116,492       118,586       116,549
                                                               ========      ========      ========      ========

      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                     IVAX CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

SIX MONTHS ENDED JUNE 30,                                        1995            1994
(In thousands)                                                ----------     ----------
Cash flows from operating activities:
  Net income                                                   $ 51,462       $ 50,251
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                              27,063         22,306
      Provision (credit) for deferred taxes                         777         (1,395)
      Provision for allowances for doubtful accounts              1,646          3,241
      Gains on sale of long-term assets                          (2,921)          -
      (Gains) losses on extinguishment of debt                      (63)         1,676
      Minority interest                                           2,191           -
      Changes in assets and liabilities:
        Increase in accounts receivable                         (27,048)       (10,020)
        Increase in inventories                                 (21,794)       (35,500)
        Increase in other current assets                         (3,613)        (5,402)
        (Increase) decrease in other assets                      (1,168)         3,040
        Decrease in accounts payable, accrued expenses
          and other current liabilities                         (22,066)        (4,758)
        Increase (decrease) in other long-term liabilities         (629)         2,555
        Other, net                                                  677            556
                                                               --------       --------
          Net cash provided by operating activities               4,514         26,550
                                                               --------       --------
Cash flows from investing activities:
  Capital expenditures, net of proceeds from sales              (49,733)       (38,100)
  Acquisitions of patents, trademarks, licenses
    and other intangibles, net of sales proceeds                   (401)        (5,497)
  Acquisitions of businesses, net of cash acquired               (2,106)          (958)
  Other, net                                                       (303)           292
                                                               --------       --------
          Net cash used for investing activities                (52,543)       (44,263)
                                                               --------       --------
Cash flows from financing activities:
  Payments on long-term debt and loans payable                  (32,134)       (74,263)
  Borrowings on long-term debt and loans payable                 56,027         40,194
  Issuance of common stock                                        8,244          5,745
  Issuance of stock of pooled companies                            -             2,980
  Cash dividends paid                                            (4,632)        (2,566)
                                                               --------       --------
          Net cash provided by (used for) financing activities   27,505        (27,910)
                                                               --------       --------
          Effect of exchange rate changes on cash                  (722)           931
                                                               --------       --------
          Net decrease in cash and cash equivalents             (21,246)       (44,692)

  Cash and cash equivalents at the beginning of the year         37,045         91,481
                                                               --------       --------
  Cash and cash equivalents at the end of the period           $ 15,799       $ 46,789
                                                               ========       ========
Supplemental disclosures:

  Interest paid                                                $ 11,255       $ 11,164
                                                               ========       ========
  Income tax payments                                          $  9,799       $ 41,389
                                                               ========       ========

      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                     IVAX CORPORATION AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                (Unaudited)

(1) GENERAL:

        In the opinion of the management of IVAX Corporation, the accompanying unaudited condensed consolidated financial statements of IVAX Corporation and subsidiaries ("IVAX") contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of IVAX as of June 30, 1995, and the results of operations for the three and six months ended June 30, 1995 and 1994. The results of operations and cash flows for the six months ended June 30, 1995 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 1995.

        The condensed consolidated financial statements have been restated to include the accounts of Zenith Laboratories, Inc. ("Zenith"), acquired by IVAX on December 30, 1994 in a transaction accounted for as a pooling of interests.

        The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in IVAX' Annual Report on Form 10-K for the year ended December 31, 1994.

        The accounting policies followed for interim financial reporting are the same as those disclosed in Note 2 of the Notes to Consolidated Financial Statements included in IVAX' Annual Report on Form 10-K for the year ended December 31, 1994.

(2) EARNINGS PER SHARE:

        Primary earnings per share is computed by dividing net income by the weighted average number of common and dilutive common equivalent shares outstanding for each period. Common stock equivalents include the dilutive effect of all outstanding stock options and warrants using the treasury stock method. Fully diluted earnings per share assumes the maximum dilutive effect from stock options and warrants, and if applicable, the conversion equivalents of the 6-1/2% Convertible Subordinated Notes due 2001 and the 9.00% Convertible Subordinated Debentures due 1995. The conversion equivalent of Zenith's outstanding cumulative convertible preferred stock was included in the calculation of weighted average shares for the periods prior to the acquisition if dilutive; otherwise, net income was reduced by the applicable amount of preferred dividends.

(3) INCOME TAXES:

        The provision for income taxes is based on the consolidated United States entities' and individual foreign companies' estimated tax rates for the applicable year. IVAX utilizes the liability method and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities using the enacted tax laws. Deferred income tax provisions and benefits are based on the changes in the deferred tax asset or tax liability from period to period.

        The provision for income taxes consists of the following (in thousands):

                                       THREE MONTHS            SIX MONTHS
Period Ended June 30,                 1995      1994        1995       1994
                                    -------   -------     --------   --------
Current:
  United States                     $ 5,802   $ 7,134     $ 11,332   $ 17,944
  Foreign, including Puerto Rico
    and U.S. Virgin Islands           2,301     2,582        4,544      3,181
Deferred                                690       204          777     (1,395)
                                    -------   -------     --------   --------
Provision for Income Taxes          $ 8,793   $ 9,920     $ 16,653   $ 19,730
                                    =======   =======     ========   ========

(4) BUSINESS COMBINATIONS:

        On December 30, 1994, IVAX acquired Zenith in consideration for 27,173,140 shares of IVAX' common stock. The acquisition was accounted for using the pooling of interests method of accounting. Accordingly, the condensed consolidated financial statements included herein give retroactive effect to the acquisition.

        The following table summarizes the impact of the Zenith acquisition on IVAX' previously reported results of operations (in thousands):

                                                  INCOME BEFORE
                                        NET       EXTRAORDINARY      NET
                                      REVENUES        ITEMS        INCOME
                                     ---------    -------------   --------
Three Months ended June 30, 1994

IVAX, as previously reported         $ 249,391      $ 23,467      $ 23,763
Zenith                                  34,777         3,228         3,228
Intercompany eliminations               (1,481)          (60)          (60)
                                     ---------      --------      --------
IVAX, as restated                    $ 282,687      $ 26,635      $ 26,931
                                     =========      ========      ========

Six Months ended June 30, 1994

IVAX, as previously reported         $ 485,891      $ 45,399      $ 44,047
Zenith                                  59,058         5,958         5,958
Intercompany eliminations               (2,788)          246           246
                                     ---------      --------      --------
IVAX, as restated                    $ 542,161      $ 51,603      $ 50,251
                                     =========      ========      ========


(5) DEBT:

        At June 30, 1995, $80,000,000 was outstanding under IVAX' revolving credit facility which permits borrowings of up to $100,000,000. As of December 31, 1994, $45,000,000 was outstanding under this facility. The revolving credit facility providing for borrowings of up to $10,000,000 previously maintained by Zenith expired in June 1995.

        On April 11, 1995, McGaw, Inc. ("McGaw") purchased $3,355,000 face value of its 10-3/8% Senior Notes due April 1, 1999 at a purchase price of 101% of their outstanding principal amount plus accrued interest. The repurchase was made pursuant to the indenture governing the Notes. The repurchase resulted in a pre-tax extraordinary loss of approximately $34,000.

        In January 1995, IVAX purchased $1,000,000 face value of its 6-1/2% Convertible Subordinated Notes due 2001, resulting in a $54,000 net extraordinary gain, after provision for income taxes of $43,000.

(6) DIVIDENDS ON COMMON STOCK:

        On June 1, 1995, IVAX paid a semi-annual $.04 per share cash dividend to holders of record of IVAX' common stock as of May 12, 1995. In each of June and December 1994, IVAX paid cash dividends of $.03 per share.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        On December 30, 1994, IVAX consummated the acquisition of Zenith Laboratories, Inc. ("Zenith"), which develops, manufactures and sells generic pharmaceutical products in the United States. The financial information for prior periods has been restated to include the results of Zenith, the acquisition of which was accounted for as a pooling of interests.

RESULTS OF OPERATIONS

 SIX MONTHS ENDED JUNE 30, 1995 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1994

        IVAX reported net income of $51.5 million for the six months ended June 30, 1995, an increase of $1.2 million from the $50.3 million in net income reported for the six months ended June 30, 1994. Income before extraordinary items was $51.4 million for the six months ended June 30, 1995, compared to $51.6 million for the same period of the prior year. Results for the first half of 1995 included a $34,000 net extraordinary gain from the early extinguishment of debt, while the results for the first half of 1994 included $1.4 million of extraordinary losses from the early extinguishment of debt.

        Primary earnings before extraordinary items per common share were $.44 for both the first six months of 1995 and 1994. Net earnings per primary common share of $.44 for the first half of 1995 increased $.01 from the $.43 reported for the same period of the prior year. In the first half of 1994, IVAX recorded net extraordinary losses related to the early extinguishment of debt.

NET REVENUES AND GROSS PROFIT BY BUSINESS SEGMENT:
(In thousands)
                                      1995                      1994
SIX MONTHS                    ---------------------     ---------------------
----------                       NET        GROSS          NET        GROSS
                               REVENUES     PROFIT       REVENUES     PROFIT
                              ---------   ---------     ---------   ---------
Pharmaceuticals               $ 340,496   $ 147,246     $ 297,492   $ 131,031
Intravenous products            170,839      68,989       165,715      69,112
Personal care products           33,814      17,983        31,917      19,160
Diagnostics                       7,792       4,653         8,952       5,342
Specialty chemicals              35,265      10,682        38,085      12,183
Intersegment eliminations          (442)        -             -           -
                              ---------   ---------     ---------   ---------
     Total                    $ 587,764   $ 249,553     $ 542,161   $ 236,828
                              =========   =========     =========   =========

        Net revenues for the first half of 1995 totalled $587.8 million compared to $542.2 million for the first half of 1994, an increase of $45.6 million, or 8%. Consolidated gross profit for the six months ended June 30, 1995 increased $12.7 million, or 5%, from the same period of the prior year. Gross profit was $249.6 million (42.5% of net revenues) for the first half of 1995, compared to $236.8 million (43.7% of net revenues) for the first half of 1994.

        Net revenues of IVAX' pharmaceutical operations increased $43.0 million in comparison to the first six months of 1994. The increase of $45.5 million in net revenues of IVAX' international pharmaceutical operations was partially offset by a decline of $2.5 million in domestic pharmaceutical net revenues.

        IVAX' international pharmaceutical operations generated net revenues of $128.4 million for the first six months of 1995. The $45.5 million increase in international pharmaceutical net revenues included $31.1 million of net revenues resulting from the July 1994 acquisition of a majority interest in Galena a.s. ("Galena"). The acquisition was accounted for as a purchase and Galena's results of operations are included in IVAX' condensed consolidated financial statements only since the acquisition date. The remaining $14.4 million increase in net revenues of IVAX' international pharmaceutical operations was primarily due to higher sales of both branded and generic products in the United Kingdom and Ireland accompanied by the favorable impact of exchange rate differences in comparison to the prior year period.

        Domestic pharmaceutical net revenues totalled $212.1 million for the first six months of 1995, compared to $214.6 million for the same period of 1994. The decrease in net revenues was primarily the result of a reduction in revenues attributable to verapamil HCl ER tablets manufactured by IVAX ("manufactured verapamil"), partially offset by increased net revenues from other generic products manufactured by IVAX. In addition, domestic pharmaceutical net revenues for the first six months of 1994 included $17.0 million of sales by Zenith of verapamil manufactured by Zenith's former verapamil supplier. During the first quarter and part of the second quarter of 1994, the domestic pharmaceutical operations were adversely impacted by delays in processing and shipment of customer orders and the loss of customer orders resulting from the conversion to a new integrated sales order entry, inventory control and product delivery computer software system.

        Net revenues attributable to sales of manufactured verapamil totalled $42.4 million during the first six months of 1995, compared to $59.3 million for the first six months of the prior year. The decrease in net revenues in the first half of 1995 compared to the first half of 1994 was due primarily to a reduction in the net selling price of verapamil caused by competition, offset in part by increased volume caused by an increase in the substitution rate of generic verapamil for brand name verapamil. IVAX had been the sole United States supplier of generic verapamil until March 1994, when Zenith began distribution of generic verapamil supplied by a company marketing brand name verapamil. Notwithstanding IVAX' acquisition of Zenith, competition in the generic verapamil market has continued because Zenith's former verapamil supplier commenced distribution of generic verapamil through another generic pharmaceutical company. Moreover, other manufacturers may obtain regulatory approvals or otherwise determine to market generic verapamil during the remainder of 1995 and thereafter. As additional competitors enter the generic verapamil market, the resulting competition is likely to further reduce IVAX' verapamil net revenues and gross profit.

        The increase in sales of generic products manufactured by IVAX, exclusive of manufactured verapamil, was largely attributable to $22.0 million in net sales of cefaclor, the generic equivalent of Eli Lilly and Company's Ceclor/registered trademark/, an antibiotic indicated for the treatment of a variety of infections. IVAX received FDA approval to market cefaclor and commenced selling cefaclor in late April 1995. Although cefaclor contributed significantly to the 1995 second quarter, the levels of revenues generated during the introduction period of a new generic drug are often higher than the levels experienced for routine inventory replenishment by customers in the months following the drug's introduction. Moreover, other companies offer cefaclor in the generic market, and accordingly, competition in the generic cefaclor market may result in lower cefaclor net revenues for IVAX in future periods. In addition, the principal raw material used in the manufacture of cefaclor is presently available to IVAX from only one source. Changes in the availability of or the price charged for the raw material may affect IVAX' future net revenues or gross profit attributable to cefaclor. In addition, IVAX' sale of cefaclor is the subject of a patent infringement action brought by Eli Lilly and Company, as discussed in Part II of this Form 10-Q.

        The gross profit percentage of IVAX' pharmaceutical operations was 43.2% in the first six months of 1995 and 44.0% in the first six months of 1994. The decline in the gross profit percentage was primarily attributable to the reduction of verapamil unit sales prices, in combination with competition in the domestic generic pharmaceutical distribution business. These factors were partially offset by a shift in sales mix to higher margin generic products manufactured by IVAX' domestic pharmaceutical operations and higher margin branded products manufactured by IVAX' international pharmaceutical operations combined with the favorable impact of the reversal of $2.7 million of reserves deemed excessive at June 30, 1995 for inventories, customer rebates, sales returns and allowances.

        Net revenues of the intravenous products division totalled $170.8 million in the six months ended June 30, 1995, an increase of $5.1 million from the $165.7 million in the same period of 1994. The increase in net revenues resulted primarily from higher sales of specialty biomedical infusion devices and basic intravenous sets combined with the favorable impact of the reversal of $2.6 million of reserves deemed excessive at June 30, 1995 for warranties, customer rebates and chargebacks, partially offset by lower net revenues attributable to specialty nutrition solutions and Hespan/registered trademark/, McGaw's brand name blood plasma expansion product. Gross profit was $69.0 million for the first half of 1995 compared to $69.1 million for the same period of the prior year. The gross profit percentage of the intravenous products division decreased from 41.7% for the first six months of 1994 to 40.4% for the same period of 1995. The decrease was primarily due to the reduction in the net selling price of Hespan/registered trademark/ caused by new competition, in combination with decreases in selling prices of other products in response to the intravenous products division's customers' focus on containment of health care costs. Hespan/registered trademark/ accounted for net revenues of $7.8 million in the first half of 1995 compared to $11.0 million in the same period of the prior year. In February 1995, another pharmaceutical company introduced a generic version of Hespan/registered trademark/ in the United States and, accordingly, the intravenous products division's share of the market has been reduced, and Hespan/registered trademark/ net revenues and gross profit are expected to decrease compared to 1994.

        Net revenues of IVAX' other operations, which represented approximately 13% and 15% of consolidated net revenues in the first six months of 1995 and 1994, respectively, decreased $2.5 million from the first half of the prior year. Higher sales volumes of the lower margin hair care product line, resulting in the $1.9 million increase in net revenues of the personal care products group, were more than offset by declines in net revenues of the specialty chemicals and diagnostic businesses. Combined gross profit of IVAX' other operations decreased $3.4 million, primarily due to the reduction in net revenues of the specialty chemicals and diagnostics businesses as compared to the first half of 1994 and the write-off of obsolete inventory by the personal care products group during the second quarter of 1995, in combination with a shift in sales mix of the specialty chemicals group to lower margin products.

OPERATING EXPENSES BY BUSINESS SEGMENT:
(In thousands)
                                                          RESEARCH      AMORTIZATION
                                       GENERAL AND           AND             OF           MERGER
1995 SIX MONTHS           SELLING     ADMINISTRATIVE     DEVELOPMENT     INTANGIBLES     EXPENSES      TOTAL
---------------           -------     --------------     -----------    ------------     --------      -----
Pharmaceuticals           $38,910        $23,887           $22,196         $1,402         $  -       $ 86,395
Intravenous products       27,587         12,157             7,427          2,345            -         49,516
Personal care products     12,786          3,017               471            397            -         16,671
Diagnostics                 1,727          1,349               512             99            -          3,687
Specialty chemicals         6,635          2,269             1,058            699            -         10,661
Corporate and other          -             6,986              -              -               -          6,986
                          -------        -------           -------         ------         -------    --------
    Total                 $87,645        $49,665           $31,664         $4,942         $  -       $173,916
                          =======        =======           =======         ======         =======    ========

1994 SIX MONTHS
---------------
Pharmaceuticals           $33,037        $23,423           $13,753         $2,377         $   -      $ 72,590
Intravenous products       27,780         11,584             6,123          3,165             -        48,652
Personal care products      9,268          3,285               259            457             -        13,269
Diagnostics                 2,018          1,482               629             99             -         4,228
Specialty chemicals         7,505          1,932             1,046            693             -        11,176
Corporate and other          -             5,477              -              -                520       5,997
                          -------        -------           -------         ------         -------    --------
    Total                 $79,608        $47,183           $21,810         $6,791         $   520    $155,912
                          =======        =======           =======         ======         =======    ========

        Selling expenses totalled $87.6 million (14.9% of net revenues) for the first six months of 1995, compared to $79.6 million (14.7% of net revenues) for the first six months of 1994. A $6.0 million increase in selling expenses of IVAX' international pharmaceutical operations, due primarily to the 55% rise in its net revenues, accounted for approximately 75% of the $8.0 million increase in total selling expenses as compared to the first half of 1994. Selling expenses of the personal care products group were $3.5 million higher than the first half of 1994 principally due to increased marketing and promotional activity for the hair care and cosmetics product lines.

        General and administrative expenses totalled $49.7 million (8.4% of net revenues) for the first half of 1995, compared to $47.2 million (8.7% of net revenues) for the first half of 1994, an increase of $2.5 million. Increased facilities and personnel expenditures of IVAX' international pharmaceutical operations, and the inclusion of $1.8 million of general and administrative expenses of Galena, were partially offset by the domestic pharmaceutical operations' reduction of $3.5 million in this expense category as compared to the first half of 1994. Approximately $1.4 million of reserves deemed excessive at June 30, 1995 were reversed by the domestic pharmaceutical operations. Corporate general and administrative expenses increased $1.5 million in comparison to the first six months of 1994 due primarily to increases in personnel costs, travel expenses and business insurance costs, partially offset by the impact of a receivable recorded during the first quarter of 1995 related to lower than anticipated workers' compensation incidence rates.

        Research and development expenses rose $9.9 million in comparison to the first six months of 1994 to a total of $31.7 million. Expenditures by IVAX' pharmaceutical operations and intravenous products division, in combination, represented approximately 94% of the total research and development expenses for the first half of 1995. Management intends to continue to increase the level of its research and development efforts. Actual expenditures will depend on, among other things, the outcome of clinical testing of products under development, delays or changes in government required testing and approval procedures, technological and competitive development, and strategic marketing decisions.

        Amortization expense decreased $1.8 million compared to the first six months of 1994 as a result of the write-off of deferred financing costs associated with the March 1994 retirement of debt by McGaw, in combination with the effect of the amortization of the excess of the fair value of assets acquired from Galena over the purchase price paid.

        Other income, net, increased $4.0 million from the first half of the prior year, primarily due to gains recorded in the 1995 first quarter on the sale of certain trademarks by the personal care products group and on the sale of an investment in equity securities of an affiliated company. In addition, higher licensing and grant revenues of IVAX' international pharmaceutical operations also contributed to the increase in other income, net, as compared to the first six months of 1994.

THREE MONTHS ENDED JUNE 30, 1995 COMPARED TO THE THREE MONTHS ENDED
JUNE 30, 1994

        IVAX reported net income of $28.1 million for the three months ended June 30, 1995, compared to $26.9 million for the second quarter of 1994. Income before extraordinary items was $28.1 million for the 1995 second quarter, compared to $26.6 million for the same period in 1994, an increase of $1.5 million. Results for the 1995 second quarter included a $20,000 extraordinary loss from the extinguishment of debt, while the 1994 second quarter results included a $296,000 net extraordinary gain from the extinguishment of debt.

        Net earnings per primary and fully diluted common share were $.24 for the second quarter of 1995. This reflected a $.01 increase from the $.23 in net earnings on both a primary and fully diluted common share basis reported for the second quarter of 1994.

NET REVENUES AND GROSS PROFIT BY BUSINESS SEGMENT:
(In thousands)
                                      1995                      1994
SECOND QUARTER                ---------------------     ---------------------
--------------                   NET        GROSS          NET        GROSS
                               REVENUES     PROFIT       REVENUES     PROFIT
                              ---------   ---------     ---------   ---------
Pharmaceuticals               $ 181,764   $  77,478     $ 159,117   $  65,494
Intravenous products             87,592      36,498        83,099      34,928
Personal care products           16,892       8,553        16,262       9,531
Diagnostics                       3,613       2,040         4,622       2,751
Specialty chemicals              17,185       5,266        19,474       6,316
Intersegment eliminations          (362)        -             113         (28)
                              ---------   ---------     ---------   ---------
     Total                    $ 306,684   $ 129,835     $ 282,687   $ 118,992
                              =========   =========     =========   =========

        Net revenues for the three months ended June 30, 1995 totalled $306.7 million, compared to $282.7 million for the three months ended June 30, 1994, an increase of $24.0 million, or 8%. Consolidated gross profit in the second quarter of 1995 increased $10.8 million, or 9%, from the second quarter of 1994. Gross profit was $129.8 million (42.3% of net revenues) for the 1995 second quarter, compared to $119.0 million (42.1% of net revenues) for the 1994 second quarter.

        Compared to the 1994 second quarter, net revenues of IVAX' pharmaceuticals operations increased $22.6 million, which included increases of $19.3 million in net revenues of IVAX' international pharmaceutical operations and $3.3 million in domestic net sales of pharmaceutical products.

        The international pharmaceuticals operations generated net revenues of $63.2 million in the second quarter of 1995, compared to $43.9 million for the same quarter of the prior year. The $19.3 million increase in international pharmaceutical net revenues included $15.8 million of net revenues attributable to Galena. As discussed in the comparison of the six months ended June 30, 1995 versus the same period in the prior year, the July 1994 acquisition of Galena was accounted for as a purchase, and accordingly, the results of its operations are included in IVAX' results of operations only since the date of acquisition. The remaining $3.5 million increase in net revenues of the international pharmaceutical operations was principally attributable to the favorable impact of exchange rate differences on IVAX' operations in the United Kingdom and Ireland.

        Domestic pharmaceutical net revenues totalled $118.6 million for the second quarter of 1995, compared to $115.2 million for the same period of the prior year. A reduction in net revenues attributable to manufactured verapamil caused by competition was more than offset by an increase in net revenues from other generic products manufactured by IVAX. As mentioned in the discussion of the six months ended June 30, 1995 compared to the six months ended June 30, 1994, IVAX began distribution of a new generic product, cefaclor, in the second quarter of 1995 which contributed $22.0 million of net revenues to the 1995 second quarter. Domestic pharmaceutical net revenues for the second quarter of 1994 included $12.7 million of sales by Zenith of verapamil manufactured by Zenith's former verapamil supplier.

        Net revenues attributable to sales of manufactured verapamil totalled $20.6 million in the second quarter of 1995, compared to $23.4 million in the second quarter of the prior year. The decline in net revenues in the 1995 second quarter compared to the same period in the prior year was due primarily to the reduction in the net selling price of verapamil caused by competition, offset in part by increased volume caused by an increase in the substitution rate of generic verapamil for brand name verapamil.

        The gross profit percentage of IVAX' pharmaceutical operations increased from 41.2% in the second quarter of 1994 to 42.6% in the second quarter of 1995. The improvement was primarily the result of the shift in sales mix to higher margin generic products manufactured by IVAX, including cefaclor, and higher margin branded products manufactured by IVAX' international pharmaceutical operations, in combination with the impact of the reversal of $2.7 million of reserves deemed excessive at June 30, 1995 for inventories, customer rebates, sales returns and allowances, partially offset by the reduction in verapamil unit sales prices and competition in the domestic generic pharmaceutical distribution business.

        The intravenous products division generated net revenues of $87.6 million during the second quarter of 1995, an increase of $4.5 million from the same quarter of 1994. The increase in net revenues resulted primarily from sales of specialty biomedical infusion devices and basic intravenous sets and the favorable impact of the reversal of $2.6 million of reserves deemed excessive at June 30, 1995 for warranties, customer rebates and chargebacks, partially offset by lower net revenues attributable to Hespan/registered trademark/ and specialty nutrition solutions. Sales of Hespan/registered trademark/ accounted for $3.7 million of net revenues during the 1995 second quarter compared to $4.9 million during the 1994 second quarter. Gross profit of the intravenous products division increased $1.6 million as compared to the second quarter of 1994, to a total of $36.5 million for the 1995 second quarter. However, the gross profit percentage of the intravenous products division decreased to 41.7% for the second quarter of 1995 from 42.0% for the same quarter of 1994, primarily due to the reduction in the net selling price of Hespan/registered trademark/ resulting from competition.

        Net revenues of IVAX' other operations totalled $37.3 million, or 12% of consolidated net revenues, in the second quarter of 1995 as compared to $40.5 million, or 14% of consolidated net revenues, in the second quarter of 1994. The $3.1 million decrease in net revenues was principally the result of the decline in net revenues reported by the specialty chemicals group, due mainly to lower sales of industrial cleaning and textile products. Combined gross profit of IVAX' other operations totalled $15.9 million for the 1995 second quarter, a decrease of $2.7 million from the same quarter of the prior year. The decrease in the combined gross profit of IVAX' other operations in comparison to the second quarter of 1994 was principally the result of sales declines in the specialty chemicals and diagnostics groups and the personal care products group's write-off of obsolete inventory, accompanied by a shift in sales mix to lower margin products.

OPERATING EXPENSES BY BUSINESS SEGMENT:
(In thousands)
                                                          RESEARCH      AMORTIZATION
                                       GENERAL AND           AND             OF           MERGER
1995 SECOND QUARTER       SELLING     ADMINISTRATIVE     DEVELOPMENT     INTANGIBLES     EXPENSES      TOTAL
-------------------       -------     --------------     -----------    ------------     --------      -----
Pharmaceuticals           $20,048        $10,869           $11,523         $  812         $  -       $ 43,252
Intravenous products       13,719          6,030             3,880          1,173            -         24,802
Personal care products      6,507          1,256               244            175            -          8,182
Diagnostics                   849            668               277             49            -          1,843
Specialty chemicals         3,289          1,116               555            350            -          5,310
Corporate and other          -             4,937              -              -               -          4,937
                          -------        -------           -------         ------         -------    --------
    Total                 $44,412        $24,876           $16,479         $2,559         $  -       $ 88,326
                          =======        =======           =======         ======         =======    ========

1994 SECOND QUARTER
-------------------
Pharmaceuticals           $17,403        $12,185           $ 6,532         $1,269         $   -      $ 37,389
Intravenous products       13,675          5,525             2,980          1,423             -        23,603
Personal care products      4,733          1,341               161            165             -         6,400
Diagnostics                 1,043            794               308             50             -         2,195
Specialty chemicals         3,849          1,000               519            346             -         5,714
Corporate and other          -             2,186              -              -                 44       2,230
                          -------        -------           -------         ------         -------    --------
    Total                 $40,703        $23,031           $10,500         $3,253         $    44    $ 77,531
                          =======        =======           =======         ======         =======    ========

        Selling expenses totalled $44.4 million (14.5% of net revenues) for the second quarter of 1995, an increase of $3.7 million from $40.7 million (14.4% of net revenues) for the second quarter of 1994. Increases of $2.6 million and $1.8 million in selling expenses of IVAX' pharmaceutical operations and the personal care products group, respectively, were partially offset by a $560,000 decrease in selling expenses of the specialty chemicals group. A 44% increase in net revenues of the international pharmaceutical operations in comparison to the 1994 second quarter, in combination with expenses related to the introduction of new products overseas during the 1995 second quarter, were the principal factors resulting in the increase in selling expenses of the pharmaceutical operations. The implementation of a new media advertising campaign, increased marketing and promotional activity and the relaunch of a cosmetic product line during the second quarter of 1995 resulted in the rise in selling expenses of the personal care products group as compared to the same quarter of the prior year.

        General and administrative expenses totalled $24.9 million (8.1% of net revenues) for the 1995 second quarter, compared to $23.0 million (8.1% of net revenues) for the 1994 second quarter, an increase of $1.8 million. The inclusion of $1.1 million of general and administrative expenses of Galena, was more than offset by a $3.1 million reduction in this expense category by IVAX' domestic pharmaceutical operations including the reversal of approximately $1.4 million of reserves deemed excessive at June 30, 1995. Corporate general and administrative expenses, however, increased $2.8 million as compared to the 1994 second quarter due primarily to higher personnel expenses, including employee benefits costs.

        Research and development expenses in the 1995 second quarter increased 57% from the same period of the prior year to a total of $16.5 million. This increase reflects IVAX' continuing focus on the development of new and improved products.

        The $694,000 decline in amortization expenses in the second quarter of 1995 as compared to the second quarter of 1994 was principally the result of the effect of the amortization of the excess of the fair value of assets acquired from Galena over the purchase price paid.

CURRENCY FLUCTUATIONS

        For the three and six months ended June 30, 1995, approximately 22% and 23%, respectively, of IVAX' net revenues were attributable to operations which principally generated revenues in currencies other than the United States dollar, compared to approximately 17% for the three and six months ended June 30, 1994. Fluctuations in the value of foreign currencies relative to the United States dollar impact the reported results of operations for IVAX. If the United States dollar weakens relative to the foreign currency, the earnings generated in the foreign currency will, in effect, increase when converted into United States dollars and vice versa. As a result of exchange rate differences, net revenues increased by approximately $2.4 million and $4.9 million for the three and six months ended June 30, 1995, respectively, as compared to the same periods of the prior year.

INCOME TAXES

        IVAX' effective tax rate was 23% and 27% for the three months ended June 30, 1995 and 1994, respectively. For the six months ended June 30, 1995, IVAX' effective tax rate was 24% as compared to 28% for the same period of the prior year. IVAX' consolidated effective tax rate decreased because of a higher proportion of income generated by IVAX' operations in Ireland, Puerto Rico and the U.S. Virgin Islands, which are taxed at lower statutory rates.

LIQUIDITY AND CAPITAL RESOURCES

        At June 30, 1995, IVAX' working capital was approximately $392.8 million, compared to $332.8 million at December 31, 1994. Cash and cash equivalents totalled $15.8 million at June 30, 1995, as compared to $37.0 million at year-end 1994 and $46.8 million as of June 30, 1994.

        IVAX generated $4.5 million in cash from operating activities during the first six months of 1995 compared to $26.6 million during the first six months of 1994. The $22.0 million decline in cash generated from operating activities as compared to the first half of 1994 was primarily the result of a higher rate of growth in accounts receivable and increased reductions in current liabilities, partially offset by a lower rate of inventory growth.

        Net cash of $52.5 million was utilized for investing activities during the first half of 1995 as compared to $44.3 million for the same period of the prior year. The $8.3 million increase was principally the result of a higher level of capital expenditures.

        Net cash of $27.5 million was provided by financing activities during the first six months of 1995, in comparison to net cash of $27.9 million used for financing activities in the same period of the prior year. During the first half of 1994, IVAX borrowed $30.0 million under its revolving credit facility and utilized approximately $22.5 million of cash to repay $52.5 million of McGaw's term (floating rate) notes. In addition, during the first half of 1994, McGaw repaid the amounts borrowed under its revolving credit facility which totalled $11.1 million as of December 31, 1993. McGaw's revolving credit facility was terminated in June 1994. As of the end of the second quarter of 1995, IVAX had $80.0 million in borrowings outstanding under its $100 million revolving credit facility, an increase of $35.0 million from 1994 year-end. Prior to the end of the 1995 second quarter, the revolving credit facility providing for borrowings of up to $10.0 million previously maintained by Zenith expired. During the first half of 1995, McGaw purchased approximately $3.4 million face value of its 10-3/8% Senior Notes due April 1, 1999 at a purchase price of 101% of their outstanding amount plus accrued interest. The purchase was made pursuant to the indenture governing the notes. In addition, in January 1995, IVAX purchased $1.0 million of its 6-1/2% Convertible Subordinated Notes at a purchase price of 89% of their outstanding amount plus accrued interest.

        On June 1, 1995, IVAX paid a semi-annual cash dividend of $.04 per share to holders of record of IVAX' common stock as of May 12, 1995. In each of June and December 1994, IVAX paid cash dividends of $.03 per share.

PART II -- OTHER INFORMATION

ITEM 1  --  LEGAL PROCEEDINGS

        On April 28, 1995, an action styled VENTANA PARTNERSHIP III, L.P. AND VENTANA EQUITY EXPANSION PARTNERSHIP IV, L.P. VS. IVAX CORPORATION, PHILLIP FROST, M.D., ISAAC KAYE AND ANDREW ZINZI was filed in the United States District Court for the Southern District of California. The complaint alleges essentially the same securities laws violations as well as negligent misrepresentation claim as alleged in the consolidated class action suit styled HARVEY M. JASPER RETIREMENT TRUST AND HARVEY M. JASPER INDIVIDUAL RETIREMENT ACCOUNT ET. AL. VS. IVAX CORPORATION AND PHILLIP FROST ET. AL. previously reported in IVAX' Annual Report on Form 10-K for the year ended December 31, 1994. The complaint seeks in excess of $21 million in compensatory, consequential, rescissionary and punitive damages, as well as litigation costs. It is expected that this action will be transferred to the Southern District of Florida and consolidated with the class action suit referred to above.

        In connection with the action styled ABS MB INVESTMENT LIMITED PARTNERSHIP AND ABS MB LTD. VS. IVAX CORPORATION previously reported in IVAX' Annual Report on Form 10-K for the year ended December 31, 1994, the Court entered an order on June 26, 1995 denying plaintiffs' motion for summary judgment with respect to the claims alleging that IVAX breached certain provisions of the merger agreement and IVAX' bylaws and granted IVAX' motion to dismiss such counts. The Court denied IVAX' motion to dismiss the counts relating to alleged violation of Sections 11 and 12(2) of the Securities Act of 1933 and alleged violations of certain state securities laws, as well as its motion to transfer venue. On July 11, 1995, the plaintiffs filed a motion to reconsider the dismissal of the claims alleging breach of IVAX' bylaws, or, in the alternative, to certify an appeal of the dismissal of such counts. Such motion remains pending.

        On August 4, 1995, the U.S. District Court for the Southern District of Indiana denied Eli Lilly and Company's ("Lilly") motion for preliminary injunction in the patent lawsuit styled ELI LILLY AND COMPANY VS. AMERICAN CYANAMID COMPANY, BIOCRAFT LABORATORIES, INC., ZENITH LABORATORIES, INC. AND BIOCHIMICA OPOS S.P.A. previously reported in IVAX' Quarterly Report on Form 10-Q for the quarter ended March 31, 1995. Lilly's preliminary injunction motion sought to prevent Zenith from selling cefaclor until the merits of Lilly's allegations could be determined at trial. On August 11, 1995, Lilly filed a notice of appeal of the District Court's August 4th order.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At IVAX' annual meeting of shareholders held on July 28, 1995, IVAX' shareholders elected sixteen directors. The number of votes cast for and withheld for each nominee for directors were as follows:


DIRECTOR                    FOR                WITHHELD
--------                    ---                --------
Mark Andrews                100,531,260        280,034
Lloyd Bentsen               100,382,214        429,080
Ernst Biekert, Ph.D.        100,521,033        290,261
Leslie B. Daniels           100,547,825        263,469
Dante B. Fascell            100,470,046        341,248
Jack Fishman, Ph.D.         100,540,130        271,164
Phillip Frost, M.D.         100,543,852        267,442
Harold S. Geneen            100,444,753        366,541
Peter M. Gottsegen          100,541,245        270,049
Jane Hsiao, Ph.D.           100,543,269        268,025
Lyle Kasprick               100,548,056        263,238
Isaac Kaye                  100,536,036        275,258
Harvey M. Krueger           100,530,283        281,011
John H. Moxley, III, M.D.   100,542,284        269,010
M. Lee Pearce, M.D.         100,527,358        283,936
Michael Weintraub           100,542,301        268,993


        There were no broker non-votes with respect to the foregoing matter.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS

      10 Amendment No. 3, dated June 30, 1995, to Revolving Credit and Reimbursement Agreement among IVAX, NationsBank of Florida, National Association and Bank of America Illinois (formerly Continental Bank, N.A.)*

      11        Computation of Earnings Per Share

      27        Financial Data Schedule

(b)   CURRENT REPORT ON FORM 8-K

      No reports on Form 8-K were filed during the quarter ended June 30, 1995.

__________

*Certain exhibits to this document have not been filed. The registrant agrees to furnish a copy of any omitted exhibit to the Securities and Exchange Commission upon request.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      IVAX CORPORATION

        Date:  August 14, 1995        By: /s/ MICHAEL W. FIPPS
                                          -----------------------------
                                          Michael W. Fipps
                                          Senior Vice President-Finance
                                          Chief Financial Officer