Form 10-Q
period 1995-09-30
IVAX CORP /DE
filed 1995-11-14
CIK 772197

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

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

                                  YES X      NO


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   117,817,500 SHARES OF COMMON STOCK, $.10 PAR VALUE, OUTSTANDING AS OF
                                OCTOBER 31, 1995.

                                IVAX CORPORATION

                                      INDEX


PART I - FINANCIAL INFORMATION                                          PAGE NO.
                                                                        --------

Condensed Consolidated Balance Sheets as of September 30, 1995
         and December 31, 1994.                                                2

Condensed Consolidated Statements of Operations
         for the three and nine months ended September 30, 1995 and 1994.      4

Condensed Consolidated Statements of Cash Flows
         for the nine months ended September 30, 1995 and 1994.                5

Notes to Condensed Consolidated Financial Statements.                          6

Management's Discussion and Analysis of Financial
         Condition and Results of Operations.                                 10

PART II - OTHER INFORMATION                                                   19

PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS


                        IVAX CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                              SEPTEMBER 30,         DECEMBER 31,
                                                                                  1995                  1994
                                                                              -------------         ------------
                                                                               (unaudited)            (audited)
                                                                                        (In thousands)
CURRENT ASSETS:

    Cash and cash equivalents, including interest bearing
       deposits of $28,171 and $34,440 at September 30, 1995
       and December 31, 1994, respectively                                     $    29,456          $    37,045
    Accounts receivable, net of allowances for doubtful
       accounts of $13,112 and $10,940 at September 30, 1995
       and December 31, 1994, respectively                                         278,522              219,717
    Inventories                                                                    239,668              221,520
    Other current assets                                                            58,927               46,060
                                                                               -----------          -----------

            Total current assets                                                   606,573              524,342
                                                                               -----------          -----------

PROPERTY, PLANT AND EQUIPMENT, net of
   accumulated depreciation and amortization                                       364,489              319,872
                                                                               -----------          -----------

OTHER ASSETS:

    Cost in excess of net assets of acquired companies, net                        141,011              138,433
    Patents, trademarks, licenses and other intangibles, net                        51,034               53,446
    Investments in and advances to affiliated companies                             10,522                8,631
    Other                                                                           69,304               61,980
                                                                               -----------          -----------

                                                                                   271,871              262,490
                                                                               -----------          -----------

                                                                               $ 1,242,933          $ 1,106,704
                                                                               ===========          ===========

                                   (Continued)

                        IVAX CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Continued)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                              SEPTEMBER 30,         DECEMBER 31,
                                                                                  1995                  1994
                                                                              -------------         ------------
                                                                               (unaudited)            (audited)
                                                                                        (In thousands)
CURRENT LIABILITIES:

    Loans payable                                                              $     3,549          $     5,006
    Current portion of long-term debt                                                4,508                5,454
    Accounts payable                                                                69,320               91,704
    Accrued income taxes payable                                                    21,267                8,308
    Accrued expenses and other current liabilities                                  89,835               81,052
                                                                               -----------          -----------

            Total current liabilities                                              188,479              191,524
                                                                               -----------          -----------

LONG-TERM DEBT, net of current portion                                             289,974              253,839
                                                                               -----------          -----------

OTHER LONG-TERM LIABILITIES                                                         14,970               16,502
                                                                               -----------          -----------

MINORITY INTEREST                                                                   14,920               10,383
                                                                               -----------          -----------

SHAREHOLDERS' EQUITY:

    Common stock, $.10 par value:
       Authorized--250,000 shares
       Issued and outstanding--
               September 30, 1995        117,463 shares
               December 31, 1994         114,046 shares                             11,746               11,405
    Capital in excess of par value                                                 438,617              417,734
    Retained earnings                                                              290,571              216,156
    Interest in Company's stock held by affiliate                                     (145)                (272)
    Cumulative translation adjustment                                               (6,199)             (10,567)
                                                                               -----------          -----------

            Total shareholders' equity                                             734,590              634,456
                                                                               -----------          -----------

                                                                               $ 1,242,933          $ 1,106,704
                                                                               ===========          ===========

      The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

                        IVAX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                       THREE MONTHS                      NINE MONTHS
PERIOD ENDED SEPTEMBER 30,                                         1995            1994             1995             1994
                                                                ---------       ---------        ---------        ---------
(In thousands, except per share data)
NET REVENUES                                                    $ 310,212       $ 296,552        $ 897,976        $ 838,713

COST OF SALES                                                     183,469         172,528          521,680          477,861
                                                                ---------       ---------        ---------        ---------

    Gross profit                                                  126,743         124,024          376,296          360,852
                                                                ---------       ---------        ---------        ---------

OPERATING EXPENSES:
    Selling                                                        45,241          43,828          132,886          123,436
    General and administrative                                     30,336          26,554           80,001           73,737
    Research and development                                       15,836          12,035           47,500           33,845
    Amortization of intangible assets                               2,394           2,960            7,336            9,751
    Merger expenses                                                     -           1,346                -            1,866
                                                                ---------       ---------        ---------        ---------

    Total operating expenses                                       93,807          86,723          267,723          242,635
                                                                ---------       ---------        ---------        ---------

    Income from operations                                         32,936          37,301          108,573          118,217

OTHER INCOME (EXPENSE):
    Interest income                                                   430             650            1,376            1,491
    Interest expense                                               (4,402)         (5,511)         (14,993)         (16,210)
    Other income, net                                                 947             300            5,227              575
                                                                ---------       ---------        ---------        ---------

                                                                   (3,025)         (4,561)          (8,390)         (14,144)
                                                                ---------       ---------        ---------        ---------
    Income before income taxes, minority interest
      and extraordinary items                                      29,911          32,740          100,183          104,073

PROVISION FOR INCOME TAXES                                          1,291           5,814           17,944           25,544
                                                                ---------       ---------        ---------        ---------

    Income before minority interest and extraordinary items        28,620          26,926           82,239           78,529

MINORITY INTEREST                                                  (1,038)           (613)          (3,229)            (613)
                                                                ---------       ---------        ---------        ---------

    Income before extraordinary items                              27,582          26,313           79,010           77,916

    Extraordinary items-Gains (losses) on extinguishment
      of debt, net of taxes                                             -              92               34           (1,260)
                                                                ---------       ---------        ---------        ---------

    NET INCOME                                                  $  27,582       $  26,405        $  79,044        $  76,656
                                                                =========       =========        =========        =========

EARNINGS PER COMMON SHARE:
    Primary:
      Earnings before extraordinary items                       $     .23       $     .23        $     .67        $     .67
      Extraordinary items                                               -               -                -             (.01)
                                                                ---------       ---------        ---------        ---------
      Net earnings                                              $     .23       $     .23        $     .67        $     .66
                                                                =========       =========        =========        =========

    Fully Diluted:
      Earnings before extraordinary items                       $     .23       $     .23        $     .66        $     .67
      Extraordinary items                                               -               -                -             (.01)
                                                                ---------       ---------        ---------        ---------
      Net earnings                                              $     .23       $     .23        $     .66        $     .66
                                                                =========       =========        =========        =========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING:
    Primary                                                       119,312         116,432          118,842          116,273
                                                                =========       =========        =========        =========
    Fully Diluted                                                 120,692         116,777          120,578          116,554
                                                                =========       =========        =========        =========

      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        IVAX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

NINE MONTHS ENDED SEPTEMBER 30,                                                       1995              1994
                                                                                   ----------        ----------
(In thousands)
Cash flows from operating activities:
    Net income                                                                     $   79,044        $   76,656
    Adjustments to reconcile net income to net cash
        provided by operating activities:
            Depreciation and amortization                                              39,917            37,388
            Provision (credit) for deferred taxes                                      (1,644)              973
            Provision for allowances for doubtful accounts                              3,720             3,992
            Gains on sale of long-term assets                                          (2,921)                -
            (Gains) losses on extinguishment of debt                                      (63)            1,502
            Minority interest                                                           3,229               613
            Changes in assets and liabilities:
                Increase in accounts receivable                                       (62,637)          (23,901)
                Increase in inventories                                               (18,204)          (37,953)
                Increase in other current assets                                       (8,791)           (8,603)
                Increase in other assets                                               (2,129)           (1,545)
                Increase (decrease) in accounts payable, accrued expenses
                    and other current liabilities                                      (7,283)            5,495
                Increase (decrease) in other long-term liabilities                     (1,322)               29
                Other, net                                                              1,132               652
                                                                                   ----------        ----------

                    Net cash provided by operating activities                          22,048            55,298
                                                                                   ----------        ----------

Cash flows from investing activities:
    Capital expenditures, net of proceeds from sales                                  (72,395)          (62,219)
    Acquisitions of patents, trademarks, licenses
        and other intangibles, net of sales proceeds                                     (687)           (5,707)
    Acquisitions of businesses, net of cash acquired                                   (4,831)          (11,909)
    Other, net                                                                           (397)              295
                                                                                   ----------        ----------

                    Net cash used for investing activities                            (78,310)          (79,540)
                                                                                   ----------        ----------

Cash flows from financing activities:
    Payments on long-term debt and loans payable                                      (50,759)         (110,361)
    Borrowings on long-term debt and loans payable                                     83,429            78,494
    Issuance of common stock                                                           20,444             5,945
    Issuance of stock of pooled companies                                                   -             3,320
    Cash dividends paid                                                                (4,632)           (2,566)
                                                                                   ----------        ----------

                    Net cash provided by (used for) financing activities               48,482           (25,168)
                                                                                   ----------        ----------

                    Effect of exchange rate changes on cash                               191                99
                                                                                   ----------        ----------

                    Net decrease in cash and cash equivalents                          (7,589)          (49,311)

    Cash and cash equivalents at the beginning of the year                             37,045            91,481
                                                                                   ----------        ----------

    Cash and cash equivalents at the end of the period                             $   29,456        $   42,170
                                                                                   ==========        ==========

Supplemental disclosures:

    Interest paid                                                                  $   11,884        $   12,496
                                                                                   ==========        ==========

    Income tax payments                                                            $   11,661        $   44,004
                                                                                   ==========        ==========

  The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        IVAX CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

(1) GENERAL:

         In the opinion of the management of IVAX Corporation, the accompanying unaudited condensed consolidated financial statements of IVAX Corporation and subsidiaries ("IVAX") contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of IVAX as of September 30, 1995, and the results of operations for the three and nine months ended September 30, 1995 and 1994. The results of operations and cash flows for the nine months ended September 30, 1995 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 1995.

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

         The provision for income taxes consists of the following (in thousands):

                                          Three Months          Nine Months
Period Ended September 30,              1995       1994       1995       1994
                                      --------   --------   --------   --------
Current:
    United States                     $   (859)  $ (1,143)  $ 10,473   $ 16,801
    Foreign, including Puerto Rico
        and U.S. Virgin Islands          4,571      4,589      9,115      7,770
Deferred                                (2,421)     2,368     (1,644)       973
                                      --------   --------   --------   --------
Provision for Income Taxes            $  1,291   $  5,814   $ 17,944   $ 25,544
                                      ========   ========   ========   ========

         Effective September 30, 1995, IVAX released $7,300,000 of McGaw, Inc.'s ("McGaw") valuation allowances which had been recorded to fully reserve the deferred tax asset related to the future benefit of McGaw's net operating loss carryforwards. The release of these valuation allowances and realization of the benefits of other temporary differences reduced IVAX' consolidated tax provision for the three and nine months ended September 30, 1995 by $6,200,000 and decreased intangible assets by $1,100,000.

         Effective September 30, 1994, IVAX released $11,831,000 of McGaw's valuation allowances which had been recorded to fully reserve the deferred tax asset related to the future benefit of McGaw's net operating loss carryforwards. The release of these valuation allowances reduced IVAX' consolidated tax provision for the three and nine months ended September 30, 1994 by $6,627,000 and decreased intangible assets by $5,204,000.


(4) BUSINESS COMBINATIONS:

         During 1995, IVAX paid a total of $4,843,000 in cash and issued 350,000 shares of common stock to complete certain acquisitions. The historical operations of these acquisitions, when compared to the historical operations of IVAX, were not significant.

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

         The following table summarizes the impact of the Zenith acquisition on IVAX' previously reported results of operations (in thousands):

                                                     Income Before
                                           Net       Extraordinary      Net
                                        Revenues         Items        Income
                                        ---------    -------------   --------
Three Months ended September 30, 1994

IVAX, as previously reported            $ 266,417       $ 23,317     $ 23,409
Zenith                                     32,124          3,174        3,174
Intercompany eliminations                  (1,989)          (178)        (178)
                                        ---------       --------     --------
IVAX, as restated                       $ 296,552       $ 26,313     $ 26,405
                                        =========       ========     ========


Nine Months ended September 30, 1994

IVAX, as previously reported            $ 752,308       $ 68,716     $ 67,456
Zenith                                     91,182          9,132        9,132
Intercompany eliminations                  (4,777)            68           68
                                        ---------       --------     --------
IVAX, as restated                       $ 838,713       $ 77,916     $ 76,656
                                        =========       ========     ========


(5) DEBT:

         At September 30, 1995, $89,000,000 was outstanding under IVAX' revolving credit facility which permits borrowings of up to $100,000,000. As of December 31, 1994, $45,000,000 was outstanding under this facility. The revolving credit facility providing for borrowings of up to $10,000,000 previously maintained by Zenith expired in June 1995.


(6) DIVIDENDS ON COMMON STOCK:

         On June 1, 1995, IVAX paid a semi-annual $.04 per share cash dividend to holders of record of IVAX' common stock as of May 12, 1995. In each of June and December 1994, IVAX paid cash dividends of $.03 per share.

         On October 27, 1995, IVAX' Board of Directors declared a semi-annual cash dividend of $.04 per share, payable on December 1, 1995 to holders of record of IVAX' common stock on November 10, 1995.

(7)  SUBSEQUENT EVENTS:

         On October 18, 1995, IVAX entered into a transaction agreement with Hafslund Nycomed AS ("Hafslund Nycomed"), relating to a proposed business combination of IVAX with Hafslund Nycomed's medical businesses. Hafslund Nycomed, based in Oslo, Norway, is primarily engaged in the development, production and marketing of medical imaging contrast media and prescription and over-the-counter drugs. As of September 30, 1995, approximately $995,000 of costs incurred in connection with the proposed transaction have been capitalized and will be expensed upon consummation or termination of the transaction. For additional information concerning the proposed business combination, reference is made to IVAX' Current Report on Form 8-K dated October 18, 1995.

         On November 8, 1995, IVAX sold its investment in 1,000,000 shares of North American Vaccine, Inc. Series A Convertible Preferred Stock to a limited partnership beneficially owned by the chairman and chief executive officer of IVAX for $16,250,000 in cash. The sale resulted in a pre-tax gain of approximately $12,835,000 which will be recorded during the 1995 fourth quarter.

         During October 1995, $1,000,000 of IVAX' 9.00% Convertible Subordinated Debentures due 1995 were converted by a debenture holder into 192,307 shares of IVAX common stock at a rate of one share for every $5.20 of principal outstanding.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1994

         IVAX reported net income of $79.0 million for the nine months ended September 30, 1995, an increase of $2.3 million from the $76.7 million in net income reported for the nine months ended September 30, 1994. Income before extraordinary items was $79.0 million for the nine months ended September 30, 1995, compared to $77.9 million for the same period of the prior year. Results for the first nine months of 1995 included a $34,000 net extraordinary gain from the early extinguishment of debt, while the results for the first nine months of 1994 included $1.3 million of extraordinary losses from the early extinguishment of debt.

         Primary earnings before extraordinary items per common share were $.67 for both the first nine months of 1995 and 1994. Net earnings per primary common share were $.67 for the first nine months of 1995, an increase of $.01 from the $.66 reported for the same period of the prior year. In the first nine months of 1994, IVAX recorded net extraordinary losses related to the early extinguishment of debt.

NET REVENUES AND GROSS PROFIT BY BUSINESS SEGMENT:
(In thousands)

                                        1995                      1994
                               ----------------------    ----------------------
NINE MONTHS                       Net         Gross         Net         Gross
                                Revenues      Profit      Revenues      Profit
                               ---------    ---------    ---------    ---------
Pharmaceuticals                $ 532,043    $ 227,180    $ 466,844    $ 199,587
Intravenous products             253,552       99,570      252,993      105,719
Personal care products            50,048       26,764       49,610       29,850
Diagnostics                       11,448        7,122       13,354        7,979
Specialty chemicals               51,757       15,660       55,912       17,717
Intersegment eliminations           (872)           -            -            -
                               ---------    ---------    ---------    ---------
     Total                     $ 897,976    $ 376,296    $ 838,713    $ 360,852
                               =========    =========    =========    =========

         Net revenues for the first nine months of 1995 totaled $898.0 million compared to $838.7 million for the first nine months of 1994, an increase of $59.3 million, or 7%. Consolidated gross profit for the nine months ended September 30, 1995 increased $15.4 million, or 4%, from the same period of the prior year. Gross profit was $376.3 million (41.9% of net revenues) for the first nine months of 1995, compared to $360.9 million (43.0% of net revenues) for the first nine months of 1994.

         Net revenues of IVAX pharmaceutical operations increased $65.2 million in comparison to the first nine months of 1994. Net revenues of IVAX' international and domestic pharmaceutical operations increased $55.4 million and $9.8 million, respectively.

         IVAX' international pharmaceutical operations generated net revenues of $196.0 million for the first nine months of 1995, compared to $140.6 million for the same period of the prior year. The $55.4 million increase in international pharmaceutical net revenues included an increase of $35.5 million attributable to the operations of Galena a.s. ("Galena"). The July 1994 acquisition of a majority interest in Galena was accounted for as a purchase, and accordingly, Galena's results of operations are included in IVAX' condensed consolidated financial statements only since the acquisition date. The remaining $19.9 million increase in net revenues of IVAX' international pharmaceutical operations was primarily due to higher sales of branded products in the United Kingdom and Ireland accompanied by the favorable impact of exchange rate differences in comparison to the prior year period.

         Domestic pharmaceutical net revenues totaled $336.0 million for the first nine months of 1995, compared to $326.2 million for the same period of 1994. The increase in net revenues was primarily the result of higher sales of generic products manufactured by IVAX, other than verapamil HCl ER tablets ("manufactured verapamil").

         Net revenues attributable to sales of manufactured verapamil totaled $66.0 million during the first nine months of 1995, compared to $86.9 million for the first nine months of the prior year. The decrease in net revenues in the first nine months of 1995 compared to the first nine months of 1994 was due primarily to a reduction in the net selling price of verapamil caused by competition, offset in part by increased volume caused by an increase in the substitution rate of generic verapamil for brand name verapamil. IVAX had been the sole United States supplier of generic verapamil until March 1994, when Zenith began distribution of generic verapamil supplied by a company marketing brand name verapamil. Notwithstanding IVAX' acquisition of Zenith, competition in the generic verapamil market has continued because Zenith's former verapamil supplier commenced distribution of generic verapamil through another generic pharmaceutical company. Moreover, other manufacturers may obtain regulatory approvals or otherwise determine to market generic verapamil during the remainder of 1995 and thereafter. As additional competitors enter the generic verapamil market, the resulting competition is likely to further reduce IVAX' verapamil net revenues and gross profit.

         The increase in sales of generic products manufactured by IVAX, exclusive of manufactured verapamil, was largely attributable to $42.5 million in net revenues of cefaclor, the generic equivalent of Eli Lilly and Company's Ceclor(registered trademark), an antibiotic indicated for the treatment of a variety of infections. IVAX received FDA approval to market cefaclor and commenced selling cefaclor in late April 1995. Net revenues attributable to sales of cefaclor decreased from $22.0 million in the 1995 second quarter to $20.5 million in the 1995 third quarter. The decrease was due to a reduction of the average net sales price of cefaclor as a result of competition, partially offset by increased volume. Competition in the generic cefaclor market may continue to result in lower cefaclor net revenues and gross profit for IVAX in future periods. In addition, the principal raw material used in the manufacture of cefaclor is presently available to IVAX from only one source. Changes in the availability of or the price charged for the raw material may affect IVAX' future net revenues or gross profit attributable to cefaclor. In addition, IVAX' sale of cefaclor is the subject of a patent infringement action brought by Eli Lilly and Company, as discussed in Part II of IVAX' Form 10-Q for the quarterly periods ended March 31, 1995 and June 30, 1995.

         Net revenues of the intravenous products division totaled $253.6 million in the nine months ended September 30, 1995, an increase of $559,000 from the $253.0 million in the same period of 1994. The increase in net revenues resulted primarily from higher sales of biomedical infusion devices and needlefree intravenous sets, partially offset by lower net revenues attributable to both Hespan(registered trademark), McGaw's brand name blood plasma expansion product, and specialty nutrition solutions. Additionally, during the third quarter of 1994, McGaw received a one-time payment of $2.0 million from a customer in settlement of a contractual obligation. Gross profit was $99.6 million for the first nine months of 1995 compared to $105.7 million for the same period of the prior year. The gross profit percentage of the intravenous products division decreased from 41.8% for the first nine months of 1994 to 39.3% for the same period of 1995. The reduction in gross profit and the decrease in the gross profit percentage were primarily due to the reduction in the net selling price of Hespan(registered trademark) caused by new competition and the decrease in selling prices of the specialty nutrition solutions. In February 1995, another pharmaceutical company introduced a generic version of Hespan(registered trademark) in the United States and, accordingly, the intravenous products division's share of the market has been reduced. Net revenues and gross profit derived from Hespan(registered trademark) are expected to continue to decrease as compared to 1994.

         Net revenues of IVAX' other operations, which represented approximately 13% and 14% of consolidated net revenues in the first nine months of 1995 and 1994, respectively, decreased $6.5 million from the first nine months of the prior year, primarily due to declines in net revenues of the specialty chemicals and diagnostic businesses. Combined gross profit of IVAX' other operations decreased $6.0 million as compared to the first nine months of 1994, primarily due to the reduction in net revenues of the specialty chemicals business and the write-off of excess and obsolete inventory by the personal care products group during the first nine months of 1995, in combination with a shift in sales mix to lower margin products at the personal care products and specialty chemicals groups. The gross profit percentage of the personal care products group decreased from 60.2% for the first nine months of 1994 to 53.5% for the same period in 1995 primarily as a result of the factors mentioned above.

OPERATING EXPENSES BY BUSINESS SEGMENT:
(In thousands)

                                                          Research     Amortization
                                         General and        and             of         Merger
                             Selling   Administrative    Development    Intangibles   Expenses       Total
                             -------   ---------------   -----------   ------------   --------     ---------
1995 Nine Months
----------------------
Pharmaceuticals             $  60,550     $ 41,087        $ 32,780        $ 2,003      $     -     $ 136,420
Intravenous products           40,923       18,663          11,706          3,555            -        74,847
Personal care products         18,927        4,421             661            572            -        24,581
Diagnostics                     2,522        2,298             788            158            -         5,766
Specialty chemicals             9,964        3,471           1,565          1,048            -        16,048
Corporate and other                 -       10,061               -              -            -        10,061
                            ---------     --------        --------        -------      -------     ---------
     Total                  $ 132,886     $ 80,001        $ 47,500        $ 7,336      $     -     $ 267,723
                            =========     ========        ========        =======      =======     =========

1994 Nine Months
----------------------
Pharmaceuticals             $  51,860     $ 36,494        $ 21,741        $ 3,288      $   491     $ 113,874
Intravenous products           41,489       17,579           9,139          4,587            -        72,794
Personal care products         15,881        4,847             490            687            -        21,905
Diagnostics                     2,949        2,325             882            149            -         6,305
Specialty chemicals            11,257        3,182           1,593          1,040            -        17,072
Corporate and other                 -        9,310               -              -        1,375        10,685
                            ---------     --------        --------        -------      -------     ---------
     Total                  $ 123,436     $ 73,737        $ 33,845        $ 9,751      $ 1,866     $ 242,635
                            =========     ========        ========        =======      =======     =========

         Selling expenses totaled $132.9 million (14.8% of net revenues) for the first nine months of 1995, compared to $123.4 million (14.7% of net revenues) for the first nine months of 1994, a $9.5 million increase. An $8.8 million increase in selling expenses of IVAX' international pharmaceutical operations, due primarily to the rise in its net revenues, accounted for approximately 93% of this increase. Selling expenses of the personal care products group were $3.0 million higher than the first nine months of 1994 principally due to increased marketing and promotional activity for the hair care and cosmetics product lines.

         General and administrative expenses totaled $80.0 million (8.9% of net revenues) for the first nine months of 1995, compared to $73.7 million (8.8% of net revenues) for the same period of 1994, an increase of $6.3 million. The increase was due to increased facilities and personnel related expenditures of IVAX' international pharmaceutical operations, the impact of a full nine months of general and administrative expenses of Galena during 1995, and higher legal fees, partially offset by the reversal of certain reserves deemed excessive at the close of the 1995 second quarter.

         Research and development expenses for the first nine months of 1995 rose $13.7 million in comparison to the first nine months of 1994 to a total of $47.5 million. Expenditures by IVAX' pharmaceutical operations and intravenous products division, in combination, represented approximately 94% of the total research and development expenses for the first nine months of 1995. Management intends to continue to increase the level of its research and development efforts. Actual expenditures will depend on, among other things, the outcome of clinical testing of products under development, delays or changes in government required testing and approval procedures, technological and competitive development, and strategic marketing decisions.

         Amortization expense decreased $2.4 million compared to the first nine months of 1994 as a result of the write-off of deferred financing costs associated with the March 1994 retirement of debt by McGaw, in combination with the effect of the amortization of the excess of the fair value of assets acquired from Galena over the purchase price paid.

         Other income, net, increased $4.7 million from the first nine months of the prior year, primarily due to gains recorded in the 1995 first quarter on the sale of certain trademarks by the personal care products group and on the sale of an investment in equity securities. In addition, higher licensing and grant revenues of IVAX' international pharmaceutical operations also contributed to the increase in other income, net, as compared to the first nine months of 1994.

THREE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1994

         IVAX reported net income of $27.6 million for the three months ended September 30, 1995, compared to $26.4 million for the third quarter of 1994. Results for the 1994 third quarter included a $92,000 net extraordinary gain from the extinguishment of debt. Net earnings per primary and fully diluted common share were $.23 for the third quarter of 1995, unchanged from the net earnings on both a primary and fully diluted common share basis reported for the third quarter of 1994.

NET REVENUES AND GROSS PROFIT BY BUSINESS SEGMENT:
(In thousands)

                                        1995                      1994
                               ----------------------    ----------------------
THIRD QUARTER                     Net         Gross         Net         Gross
                                Revenues      Profit      Revenues      Profit
                               ---------    ---------    ---------    ---------
Pharmaceuticals                $ 191,547    $ 79,934     $ 169,352    $ 68,556
Intravenous products              82,713      30,581        87,278      36,607
Personal care products            16,234       8,781        17,693      10,690
Diagnostics                        3,656       2,469         4,402       2,637
Specialty chemicals               16,492       4,978        17,827       5,534
Intersegment eliminations           (430)          -             -           -
                               ---------    ---------    ---------    ---------
     Total                     $ 310,212    $ 126,743    $ 296,552    $ 124,024
                               =========    =========    =========    =========

         Net revenues for the three months ended September 30, 1995 totaled $310.2 million, compared to $296.6 million for the three months ended September 30, 1994, an increase of $13.7 million, or 5%. Consolidated gross profit in the third quarter of 1995 increased $2.7 million, or 2%, from the third quarter of 1994. Gross profit was $126.7 million (40.9% of net revenues) for the 1995 third quarter, compared to $124.0 million (41.8% of net revenues) for the 1994 third quarter.

         Compared to the 1994 third quarter, net revenues of IVAX' pharmaceuticals operations increased $22.2 million, which included increases of $12.3 million in domestic net revenues of pharmaceutical products and $9.9 million in net revenues of IVAX' international pharmaceutical operations.

         Domestic pharmaceutical net revenues totaled $123.9 million for the third quarter of 1995, compared to $111.6 million for the same period of the prior year. The increase in net revenues was primarily attributable to sales of the generic product cefaclor, which commenced in the second quarter of 1995 and contributed $20.5 million of net revenues to the 1995 third quarter. In addition, sales of six generic products approved earlier in 1995, which commenced during the latter part of the 1995 third quarter, contributed $6.3 million in net revenues to the 1995 third quarter. Net revenues attributable to sales of manufactured verapamil totaled $23.7 million in the third quarter of 1995, a decline of $3.8 million compared to the same period in the prior year due primarily to the reduction in the net selling price of verapamil caused by competition, offset in part by increased volume caused by an increase in the substitution rate of generic verapamil for brand name verapamil.

         The international pharmaceutical operations generated net revenues of $67.6 million in the third quarter of 1995, compared to $57.7 million for the same quarter of the prior year. The $9.9 million increase in international pharmaceutical net revenues was, in part, attributable to the inclusion of a full quarter's results of operations of Galena in 1995 as compared to only two months of operations for the 1994 third quarter, resulting in an increase in net revenues of approximately $4.8 million. As discussed in the comparison of the nine months ended September 30, 1995 versus the same period in the prior year, the July 1994 acquisition of Galena was accounted for as a purchase, and accordingly, the results of its operations are included in IVAX' results of operations only since the date of acquisition. The remaining $5.1 million increase in net revenues of the international pharmaceutical operations was principally the result of higher sales of both branded and generic products in the United Kingdom and Ireland accompanied by a favorable impact of exchange rate differences on IVAX' international operations.

         The gross profit percentage of IVAX' pharmaceutical operations increased from 40.5% in the third quarter of 1994 to 41.7% in the third quarter of 1995. The improvement was primarily the result of the shift in sales mix to higher margin branded products manufactured by IVAX' international pharmaceutical operations.

         The intravenous products division generated net revenues of $82.7 million during the third quarter of 1995, a decrease of $4.6 million from the same quarter of 1994. The decrease in net revenues was due primarily to lower net revenues attributable to Hespan(registered trademark) as a result of new competition and a $2.0 million one-time payment from a customer in settlement of a contractual obligation recorded during the third quarter of 1994. The gross profit percentage of the intravenous products division decreased to 37.0% for the third quarter of 1995 from 41.9% for the same quarter of 1994, or a decline of $6.0 million, principally due to the reduction in the average net selling price of Hespan(registered trademark) and the revenues associated with the settlement of the contractual obligation referenced above.

         Net revenues of IVAX' other operations totaled approximately $35.9 million, or 12% of consolidated net revenues, in the third quarter of 1995 as compared to $39.9 million, or 13% of consolidated net revenues, in the third quarter of 1994. The $4.0 million decrease in net revenues was principally the result of declines in net revenues reported by the personal care products group and specialty chemicals group of $1.5 million and $1.3 million, respectively. Combined gross profit of IVAX' other operations totaled $16.2 million for the 1995 third quarter, a decrease of $2.6 million from the same quarter of the prior year. The decrease in the combined gross profit of IVAX' other operations in comparison to the third quarter of 1994 was principally the result of the declines in net revenues of the personal care products and specialty chemicals groups and the write-off of excess and obsolete inventory by the personal care products group, accompanied by a shift in sales mix to lower margin products in the specialty chemicals group.

OPERATING EXPENSES BY BUSINESS SEGMENT:
(In thousands)

                                                          Research     Amortization
                                         General and        and             of         Merger
                             Selling   Administrative    Development    Intangibles   Expenses       Total
                             -------   ---------------   -----------   ------------   --------      --------
1995 Third Quarter
---------------------
Pharmaceuticals             $ 21,640      $ 17,200        $ 10,584        $   601      $     -      $ 50,025
Intravenous products          13,336         6,506           4,279          1,210            -        25,331
Personal care products         6,141         1,404             190            175            -         7,910
Diagnostics                      795           949             276             59            -         2,079
Specialty chemicals            3,329         1,202             507            349            -         5,387
Corporate and other                -         3,075             -                -            -         3,075
                            --------      --------        --------        -------      -------      --------
     Total                  $ 45,241      $ 30,336        $ 15,836        $ 2,394      $     -      $ 93,807
                            ========      ========        ========        =======      =======      ========

1994 Third Quarter
---------------------
Pharmaceuticals             $ 18,823      $ 13,071        $  7,988        $   911      $   491      $ 41,284
Intravenous products          13,709         5,995           3,016          1,422            -        24,142
Personal care products         6,613         1,562             231            230            -         8,636
Diagnostics                      931           843             253             50            -         2,077
Specialty chemicals            3,752         1,250             547            347            -         5,896
Corporate and other                -         3,833               -              -          855         4,688
                            --------      --------        --------        -------      -------      --------
     Total                  $ 43,828      $ 26,554        $ 12,035        $ 2,960      $ 1,346      $ 86,723
                            ========      ========        ========        =======      =======      ========

         Selling expenses totaled $45.2 million (14.6% of net revenues) for the third quarter of 1995, an increase of $1.4 million from $43.8 million (14.8% of net revenues) for the third quarter of 1994. An increase of $2.8 million in selling expenses of IVAX' pharmaceutical operations was partially offset by declines in selling expenses of IVAX' other divisions. The increase in net revenues of the international pharmaceutical operations in comparison to the 1994 third quarter was the principal factor resulting in the increase in selling expenses of the pharmaceutical operations.

         General and administrative expenses totaled $30.3 million (9.8% of net revenues) for the 1995 third quarter, compared to $26.6 million (9.0% of net revenues) for the 1994 third quarter, an increase of approximately $3.8 million. Increased personnel and legal expenses, coupled with higher provisions for bad debts, were primarily responsible for the increase in general and administrative costs.

         Research and development expenses in the 1995 third quarter increased 32% from the same period of the prior year to a total of $15.8 million. Expenditures by IVAX' pharmaceutical operations and intravenous products division, in combination, represented approximately 94% of the total research and development expenses for the third quarter of 1995. The $3.8 million increase in this expense category in comparison to the third quarter of 1994 reflects IVAX' continuing focus on the development of new and improved products.

CURRENCY FLUCTUATIONS

         For both the three and nine months ended September 30, 1995, approximately 23% of IVAX' net revenues were attributable to operations which principally generated revenues in currencies other than the United States dollar, compared to approximately 21% and 18% for the three and nine months ended September 30, 1994, respectively. Fluctuations in the value of foreign currencies relative to the United States dollar impact the reported results of operations for IVAX. If the United States dollar weakens relative to the foreign currency, the earnings generated in the foreign currency will, in effect, increase when converted into United States dollars and vice versa. As a result of exchange rate differences, net revenues increased by approximately $1.3 million and $6.2 million for the three and nine months ended September 30, 1995, respectively, as compared to the same periods of the prior year.

INCOME TAXES

         IVAX' effective tax rate was 4% and 18% for the three months ended September 30, 1995 and 1994, respectively. For the nine months ended September 30, 1995, IVAX' effective tax rate was 18% as compared to 25% for the same period of the prior year. IVAX' consolidated effective tax rate decreased primarily as a result of a higher proportion of income generated by IVAX' operations in Ireland, Puerto Rico and the U.S. Virgin Islands, which are taxed at lower statutory rates. In addition, during the 1995 third quarter, IVAX' consolidated tax provision was reduced by $6.2 million as a result of the release of valuation allowances associated with the realization of the benefits of available net operating loss carryforwards and other temporary differences. During the 1994 third quarter, IVAX' consolidated tax provision was reduced by $6.6 million as a result of the release of valuation allowances associated with the realization of the benefits of available net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1995, IVAX' working capital was approximately $418.1 million, compared to $332.8 million at December 31, 1994. Cash and cash equivalents totaled $29.5 million at September 30, 1995, as compared to $37.0 million at year-end 1994 and $42.2 million as of September 30, 1994.

         IVAX generated $22.0 million in cash from operating activities during the first nine months of 1995 compared to $55.3 million during the first nine months of 1994. The $33.3 million decline in cash generated from operating activities as compared to the first nine months of 1994 was primarily the result of a higher rate of growth in accounts receivable and reductions in current liabilities, partially offset by a lower rate of inventory growth.

         Net cash of $78.3 million was utilized for investing activities during the first nine months of 1995 as compared to $79.5 million for the same period of the prior year. A $10.2 million increase in capital expenditures in comparison to the first nine months of 1994 was more than offset by declines of $7.1 million and $5.0 million in net cash used for acquisitions of businesses and acquisitions of intangible assets, respectively. As discussed in Note 4, Business Combinations, in the Notes to Condensed Consolidated Financial Statements, during the first nine months of 1995, IVAX paid a total of $4.8 million in cash and issued 350,000 shares of common stock, having a value of approximately $10.5 million as of the date of issuance, to complete certain acquisitions. During July 1994, IVAX paid approximately $13.0 million in cash to the National Property Fund of the Czech Republic and contributed approximately $2.0 million in cash and $6.6 million in equipment to Galena in connection with IVAX' acquisition of a 60% interest in Galena.

         Net cash of $48.5 million was provided by financing activities during the first nine months of 1995, in comparison to net cash of $25.2 million used for financing activities in the same period of the prior year. During the first nine months of 1994, IVAX borrowed $75.0 million under its revolving credit facility, in part to finance its acquisition of a controlling interest in Galena and to repay McGaw's $52.5 million of term (floating rate) notes and the amounts borrowed under McGaw's revolving credit facility which totaled $11.1 million as of December 31, 1993. IVAX repaid $30.0 million of amounts borrowed under the facility by the end of the 1994 third quarter. McGaw's revolving credit facility was terminated in June 1994. As of the end of the third quarter of 1995, IVAX had $89.0 million in borrowings outstanding under its $100 million revolving credit facility, an increase of $44.0 million from 1994 year-end. The revolving credit facility providing for borrowings of up to $10.0 million previously maintained by Zenith expired in June 1995. During the first nine months of 1995, McGaw purchased approximately $3.4 million face value of its 10-3/8% Senior Notes due April 1, 1999 at a purchase price of 101% of their outstanding amount plus accrued interest. The purchase was made pursuant to the indenture governing the notes. In addition, in January 1995, IVAX purchased $1.0 million of its 6-1/2% Convertible Subordinated Notes at a purchase price of 89% of their outstanding amount plus accrued interest.

         On June 1, 1995, IVAX paid a semi-annual cash dividend of $.04 per share to holders of record of IVAX' common stock as of May 12, 1995. In each of June and December 1994, IVAX paid cash dividends of $.03 per share. On October 27, 1995, IVAX' Board of Directors declared a semi-annual $.04 per share cash dividend, payable on December 1, 1995, to holders of record of IVAX' common stock on November 10, 1995.

         In October 1995, $1.0 million of IVAX' 9.00% Convertible Subordinated Debentures due 1995 were converted by a debenture holder into 192,307 shares of IVAX common stock at a rate of one share for every $5.20 of principal outstanding.

         As discussed in Note 7, Subsequent Events, in the Notes to Condensed Consolidated Financial Statements, on October 18, 1995, IVAX entered into a transaction agreement with Hafslund Nycomed AS ("Hafslund Nycomed"), relating to a proposed business combination of IVAX with Hafslund Nycomed's medical businesses. Hafslund Nycomed, based in Oslo, Norway, is primarily engaged in the development, production and marketing of medical imaging contrast media and prescription and over-the-counter drugs. For additional information concerning the proposed business combination, reference is made to IVAX' Current Report on Form 8-K dated October 18, 1995.

PART II -- OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

         In October 1995, five class action complaints were filed by individuals purporting to be shareholders of IVAX Corporation, in the Circuit Court of the Eleventh Judicial Circuit in Dade County, Florida, against IVAX, its Board of Directors and Hafslund Nycomed AS. In general, the complaints allege that the IVAX Board of Directors breached its fiduciary duties to IVAX shareholders by entering into the transaction agreement with Hafslund Nycomed on terms purportedly unfair to IVAX shareholders and by not soliciting potential bidders to make offers for the acquisition of IVAX. The complaints seek, among other things, a court order enjoining the proposed business combination. The plaintiffs also seek unspecified damages, costs and disbursements, including reasonable attorneys' and experts' fees. IVAX believes that each of the complaints is without merit and intends to contest the lawsuits vigorously.

         In connection with the action styled HARVEY M. JASPER RETIREMENT TRUST AND HARVEY M. JASPER INDIVIDUAL RETIREMENT ACCOUNT ET. AL. VS. IVAX CORPORATION AND PHILLIP FROST ET. AL. previously reported in IVAX' Annual Report on Form 10-K for the year ended December 31, 1994, on August 15, 1995 a hearing was held with respect to IVAX' motion to dismiss the consolidated amended complaint, plaintiffs' motion for class certification, and the former McGaw chairman's motion to opt out of the class action and to proceed under a separate complaint. On August 31, 1995, the Magistrate rendered a Report and Recommendation which recommended that IVAX' motion to dismiss be denied, that the class be certified, and that the former McGaw chairman be allowed to proceed under a separate complaint. On October 2, 1995, IVAX filed objections to that portion of the Report and Recommendation that recommended that IVAX' motion to dismiss be denied.

         In connection with the action styled VENTANA PARTNERSHIP III, L.P. AND VENTANA EQUITY EXPANSION PARTNERSHIP IV, L.P. VS. IVAX CORPORATION, PHILLIP FROST, M.D., ISAAC KAYE AND ANDREW ZINZI previously reported in IVAX' Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, the Court entered an order on August 17, 1995, transferring the action to the Southern District of Florida.

         In connection with the action styled ABS MB INVESTMENT LIMITED PARTNERSHIP AND ABS MB LTD. VS. IVAX CORPORATION previously reported in IVAX' Annual Report on Form 10-K for the year ended December 31, 1994 and IVAX' Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, the Court entered an order on October 17, 1995, granting the plaintiffs' motion to amend their complaint to assert new causes of action under the Uniform Commercial Code and granting the plaintiffs' motion for reconsideration of the dismissal of the claims alleging breach of IVAX' bylaws, and ordered that such counts be reinstated.

         In connection with the L-Tryptophan litigation previously reported in the IVAX' Annual Report on Form 10-K for the year ended December 31, 1994, IVAX' wholly-owned subsidiary, Goldline Laboratories, Inc., as of November 7, 1995, had either been named as a defendant or assumed the defense of a customer named as a defendant in a total of 110 lawsuits. As of such date, 104 of such lawsuits had been settled and 6 remained pending in both state and federal courts.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The information required by this item with respect to the July 28, 1995 annual shareholders' meeting of IVAX was previously reported in IVAX' Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995, and such information is incorporated herein by reference.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS

        11        Computation of Earnings Per Share

        27        Financial Data Schedule

(b)     CURRENT REPORT ON FORM 8-K

        No reports on Form 8-K were filed during the quarter ended September 30, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   IVAX CORPORATION



      Date:  November 14, 1995                 By: /s/ MICHAEL W. FIPPS
                                                   --------------------
                                                   Michael W. Fipps
                                                   Senior Vice President-Finance
                                                   Chief Financial Officer