Form 10-K
period 1995-12-25
IVAX CORP /DE
filed 1996-04-01
CIK 772197

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995     COMMISSION FILE NUMBER 1-09623


                               IVAX CORPORATION


INCORPORATED UNDER THE LAWS OF THE      I.R.S.  EMPLOYER IDENTIFICATION NUMBER
         STATE OF FLORIDA                            16-1003559

                4400 BISCAYNE BOULEVARD, MIAMI, FLORIDA  33137
                                 305-575-6000


          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT

                                              Name of each exchange on
             Title of each class                which registered

      COMMON STOCK, PAR VALUE $.10               AMERICAN STOCK EXCHANGE


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      As of February 29, 1996, there were 120,049,286 shares of Common Stock outstanding.

      The aggregate market value of the voting stock held by non-affiliates of the registrant on February 29, 1996, was approximately $2.9 billion.


                  DOCUMENTS INCORPORATED BY REFERENCE:  None

                               IVAX CORPORATION

                          ANNUAL REPORT ON FORM 10-K
                     FOR THE YEAR ENDED DECEMBER 31, 1995


                               TABLE OF CONTENTS



                                                                          PAGE
                                                                          ----
                                    PART I

Item 1.    Business....................................................      1
Item 2.    Properties..................................................     14
Item 3.    Legal Proceedings...........................................     15
Item 4.    Submission of Matters to a Vote of Security Holders.........     18


                                    PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder
            Matters....................................................     19

Item 6.    Selected Financial Data.....................................     20
Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................     21
Item 8.    Financial Statements and Supplementary Data.................     32
Item 9.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure..................................     32


                                   PART III

Item 10.   Directors and Executive Officers of the Registrant..........     33
Item 11.   Executive Compensation......................................     36
Item 12.   Security Ownership of Certain Beneficial Owners and
             Management................................................     39
Item 13.   Certain Relationships and Related Transactions..............     41


                                    PART IV

Item 14.   Exhibits, Financial Statement Schedule, and Reports on
             Form 8-K..................................................     43

                                    PART I
ITEM 1.  BUSINESS

GENERAL

       IVAX Corporation is a holding company with subsidiaries involved in generic and branded pharmaceuticals, intravenous solutions and related products, in vitro diagnostics, personal care products, and specialty chemicals. IVAX' principal business is the research, development, manufacture, marketing and distribution of health care products. IVAX was incorporated in Florida in 1993, as successor to a Delaware corporation formed in 1985, and its principal executive offices are located at 4400 Biscayne Boulevard, Miami, Florida 33137; its telephone number is (305) 575-6000. All references to "IVAX" in this Form 10-K mean IVAX Corporation and its subsidiaries unless the context otherwise requires.

PHARMACEUTICALS

       IVAX' pharmaceutical operations accounted for approximately 62%, 57%, and 55% of its consolidated net revenues during the years ended December 31, 1995, 1994 and 1993, respectively. Since its inception, IVAX' pharmaceutical business has grown through the development and acquisition of brand name, generic and over-the-counter pharmaceutical products, the license of technology and products from third parties, and the acquisition of other businesses. IVAX presently markets several brand name pharmaceutical products and a wide variety of generic and over-the-counter pharmaceutical products primarily in the United States and the United Kingdom. IVAX also maintains direct operations in Argentina, Canada, the Czech Republic, Hong Kong, Ireland, Germany, Poland, Russia, the Slovak Republic, and Uruguay, and markets its products through distributors or joint ventures in other foreign markets, including China. IVAX also markets a line of veterinary products primarily in the United States.

       BRAND NAME PRODUCTS

       IVAX markets brand name products under the Baker Norton(TM) name, including the following products which are marketed primarily in the United
States: Proglycem(R), used to treat hyperinsulinemia; and the urological medications Bicitra(R), Polycitra(R), Polycitra-K Crystals(R), Polycitra-LC(TM), Neutra-Phos(R), Neutra-Phos-K(TM), Prohim(R), and Urotrol(R). Also under the Baker Norton(TM) name, IVAX markets the following products primarily in the United Kingdom: the cardiovascular medications Cordilox(TM), Triam-Co(TM), Amil-Co(TM), Spiro-Co(TM), Fru-Co(TM) and Cardilate(TM); Diasorb(TM), an antidiarrhoeal product; Terfenor(TM), an antihistamine; Pro-Banthine(TM), an anticholinergic useful as adjunctive therapy in the treatment of peptic ulcers; Serenace(TM), a neuroleptic used for psychiatric disorders; the respiratory medications Cromogen(TM), Salamol(TM) and Beclazone(TM) metered dose inhalers and Easi-Breathe(TM) breath activated inhalers and the Steri-Neb(TM) line of nebulization products; and the ophthalmic medications Hay-Crom(TM) and Glaucol(TM). These products are marketed by IVAX' direct sales force to physicians, pharmacies, hospitals, managed health care organizations and government agencies, and are sold primarily to wholesalers, distributors, hospitals and physicians. In addition, IVAX has sublicensed its marketing rights for the sedative Doral(R) to Carter-Wallace, Inc. in the United States.

       Under the Baker Cummins Dermatologicals(R) name, IVAX manufactures and markets various dermatological products, including the X-Seb(R) and P&S(R) line of psoriasis, seborrhea and dandruff preparations, Acno(R) acne preparation, the Aquaderm(R), Ultra Derm(R) and Ultramide-25(R) lines of dry skin preparations, and the Baker's(R) disposable biopsy punch and dermatophyte testing medium. These products are marketed primarily in the United States and Canada to physicians, pharmacies, hospitals, managed health care organizations and government agencies through IVAX' direct sales force, and are sold primarily to wholesalers, distributors and physicians.

       GENERIC PRODUCTS

       Generic drugs are therapeutically equivalent to their brand name counterparts, but are generally sold at lower prices as alternatives to the brand name products. Approximately 51%, 49%, and 51% of IVAX' consolidated net revenues for the years ended December 31, 1995, 1994, and 1993, respectively, were attributable to worldwide sales of generic prescription and over-the-counter drugs and vitamin supplements.

       DOMESTIC. IVAX manufactures and markets in the United States approximately 100 generic prescription and over-the-counter drugs in liquid, capsule or tablet forms in an aggregate of approximately 170 dosage strengths. IVAX distributes in the United States (but does not manufacture) approximately 700 additional generic prescription and over-the-counter drugs and vitamin supplements, in various dosage forms, dosage strengths and package sizes, constituting an aggregate of approximately 1,500 products. IVAX' domestic generic drug distribution network encompasses most classes of the pharmaceutical market, including wholesalers, retail drug chains, retail pharmacies, hospital groups and nursing home providers.

      The more significant generic drugs manufactured and marketed by IVAX include: verapamil HCl ER tablets, the generic equivalent of Calan(R) SR marketed by G.D. Searle & Co. and Isoptin(R) SR marketed by Knoll Pharmaceutical Company, a sustained release pharmaceutical product used to treat hypertension, which accounted for $96.5 million, or 7.7%, of IVAX' 1995 consolidated net revenues; cefaclor oral suspension and capsules, the generic equivalent of Eli Lilly and Company's Ceclor(R), an antibiotic indicated for the treatment of various infections, which was approved and launched in April 1995 and accounted for $70.0 million, or 5.6%, of IVAX' 1995 consolidated net revenues; and albuterol metered dose inhaler, the generic equivalent of Glaxo Inc.'s Ventolin(R) Inhalation Aerosol, used to control bronchospasm in patients with asthma and other diseases, which was approved and launched in late December 1995 and accounted for $8.6 million of IVAX' 1995 consolidated net revenues.

      Of the generic drugs for which IVAX received regulatory approval during 1995, IVAX sold ten generic drugs in an aggregate of 23 dosage forms and strengths, including cefaclor and albuterol metered dose inhaler, described above, and triamterene/hydrochlorothiazide capsules, the generic equivalent of SmithKline Beecham Pharmaceuticals' Dyazide(R) (Original Formulation); guanabenz acetate tablets, the generic equivalent of Wyeth-Ayerst Laboratories' Wytensin(R); bumetanide tablets, the generic equivalent of Hoffmann LaRoche, Inc.'s Bumex(R); cimetidine tablets, the generic equivalent of SmithKline Beecham Pharmaceuticals' Tagamet(R); naproxen tablets, the generic equivalent of Syntex's Naprosyn(R); flurbiprofen tablets, the generic equivalent of The Upjohn Company's Ansaid(R); indapamide tablets, the generic equivalent of Rhone-Poulenc Rorer Pharmaceuticals Inc.'s Lozol(R); and glipizide tablets, the generic equivalent of Pratt Pharmaceuticals' Glucotrol(R). These products accounted for approximately $107.1 million in net revenues during 1995.

       INTERNATIONAL. IVAX is the largest manufacturer and distributor of generic pharmaceuticals in the United Kingdom. IVAX manufactures and markets under the "Norton" trade name approximately 150 generic prescription and over-the-counter drugs in various dosage forms, dosage strengths and package sizes, constituting an aggregate of approximately 300 products, primarily in the United Kingdom. Such products are marketed to wholesalers, retail pharmacies, hospitals, physicians and government agencies. In addition, IVAX manufactures and markets primarily in the United Kingdom various "blow-fill-seal" pharmaceutical products, such as contact lens solutions, unit dose eye drops, solutions for injection or irrigation, and unit dose vials for nebulization to treat respiratory disorders. IVAX also contract manufactures pharmaceutical products in the United Kingdom and Ireland for other companies.

       IVAX owns a controlling interest in Galena a.s. ("Galena"), one of the oldest and more established pharmaceutical companies based in the Czech Republic. Galena develops, manufactures and markets a variety of pharmaceuticals and veterinary products, as well as raw materials used in the manufacture of pharmaceuticals, including cyclosporin and ergot alkaloids. Galena sells its products primarily in Eastern European countries, including Russia. As part of the acquisition, IVAX contributed to Galena rights to manufacture and market certain products and products under development in certain countries.

       IVAX is a 50% partner in two Chinese joint ventures, one with the Peoples Republic of China named Beijing JiAi Pharmaceuticals Limited Liability Company, which manufactures and markets inhalation products for respiratory ailments, and the other with Kunming Pharmaceutical Factory named Kunming Baker Norton Pharmaceutical Co., Ltd., which manufactures and markets a variety of pharmaceutical products.

       IVAX has sought to internationalize its business by either acquiring pharmaceutical companies operating in important markets, forming strategic alliances with other pharmaceutical companies in such markets, or establishing offices in important markets.

       In March 1995, IVAX and Knoll AG ("Knoll"), a wholly-owned subsidiary of BASF Aktiengesellschaft, established a joint venture to market generic pharmaceutical products in Europe. The joint venture company, called Knoll Norton GmbH, is owned 50% by Knoll and 50% by IVAX. The joint venture company's initial efforts have focused solely on marketing generic pharmaceuticals in Germany, where its operations are conducted through a subsidiary called BASF Generics GmbH. Knoll contributed to the joint venture the capital stock of BASF Generics GmbH and rights to certain generic pharmaceutical products, many of which are already licensed and marketed in Germany. IVAX contributed to the joint venture rights to certain generic pharmaceutical products, most of which are currently manufactured and marketed by Norton Healthcare Limited, IVAX' principal United Kingdom subsidiary ("Norton Healthcare"), as well as rights to certain products under development.

       In September 1995, IVAX acquired Pharmatop Limited, a company engaged in the distribution and marketing in Poland of certain pharmaceutical products manufactured by Norton Healthcare. In February 1996, IVAX entered into a distribution agreement with Hafslund Nycomed ASA ("Hafslund"), pursuant to which Hafslund was appointed as IVAX' exclusive distributor for Norton Healthcare's line of respiratory products in certain European countries. In March 1996, IVAX acquired three affiliated pharmaceutical companies, Elvetium S.A. (Argentina) and Alet Laboratorios S.A.E.C.I. y E., both headquartered in Buenos Aires and engaged in the business of manufacturing and marketing pharmaceuticals in Argentina, and Elvetium S.A. (Uruguay), headquartered in Montevideo and engaged in the business of manufacturing and marketing pharmaceuticals in Uruguay.

       VETERINARY PRODUCTS

       IVAX formulates, packages and distributes under the "DVM Pharmaceuticals" trade name various veterinary products primarily in the United States, including topical dermatological agents (OxyDex(R), SulfOxyDex(R), Relief(R), SebaLyt(R), NuSal-T(R)); ectoparasiticidals (SynerKyl(R), EctoKyl(R), DuraKyl(R)); essential fatty acid nutritional supplements (DermCaps(R), 3V Caps(TM)); topical and premise antiseptics (ChlorhexiDerm(TM)); wound healing dressings (BioDres(R)); otics (OtiCalm(R), Clearx(R)); and cleansing and grooming formulations (HyLyt(R), D-Basic(TM)). These products are marketed through IVAX' direct sales force and a national network of ethical veterinary distributors primarily to the small animal practitioners, and are manufactured to IVAX' specifications mostly by third parties.

INTRAVENOUS PRODUCTS

       IVAX' intravenous products group manufactures and markets a broad line of basic and specialty intravenous solutions, irrigation solutions, intravenous administration sets, infusion pumps and other infusion supplies and equipment, primarily to hospitals and alternate site health care locations in the United States and, through independent distributors, in various foreign markets, including Australia, Canada, China, Europe, Hong Kong, Mexico, New Zealand, Saudi Arabia, South America and Taiwan. IVAX' intravenous products operations accounted for 27%, 30% and 31% of IVAX' consolidated net revenues for the years ended December 31, 1995, 1994, and 1993, respectively.

       BASIC INTRAVENOUS SOLUTIONS AND SETS. IVAX manufactures and sells a broad line of basic large and small volume parenteral solutions. Basic parenteral solutions are used to correct fluid and electrolyte imbalance, treat dehydration, irrigate wounds and facilitate urological procedures. IVAX packages many of its solutions in its patented EXCEL(R) flexible plastic container, which IVAX believes offers certain advantages over competitive containers which are made of polyvinylchloride ("PVC"), a material that has been shown to emit toxic hydrogen chloride gas when incinerated. EXCEL(R) bags are made with a plastic film that can be incinerated without toxic emission, weigh from 25% to 45% less than comparable PVC containers, and have been shown to be compatible with certain medications that cannot be administered in PVC containers because of potentially harmful interactions that occur between the intravenous solution and PVC.

       IVAX' basic intravenous solutions are typically sold under contracts that also provide for the sale of disposable administration sets. These sets generally consist of tubing, filters and flow control devices that transfer the solutions from their containers to the catheter used to access the patient's venous system. IVAX develops, manufactures, markets and distributes a full line of administration sets used as primary lines or secondary lines, filtered sets and blood sets, together with accessories such as catheter plugs, spike adapters and protected needles. Such sets can be used with a variety of manufacturers' products.

       BASIC AND SPECIALTY NUTRITION SOLUTIONS. Nutrition solutions consist of sterilized water mixed with dextrose, amino acids, lipids, electrolytes, vitamins and minerals in various concentrations. Parenteral nutrition therapy is used to intravenously supply nutrition to patients who are unable to ingest sufficient nutrients orally. IVAX manufactures and sells a full line of products used in providing basic parenteral nutrition therapy. IVAX also manufactures and sells a number of specialized parenteral and enteral (oral) nutrition products that have been specially formulated to meet the unique metabolic needs of specific groups of patients, such as those with kidney and liver disease, infants and children and immuno-suppressed patients.

       INFUSION PUMPS AND OTHER EQUIPMENT. Infusion pumps are used to administer, measure and control the flow of solutions and drugs into a patient's bloodstream. IVAX offers a line of infusion pumps used in both the hospital and alternate site health care markets. The majority of IVAX' infusion pumps are designed specifically for use, and are sold together, with its intravenous sets. The Horizon(R) infusion pump incorporates innovations in microprocessor and electromechanical technologies to increase functionality while reducing instrument size and weight. IVAX believes that the Horizon(R) pump is especially well suited for critical care use in the hospital. IVAX is also the leading distributor of single and variable speed syringe pumps, and distributes a single dose, disposable ambulatory infusion pump specifically designed for home infusion pursuant to an alliance with another pump manufacturer.

       OTHER PHARMACY PRODUCTS. IVAX sells several products to hospital and home health care pharmacies for use in the formulation and administration of intravenous solutions. These products include systems such as the HyperFormer(R) computerized compounding and filling system for nutrition formulations, devices that combine drugs in vials with solutions in bags, and pre-mixed antibiotics. In addition, IVAX manufactures, and co-markets through a marketing agreement with DuPont Merck Pharmaceutical Company, the product Hespan(R) in the United States. Hespan(R) is a product derived from hydroxyethyl starch ("HES") powder that is mixed with certain solutions to create a blood plasma expander for administration to patients suffering from substantial blood loss and shock. HES has been shown to be clinically equivalent to, is less expensive than, and does not have the risk of infection inherent in, blood-derived plasma expanders.

       CENTRAL ADMIXTURE PHARMACY SERVICE. Hospital pharmacies regularly use large quantities of commercially manufactured nutrients, drugs and solutions to "admix" a therapeutically effective final intravenous solution suitable for the particular patient to whom they are to be administered. The admixture process is very costly, requiring special equipment, trained personnel, inventory maintenance, and quality assurance procedures. To address the cost containment needs of hospital pharmacies, IVAX offers comprehensive and cost-effective pharmacy admixture services. IVAX presently operates eight pharmacy facilities serving more than 200 hospital and alternate site customers which admix and deliver prescription-specific total parenteral nutrition solutions, intravenous antibiotic therapies and other selected drug solutions.

DIAGNOSTICS

       IVAX' in vitro diagnostics group, which develops, manufactures and markets diagnostic products, accounted for approximately 1%, 2% and 2% of IVAX' consolidated net revenues for the years ended December 31, 1995, 1994 and 1993, respectively. IVAX manufactures and markets a line of enzyme immunoassays under the Microassay(TM) name which are used to detect the presence of infectious diseases, such as measles, herpes and other viral diseases, and auto-immune diseases, such as systemic lupus erythematosus, rheumatoid arthritis and scleroderma, and a line of auto-immune antigens, reagents and other diagnostic products. IVAX also manufactures and markets a line of products used to identify elements of the human complement system. Complement is part of the natural defense of the body against infectious disease as well as a major mediator of inflammation, and deficiencies in complement components often lead to or are symptoms of chronic infections. The diagnostic group's products are marketed to clinical reference laboratories, hospital laboratories and research institutions in the United States through IVAX' direct sales force. IVAX also markets these products, as well as diagnostic products manufactured by others, in Italy through a direct sales force to public hospitals and private medical laboratories. Sales of IVAX' diagnostic products are also made through independent distributors in various other foreign markets, including Central and South America, the Far East, and certain Western European countries.

PERSONAL CARE PRODUCTS

       IVAX' personal care products group develops, manufactures and markets a variety of personal care products, primarily within the United States. IVAX markets over 250 products in three principal areas: hair care products designed primarily for African American consumers, cosmetic products designed primarily for dark-skinned women and corrective cosmetics. This business segment accounted for 5%, 6% and 6% of IVAX' consolidated net revenues for the years ended December 31, 1995, 1994 and 1993, respectively.

       HAIR CARE PRODUCTS. IVAX develops, manufactures and markets hair care products designed primarily for African American consumers. Its product lines are primarily hair relaxers, conditioners and shampoos designed for both retail consumers and professional hair-care customers, and are marketed under brand names such as Ultra Sheen(R), Classy Curl(R), Gentle Treatment(TM), Afro Sheen(R), Soft Touch(R), Sta-Sof-Fro(R), Ultra Star(R), Bantu(R) and Ultra Sheen's Precise(R). Products for the retail consumer market are sold principallY through national and regional drug, grocery and mass merchandising chains. Professional products are sold mainly through distributors serving beauty salons and barber shops.

       COSMETICS. IVAX sells a line of cosmetics for African American women under the name Flori Roberts(R), which is marketed through department stores and major retailers; a line of cosmetics for African American women under the name Posner(R), which is marketed in drug stores, mass merchandisers and food stores, as well as through distributors; a line of cosmetics designed primarily for dark-skinned women under the name Iman(TM) Cosmetics, which is sold in major department stores; and Glamatone(R), a line of cosmetics for women of all skin types, which is marketed through independent chain drug stores and mass merchandising outlets. These products are manufactured to IVAX' specifications by third parties.

       CORRECTIVE COSMETICS. IVAX sells a unique line of makeup designed to conceal skin blemishes and other imperfections under the name Dermablend(R) Corrective Cosmetics, which is marketed to dermatologists, plastic surgeons and other physicians, and is sold in major department stores. These products are manufactured to IVAX' specifications by third parties.

SPECIALTY CHEMICALS

       IVAX' specialty chemicals group manufactures and markets, primarily in the United States and Canada, several hundred chemical products in three distinct market segments: vacuum pump fluids, textile and denim products, and cleaning products. This business segment accounted for approximately 5%, 6% and 6% of IVAX' consolidated net revenues for the years ended December 31, 1995, 1994 and 1993, respectively.

       VACUUM PUMP FLUIDS. IVAX manufactures and markets specialized fluids for all types of vacuum pump systems and distributes high vacuum greases and synthetic lubricants manufactured by others for use in the semiconductor, aerospace, food processing, pharmaceutical, metallurgical and other industries. Sales are made through a direct sales force and a network of manufacturers' representatives.

       TEXTILES AND DENIM PRODUCTS. IVAX manufactures and markets: specialty chemicals such as scouring, wetting, sizing, anti-slip and anti-static agents, dye bath additives and softeners to textile mills for use in the preparation, dying and finishing of textiles; and specialty chemicals such as strippers, agers, conditioners, brighteners and enzymes under the Blue-J(R) and STONE-EZE(R) names to denim processors and blue jean manufacturers to facilitate the process of imparting a worn, soft, or abraded appearance to denim fabrics. Sales of these products are made through IVAX' direct sales force.

       CLEANING PRODUCTS. IVAX manufactures and markets a complete line of industrial floor and carpet care products, germicidal cleaners, deodorants and hand soaps, and a variety of industrial metal and synthetic cleaning pads. The complete line of products is sold through a national network of over 1,300 distributors under the Franklin(R) and Brillo(R) brand names. Floor care products and maintenance services are also sold to national and regional account chains on a direct basis and through selected companies with national distribution capabilities under the Masury-Columbia(TM) and Brillo(R) brand names and under private labels.

RESEARCH AND DEVELOPMENT

      For the years ended December 31, 1995, 1994 and 1993, IVAX spent $64.6 million, $48.7 million, and $43.9 million, respectively, for company-sponsored research and development activities. Approximately 94%, 92%, and 90% of such amounts were devoted to pharmaceutical and intravenous related research and development for the years 1995, 1994 and 1993, respectively. From time to time, IVAX may supplement its research and development efforts by entering into research and development agreements, joint ventures and other collaborative arrangements with other companies to defray the cost of product development. IVAX engages in product development activities in three primary areas: proprietary pharmaceuticals, generic pharmaceuticals, and specialized drug delivery systems.

      Statements in this Form 10-K concerning the timing of regulatory filings and approvals are forward looking statements which are subject to risks and uncertainties. The length of time necessary to complete clinical trials and from submission of an application for market approval to a final decision by a regulatory authority varies significantly. No assurance can be given that IVAX will successfully complete the development of products under development, that IVAX will be able to obtain regulatory approval for any such product, or that any approved product may be produced in commercial quantities, at reasonable costs, and successfully marketed.

      PROPRIETARY PHARMACEUTICALS

      IVAX is committed to the cost effective development of proprietary pharmaceuticals directed primarily towards indications having relatively large patient populations or for which limited or inadequate treatments are available. IVAX seeks to accelerate product development and introduction by in-licensing compounds, especially after clinical testing has begun, and by developing new dosage forms of existing products or new therapeutic indications for existing products. IVAX has programs for the development of a variety of proprietary pharmaceuticals in varying stages of development.

      As part of its ongoing evaluation of the optimum utilization of IVAX' development resources, during 1995 IVAX analyzed the status of each proprietary drug project in its portfolio, the likelihood of receiving regulatory approval within a reasonable time, the costs associated with completion of each project, and the potential market for the product. Following this analysis, IVAX determined to concentrate the majority of its proprietary drug development resources on the completion of its Elmiron(R), Cervene(R) and paclitaxel projects, described below.

      ELMIRON(R). Elmiron(R) is an oral form of pentosan polysulfate sodium indicated for the treatment of interstitial cystitis, a chronic, progressive and debilitating urinary bladder disease afflicting primarily women and characterized by severe bladder and pelvic pain and urinary frequency. At present there is no effective orally-administered treatment for the disease. Elmiron(R) has demonstrated an ability to provide safe and effective relief from the pain and discomfort of interstitial cystitis. The drug was approved for marketing in Canada in 1993, and has been available in the United States on a compassionate use basis for several years. IVAX filed a New Drug Application ("NDA") for the drug in 1991 and, in March 1996, received an approvable letter from the United States Food and Drug Administration (the "FDA"). Although an approvable letter does not constitute final approval to market a drug, it does indicate that the FDA is prepared to approve the NDA upon the satisfaction of specified conditions. In the case of the approvable letter for Elmiron(R), IVAX has been asked to provide certain data and other information regarding the compound and related clinical studies, to address FDA comments regarding labeling and package inserts, and to agree to carry out Phase IV clinical studies after the product is approved. IVAX has licensed rights to a patent covering use of the compound for the treatment of interstitial cystitis in the United States until the year 2010. IVAX is continuing to study Elmiron(R) for other indications.

      CERVENE(R). Cervene(R) is IVAX' trade name for an intravenous form of the compound nalmefene indicated for the mitigation of central nervous system damage following the occurrence of ischemic stroke. Nalmefene was originally developed to reverse the effects of narcotic analgesia and drug overdoses, and IVAX licensed this indication of the compound in the United States and Canada to Ohmeda, Inc., which commenced to sell the compound in the United States following approval of its NDA in April 1995. IVAX believes that nalmefene may have significantly broader applications, holds or is licensed under patents in the United States and certain other countries covering the use of nalmefene for a variety of indications, and is investigating different uses of the compound, with particular emphasis on nalmefene for the treatment of ischemic stroke. A pilot clinical trial completed in 1994 indicated the clinical effectiveness of Cervene(R) in the recovery of acute ischemic stroke patients. IVAX is in the process of completing the first of two pivotal registration seeking studies for Cervene(R), and is in the process of enrolling sites for the final phase III study. Although there can be no assurance, IVAX believes that it may be able to file an NDA for Cervene(R) during 1997.

      PACLITAXEL. Paclitaxel is an off-patent compound which, in clinical trials sponsored by the National Cancer Institute, exhibited promising results in the treatment of ovarian, breast and other cancers. Bristol-Myers Squibb Company currently markets a product containing paclitaxel under the brand name Taxol(R) for the treatment of ovarian and breast cancer, and under applicable law, the FDA will not accept an ANDA for a generic version of this product until December 1997. IVAX has entered into an exclusive agreement with NaPro BioTherapeutics, Inc. ("NaPro") to develop and market in certain territories paclitaxel supplied by NaPro, and IVAX is presently engaged in phase III clinical trials with respect to paclitaxel for breast and ovarian cancers and for other tumors. Although there can be no assurance, IVAX believes it may be able to submit an NDA for paclitaxel for at least one of these indications during 1997. IVAX is also conducting research involving analogues of paclitaxel and novel delivery systems for this class of drugs. Taxol(R) is a registered trademark of Bristol-Myers Squibb Company.

      GENERIC PHARMACEUTICALS

      IVAX also focuses on the development of generic pharmaceutical products with an emphasis on those products which are difficult to replicate or which are used to treat large patient populations. By including development of difficult to replicate generic products, IVAX seeks to minimize competition and obtain higher margin sales for its generic products. In addition, in evaluating which product development projects to undertake, IVAX considers whether the new product, once developed, will complement other IVAX products in the same therapeutic family, or will otherwise assist in making IVAX' product line more complete.

      During 1995, IVAX received FDA approval of 18 Abbreviated New Drug Applications ("ANDAs") relating to 12 different chemical compounds, and approval of 21 Abridged Product License Applications ("APLAs"), the United Kingdom equivalent of an ANDA, from the United Kingdom Medicines Control Agency (the "MCA") relating to 13 chemical compounds. As of March 20, 1996, IVAX had 21 ANDAs relating to 18 chemical compounds pending at the FDA, and 21 APLAs relating to 13 chemical compounds pending at the MCA.

      DRUG DELIVERY SYSTEMS

      In addition to its activities relating to the development of proprietary and generic pharmaceuticals, IVAX seeks to utilize its drug delivery system and drug formulation expertise to develop new and more effective uses for existing pharmaceutical products. IVAX believes that certain of its delivery systems may increase the benefits of certain products by providing sustained action, allowing for a more convenient or appealing mode of administration, or decreasing toxicity. Presently, IVAX is focusing its development efforts in this area in four categories of products.

      BREATH ACTIVATED METERED DOSE INHALERS. IVAX holds patents on a breath activated metered dose inhaler designed to overcome the difficulty many persons experience in attempting to coordinate their inhalation with the emission of the medication from a conventional metered dose inhaler. IVAX' device, called Easi-Breathe(TM), emits the medication automatically upon inhalation, minimizing coordination problems and better insuring that the medication is delivered to the lungs. During 1995, IVAX commenced marketing the asthma drugs albuterol and beclomethasone in the Easi-Breathe(TM) inhaler in the United Kingdom and Ireland, and is presently developing Easi-Breathe(TM) for use with albuterol and beclomethasone for registration in the United States. IVAX is also developing Easi-Breathe(TM) for use with other active ingredients.

      NON-CFC AND DRY POWDER INHALERS. IVAX' existing inhalation aerosol products, including Easi-Breathe(TM), use chlorofluorocarbons ("CFCs") as a propellant. In light of international agreements calling for the eventual phase out of CFCs, IVAX is developing non-CFC containing aerosol products for inhalation. IVAX is also developing a multi-dose dry powder inhaler.

      DUPLEX(TM) ADMIXTURE SYSTEM. A wide variety of drugs administered intravenously are not stable in solution. As a result, these drugs are typically mixed with diluent just prior to administration or are mixed at the site of manufacture, frozen for shipment, then thawed at the site of administration. IVAX is in the advanced stages of developing what it believes will be a more convenient and cost effective delivery system for this class of drugs. The system, called Duplex(TM), is a proprietary two compartment intravenous bag using a sophisticated seal to hold the drug separate from the diluent until just prior to administration. The nurse, physician or alternate site administrator then breaks the seal, shakes the bag and administers the drug. IVAX expects to utilize a form of its EXCEL(R) plastic container, described under "Intravenous Products" above, in the manufacture of Duplex(TM). Prior to marketing in the United States, each drug delivered in the Duplex(TM) system will require FDA approval. Although there can be no assurance, IVAX believes that it may be able to submit the first of its drug approval applications for drugs to be delivered in the Duplex(TM) system beginning in late 1997.

       EXCEL(R) EXTENSIONS. IVAX is in the advanced stages of developing new product lines, including larger volume EXCEL(R) containers, nutrition solutions packaged in EXCEL(R) containers, and additional premixed drugs. Prior to marketing in the United States, each of these solutions will require FDA approval. Although there can be no assurance, IVAX believes that it may be able to submit the first of its drug approval applications for these products beginning in late 1996.

GOVERNMENTAL REGULATION

       IVAX' pharmaceutical, intravenous and diagnostic operations are subject to extensive regulation by governmental authorities in the United States and other countries with respect to the testing, approval, manufacture, labeling, marketing and sale of pharmaceutical, intravenous and diagnostic products. IVAX devotes significant time, effort and expense addressing the extensive government regulations applicable to its business, and in general, the trend is towards more stringent regulation.

       The FDA requires extensive testing of new pharmaceutical products to demonstrate that such products are both safe and effective in treating the indications for which approval is sought. Testing in humans may not be commenced until after an Investigational New Drug exemption is granted by the FDA. An NDA must be submitted to the FDA for new drugs that have not been previously approved by the FDA and for new combinations of, and new indications and new delivery methods for, previously approved drugs. Three phases of clinical trials must be successfully completed before an NDA is approved: phase I clinical trials, which involve the administration of the drug to a small number of healthy subjects to determine safety, tolerance, absorption and metabolism characteristics; phase II clinical trials, which involve the administration of the drug to a limited number of patients for a specific disease to determine dose response, efficacy and safety; and phase III clinical trials, which involve the study of the drug to gain confirmatory evidence of efficacy and safety from a wide base of investigators and patients. In the case of a new formulation of a drug that has been previously approved by the FDA, an abbreviated approval process is available. For such drugs an ANDA may be submitted to the FDA for approval. For an ANDA to be approved, the drug must be shown to be bioequivalent to the previously approved drug. The NDA and ANDA approval process generally takes a number of years and involves the expenditure of substantial resources. IVAX' parenteral solutions, including its nutrition solutions and Duplex(TM) system products, as well as the use of a different packaging material, such as EXCEL(R), for existing approved parenteral solutions, also require FDA approval.

       IVAX' diagnostic products and substantially all of IVAX' infusion instruments, administration sets and filling and admixture accessories are considered medical devices, which require either a 510(k) premarket notification clearance ("510(k)") or an approved Premarket Approval Application ("PMA") from the FDA prior to marketing. A product qualifies for a 510(k) if it is substantially equivalent to another medical device that was on the market prior to May 28, 1976 and does not now have a PMA or has previously received 510(k) premarket notification clearance and is lawfully on the market. The 510(k) approval process can take several months and may involve the submission of limited chemical data together with other supporting information. An approved PMA application indicates that the FDA has determined that a device has been proven to be safe and effective for its intended use. The PMA process typically can last several years and requires the submission of significant quantities of preclinical and clinical data as well as manufacturing and other information.

       IVAX' enteral nutrition products are currently classified as medical foods, which are exempt from the NDA and ANDA approval process, and which are regulated as food products under applicable federal law. Accordingly, these products must conform to food safety and labeling requirements. IVAX' pharmacy admixture services are, in general, regulated under the pharmacy laws and regulations of the states in which such services are provided. Each facility operates as a licensed pharmacy under the applicable pharmacy laws of the state in which it is located and is also registered with the FDA.

       On an ongoing basis, the FDA reviews the safety and efficacy of marketed pharmaceutical and intravenous products and products considered medical devices and monitors labeling, advertising and other matters related to the promotion of such products. The FDA also regulates the facilities and procedures of IVAX used to manufacture pharmaceutical, intravenous and diagnostic products in the United States or for sale in the United States. Such facilities must be registered with the FDA and all products made in such facilities must be manufactured in accordance with "good manufacturing practices" established by the FDA. The FDA periodically inspects IVAX' manufacturing facilities and procedures to assure compliance. The FDA may cause the recall or withdraw approvals of products if regulatory standards are not maintained. FDA approval to manufacture a drug is site specific. In the event an approved manufacturing facility for a particular drug becomes inoperable, obtaining the required FDA approval to manufacture such drug at a different manufacturing site could result in production delays.

       In connection with its activities outside the United States, IVAX is also subject to regulatory requirements governing the testing, approval, manufacture, labeling, marketing and sale of pharmaceutical, intravenous and diagnostic products, which requirements vary from country to country. Whether or not FDA approval has been obtained for a product, approval of the product by comparable regulatory authorities of foreign countries must be obtained prior to marketing the product in those countries. The approval process may be more or less rigorous from country to country, and the time required for approval may be longer or shorter than that required in the United States. No assurance can be given that clinical studies conducted outside of any country will be accepted by such country, and the approval of any pharmaceutical, intravenous or diagnostic product in one country does not assure that such product will be approved in another country.

       The federal and state governments in the United States, as well as many foreign governments, including the United Kingdom, are exploring ways to reduce medical care costs through health care reform. This effort has resulted in, among other things, government policies that encourage the use of generic drugs rather than brand name drugs to reduce drug reimbursement costs. Virtually every state in the United States has a generic substitution law which permits the dispensing pharmacist to substitute a generic drug for the prescribed brand name product. The debate to reform the United States' health care system is expected to be protracted and intense. Due to uncertainties regarding the ultimate features of reform initiatives and their enactment and implementation, IVAX cannot predict what impact any reform proposal ultimately adopted may have on the pharmaceutical, intravenous or diagnostic industries or IVAX.

RAW MATERIALS

       Raw materials essential to IVAX' business segments are generally readily available from multiple sources. However, some raw materials used in the manufacture of IVAX' pharmaceutical and intravenous products are currently available from only one or a limited number of suppliers. Any curtailment in the availability of such raw materials could be accompanied by production or other delays as well as increased raw material costs, with consequent adverse effects on IVAX' business and results of operations. Furthermore, because the FDA requires that raw material suppliers be specified in applications for drug approvals, changes in raw material suppliers could result in production delays. IVAX did not experience any significant restrictions on the raw materials necessary to produce its products during 1995.

COMPETITION

       The pharmaceutical industry is highly competitive and includes numerous established pharmaceutical companies, many of which have considerably greater financial, technical, clinical, marketing and other resources and experience than IVAX. The markets in which IVAX competes are undergoing, and are expected to continue to undergo, rapid and significant technological change, and IVAX expects competition to intensify as technological advances are made. IVAX intends to compete in this marketplace by developing or licensing pharmaceutical products that are either patented or proprietary and which are primarily for indications having relatively large patient populations or for which limited or inadequate treatment are available, and, with respect to generic pharmaceuticals, by developing therapeutic equivalents to previously patented products which are difficult to duplicate or which are used to treat large patient populations. There can be no assurance, however, that developments by others will not render IVAX' pharmaceutical products or technologies obsolete or uncompetitive. In addition to product development, other competitive factors in the pharmaceutical industry include product quality and price, reputation and dissemination of technical information.

       Revenues and gross profit derived from generic pharmaceutical products tend to follow a pattern based on regulatory and competitive factors unique to the generic pharmaceutical industry. As patents for brand name products and related exclusivity periods mandated by regulatory authorities expire, the first generic manufacturer to receive regulatory approval for generic equivalents of such products is usually able to achieve relatively high market share, revenues and gross profit. As other generic manufacturers receive regulatory approvals on competing products, market share and prices typically decline. Accordingly, the level of revenues and gross profit attributable to generic products developed and manufactured by IVAX is dependent, in part, on IVAX' ability to develop and rapidly introduce new products, the timing of regulatory approval of such products, and the number and timing of regulatory approvals of competing products. In addition, competition in the United States generic pharmaceutical market continues to intensify as the pharmaceutical industry adjusts to increased pressures to contain health care costs. Brand name companies are increasingly selling their products into the generic market directly by acquiring or forming strategic alliances with generic pharmaceutical companies. No regulatory approvals are required for a brand name manufacturer to sell directly or through a third party to the generic market, nor do such manufacturers face any other significant barriers to entry into such market. In addition, brand name companies are increasingly pursuing strategies to prevent or delay the introduction of generic competition. These strategies include, among other things, seeking to establish regulatory obstacles to demonstrate the bioequivalence of generic drugs to the brand name products, and instituting legal actions based on process or other patents that allegedly are infringed by the generic products.

       Competition among suppliers of intravenous solutions and related products to hospitals and alternate site providers has historically been intense and, accordingly, IVAX' intravenous products group faces substantial competition in its markets for all its products. There are three major suppliers of intravenous solutions and related sets in the hospital and alternate site health care markets: Baxter International, Inc. ("Baxter"), Abbott Laboratories ("Abbott") and IVAX. According to industry sources, based upon hospital census beds under full line contract, the 1995 market shares of Baxter, Abbott and IVAX were approximately 44%, 37% and 19%, respectively. Baxter and Abbott are major diversified health care companies and have greater financial, research and development, marketing and human resources than IVAX. Baxter and Abbott also offer a broad range of medical products in addition to intravenous solutions, sets and related products, which can be combined into more comprehensive bundles than IVAX is able to offer. Competition in the intravenous products industry is primarily based on quality of products and services, price, reputation with group purchasing organizations, hospital administrators, materials managers, pharmacists and nurses, and technological innovation and development.

PATENTS AND TRADEMARKS

       IVAX seeks to obtain patent protection on its products and products under development where possible. IVAX currently owns or is licensed under various United States, United Kingdom and other foreign patents and patent applications covering certain of its products, products under development, product uses and manufacturing processes. Protection for individual products, product uses or manufacturing processes extend for varying periods in accordance with the date of grant and the legal life of the patents in the various countries. The protection afforded, which may also vary from country to country, depends on the type of patent and its scope of coverage. There is no assurance that patents will be issued on pending applications or as to the scope or degree of protection patents will afford IVAX. Although IVAX believes that its patents and licenses are important to its business, no single patent or license is currently material in relation to IVAX' business as a whole. IVAX believes that the patents relating to EXCEL(R) are of material importance to the intravenous products group.

       IVAX sells certain of its products under trademarks and seeks to obtain protection for its trademarks by registering them in the United States, United Kingdom and other countries where the products are marketed. At present, IVAX does not consider its trademarks, individually or in the aggregate, to be material in relation to its business as a whole. The trademarks of the specialty chemicals group and personal care products group, however, are well established and recognized within their respective industries and IVAX believes that in the aggregate such trademarks are of material importance to the specialty chemicals group and personal care products group, respectively.

LICENSING

       IVAX has obtained licenses from various inventors, universities and the United States Government and will continue to seek new licenses from such parties and others, including pharmaceutical companies, to promising technology and compounds for development into new pharmaceutical products. Generally, these licenses grant IVAX the right to complete development efforts initiated by others and to market any resulting products. IVAX generally is required to pay a royalty based on sales of the product. IVAX also grants licenses to other pharmaceutical companies relating to technologies or compounds under development and, in some cases, finished products. Generally, these licenses grant the licensees the right to complete development work of the technology or compound, or obtain regulatory approvals of a product, and thereafter market the product in specified territories. These licenses often involve the payment of an up-front fee and fees upon completion of certain development milestones, and also provide for the payment of royalties based on sales of the product. IVAX often retains the right to supply the product to the licensees.

SEASONALITY

       While certain of IVAX' individual products may have a degree of seasonality, there are no significant seasonal aspects to IVAX' business segments, except that sales of pharmaceutical products indicated for colds and flu symptoms are higher during the fourth quarter as customers supplement inventories in anticipation of the cold and flu season, and IVAX' personal care products group has historically experienced significant sales increases during the third quarter as retailers supplement inventories in anticipation of increased consumer purchasing during the holidays.

ENVIRONMENT

       IVAX believes that its operations comply in all material respects with applicable laws and regulations concerning the environment. Compliance with such laws is not expected to require significant capital expenditures and has not had, and is not presently expected to have, a material adverse affect on IVAX' earnings or competitive position.

EMPLOYEES

       As of February 29, 1996, IVAX had approximately 7,893 full time employees, of which 5,536 were engaged in research and development, production and associated support, 1,275 were engaged in sales, marketing and distribution, and 1,082 were engaged in finance and general administration. By industry segment, the employees were divided as follows: 1,904 in domestic pharmaceuticals, 2,343 in international pharmaceuticals, 2,836 in the intravenous products group, 282 in the personal care products group, 319 in specialty chemicals, 106 in diagnostics, and 103 in corporate. The foregoing information includes 1,101 employees of Galena, which is owned 64% by IVAX.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS AND FOREIGN AND DOMESTIC
OPERATIONS

       Specific financial information with respect to IVAX' industry segments and foreign and domestic operations is provided in Note 10, Business Segment and Geographic Information, in the Notes to Consolidated Financial Statements included in this Form 10-K.

ITEM 2.  PROPERTIES

       IVAX owns or leases an aggregate of approximately 4.8 million square feet of space in Argentina, Canada, the Czech Republic, Germany, Hong Kong, Ireland, Italy, Poland, Russia, the Slovak Republic, the United Kingdom, the United States, and Uruguay, which is used by the pharmaceutical group (58%), the intravenous group (22%), the personal care products group (6%), the diagnostics group (2%), and the specialty chemicals group (12%). IVAX believes its facilities are in satisfactory condition, are suitable for their intended use and have capacities considered appropriate to meet IVAX' present needs.

       IVAX operates eighteen pharmaceutical manufacturing facilities, three of which are located in Waterford, Ireland; two of which are located in each of Miami, Florida and London, England; and one of which is located in each of Buenos Aires, Argentina; Northvale, New Jersey; St. Croix, Virgin Islands; Cidra, Puerto Rico; Opava, Czech Republic; Shreveport, Louisiana; Syosset, New York;

Falkenhagen, Germany; Harlow, England; Runcorn, England; and Montevideo, Uruguay. IVAX' personal care products manufacturing facility is located in Chicago, Illinois. IVAX' intravenous manufacturing facilities are located in Irvine, California; Sabana Grande, Puerto Rico; and Carrollton, Texas. IVAX' specialty chemicals manufacturing facilities are located in Churchville, New York; Rock Hill, South Carolina; Lawrence, Massachusetts; and Marion, Ohio. IVAX' diagnostics manufacturing facilities are located in Miami, Florida and Springdale, Arkansas. IVAX owns all of the Miami and Chicago manufacturing facilities, and the Buenos Aires, Cidra, Shreveport, Syosset, Falkenhagen, Opava, Churchville, Rock Hill, and Marion facilities, and leases its remaining manufacturing facilities.

       IVAX maintains sales offices and distribution centers in Argentina, Canada, China, the Czech Republic, Hong Kong, Italy, Poland, Russia, the Slovak Republic, Uruguay, and various parts of the United States and the United Kingdom, most of which are held pursuant to leases. None of such leases are material to IVAX.

ITEM 3.  LEGAL PROCEEDINGS

       In late April 1995, Zenith Laboratories, Inc., a wholly owned subsidiary of IVAX ("Zenith"), received approvals from the FDA to manufacture and market the antibiotic cefaclor in capsule and oral suspension formulations. Cefaclor is the generic equivalent of Ceclor(R), a product of Eli Lilly and Company ("Lilly"). On April 27, 1995, Lilly filed a lawsuit against Zenith and others styled Eli Lilly and Company v. American Cyanamid Company, Biocraft Laboratories, Inc., Zenith Laboratories, Inc. and Biochimica Opos S.p.A. in the United States District Court for the Southern District of Indiana, Indianapolis Division. In general, the lawsuit alleges that Zenith's cefaclor raw material supplier, a third party unaffiliated with IVAX, manufactures cefaclor raw material in a manner which infringes two process patents owned by Lilly, and that Zenith and the other named defendants have knowingly and willfully infringed and induced the supplier to infringe the patents by importing the raw material into the United States. The lawsuit seeks to enjoin Zenith and the other defendants from infringing or inducing the infringement of the patents and from making, using or selling any product incorporating the raw material provided by such supplier, and seeks an unspecified amount of monetary damages and the destruction of all cefaclor raw material manufactured by the supplier and imported into the United States. In August 1995, the Court denied Lilly's motion for preliminary injunction which sought to prevent Zenith from selling cefaclor until the merits of Lilly's allegations could be determined at trial. Lilly has appealed such ruling, which appeal has been briefed and argued and remains pending. IVAX intends to defend this lawsuit vigorously. Although IVAX believes Lilly's allegations are without merit, if determined adversely to IVAX, the lawsuit would likely have a material adverse effect on IVAX' financial position and results of operations.

       In September 1994, individuals purporting to be shareholders of IVAX filed a class action complaint against IVAX and all but one of its directors as of that date and certain of its officers in the United States District Court for the Southern District of Florida which consolidates, amends and supplements a number of similar complaints filed earlier in 1994. The consolidated lawsuit is styled Harvey M. Jasper Retirement Trust and Harvey M. Jasper Individual Retirement Account et al. vs. IVAX Corporation and Phillip Frost et al. Plaintiffs seek to act as representatives of a class consisting of all purchasers of IVAX' common stock between January 14 and May 2, 1994, including as a subclass parties who exchanged their shares of common stock of McGaw, Inc. ("McGaw") for IVAX' common stock in connection with IVAX' acquisition of McGaw in March 1994. In general, the complaints allege violations of Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended, and the rules promulgated thereunder, and Sections 11, 12(2) and 15 of the Securities Act of 1933, as amended (the "Securities Act"), as well as a claim for negligent misrepresentation. The complaint alleges that IVAX made untrue statements of material fact and/or omitted to state material facts necessary to make statements made not misleading in its public disclosure documents, in communications to securities analysts and the public, and in IVAX' registration statement and proxy statement-prospectus distributed in connection with the acquisition of McGaw, relating primarily to net revenues and earnings, verapamil sales, and the effects of competition in the verapamil market on IVAX' net revenues and earnings. The complaint seeks an unspecified amount of compensatory and recessionary damages, equitable and/or injunctive relief, interest, litigation costs and attorneys' fees. The outside directors of IVAX initially named as defendants in the suit were dismissed without prejudice from the consolidated actions pursuant to a stipulation filed in January 1995. In November 1995, the defendants' motion to dismiss the consolidated amended complaint was denied. IVAX intends to defend this lawsuit vigorously. Although IVAX believes that this lawsuit is without merit, its outcome cannot be predicted. If determined adversely to IVAX, the lawsuit would likely have a material adverse effect on IVAX' financial position and results of operations.

       In June 1994, the former chairman and chief executive officer of McGaw filed, in his individual capacity, an action styled James M. Sweeney vs. IVAX Corporation and Phillip Frost, M.D. against IVAX and Dr. Frost, the Chairman of the Board and Chief Executive Officer of IVAX, in the United States District Court for the Central District of California. The complaint alleges essentially the same securities laws violations and negligent misrepresentation claim as alleged in the consolidated class action suit described above, as well as certain additional state law claims. The complaint seeks up to $21 million in compensatory damages (and up to $48 million in rescissionary damages upon tender of IVAX shares held by plaintiff), as well as punitive damages, litigation costs and attorneys' fees. This action has been transferred to the United States District Court for the Southern District of Florida. Although the lawsuit was initially consolidated for all purposes with the class action suit described above, in August 1995, the Court entered an order allowing the former McGaw chairman to opt out of the class action and to proceed under his separate complaint.

       In April 1995, an action styled Ventana Partnership III, L.P. and Ventana Equity Expansion Partnership IV, L.P. vs. IVAX Corporation, Phillip Frost, M.D., Isaac Kaye and Andrew Zinzi was filed against IVAX and certain of its officers in the United States District Court for the Southern District of California. The complaint alleges essentially the same securities laws violations as well as negligent misrepresentation claim as alleged in the consolidated class action suit described above. The complaint seeks in excess of $21 million in compensatory, consequential, rescissionary and punitive damages, as well as litigation costs. This action has been transferred to the United States District Court for the Southern District of Florida and is expected to be consolidated with the class action suit described above.

      In July 1994, an action styled ABS MB Investment Limited Partnership and ABS MB Ltd. vs. IVAX Corporation was filed against IVAX in the United States District Court for the District of Maryland. Plaintiffs, shareholders of McGaw at the time of its acquisition by IVAX, alleged that IVAX violated Sections 11 and 12(2) of the Securities Act, as well as certain state securities laws, and that it breached certain provisions of the merger agreement and IVAX' bylaws, by issuing to plaintiffs shares of IVAX' common stock subject to the restrictions imposed by Rule 145 promulgated under the Securities Act and Accounting Series Release 135. The plaintiffs claim that, as a result of the restrictions imposed on the certificates issued to them, they suffered damages from the loss of value of their shares, and seek damages of $11 million, plus expenses and attorneys' fees. In June 1995, the Court entered an order denying plaintiffs' motion for summary judgment with respect to the claims alleging that IVAX breached certain provisions of the merger agreement and IVAX' bylaws and granted IVAX' motion to dismiss such counts. The Court denied IVAX' motion to dismiss the counts relating to alleged violation of Sections 11 and 12(2) of the Securities Act and alleged violations of certain state securities laws, as well as its motion to transfer venue. In October 1995, the Court entered an order granting the plaintiffs' motion to amend their complaint to assert new causes of action under the Uniform Commercial Code and granting the plaintiffs' motion for reconsideration of the dismissal of the claims alleging breach of IVAX' bylaws, and ordered that such counts be reinstated.

       IVAX intends to continue to vigorously defend each of the Sweeney, Ventana and ABS MB Investment lawsuits described above. Although IVAX believes such lawsuits are without merit, their respective outcomes cannot be predicted. Any of such lawsuits, if determined adversely to IVAX, could have a material adverse effect on IVAX' results of operations.

       In October 1995, five class action complaints were filed by individuals purporting to be shareholders of IVAX, in the Circuit Court of the Eleventh Judicial Circuit in Dade County, Florida, against IVAX, its Board of Directors and Hafslund Nycomed AS, in connection with IVAX' proposed merger with Hafslund Nycomed. The complaints were voluntarily dismissed without prejudice in February 1996.

       Goldline Laboratories, Inc. ("Goldline"), a wholly-owned subsidiary of IVAX, has been either a named defendant, or has assumed the defense of a customer which was a named defendant, in approximately 110 lawsuits filed since March 1990 in both state and federal courts relating to injuries allegedly suffered as a result of the ingestion of L-Tryptophan, an over-the-counter food supplement previously distributed by Goldline in the United States. Generally, the lawsuits allege personal injury, wrongful death and loss of support and consortium, under a variety of liability theories, including strict products liability, breach of warranty and negligence. A majority of the lawsuits also seek punitive damages. As of March 20, 1996, 105 of the L-Tryptophan lawsuits filed against Goldline have been settled, and 5 remain pending. Goldline did not formulate or manufacture any L-Tryptophan products; it purchased only finished products in bulk and then bottled, labeled and distributed the products in the United States. Goldline and IVAX entered into certain agreements with the manufacturer of bulk L-Tryptophan and its United States subsidiary pursuant to which such companies agreed to pay Goldline's defense costs relating to the L-Tryptophan litigation and to indemnify Goldline for settlements or judgments (other than punitive damages), in exchange for Goldline agreeing not to assert claims against the manufacturer or its United States subsidiary. The agreements may be terminated at any time by either party. As a result of the agreements, to date, Goldline has not paid any settlement amounts or appreciable legal fees with respect to any of the lawsuits. In addition, when IVAX acquired Goldline in 1991, 165,000 shares of IVAX' common stock issued in the acquisition were pledged until December 1996 by the former owner of Goldline as collateral against future claims regarding this product. Goldline also has available to it limited insurance coverage with respect to the currently pending L-Tryptophan lawsuits. IVAX' ultimate liability with respect to the L-Tryptophan litigation, if any, is not presently determinable. In the event that the manufacturer of the product and its United States subsidiary do not continue to provide the indemnity described above, the aggregate liability of Goldline to plaintiffs in these lawsuits is likely to exceed available insurance coverage and the indemnity provided by the former owner of Goldline, and could have a material adverse impact upon the financial position and results of operations of IVAX.

       IVAX is involved in various other legal proceedings arising in the ordinary course of business, some of which involve substantial amounts. While it is not feasible to predict or determine the outcome of these proceedings, in the opinion of management, based on a review with legal counsel, any losses resulting from such legal proceedings will not have a material adverse impact on the financial position or results of operations of IVAX.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of security holders during the quarter ended December 31, 1995.

                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      IVAX' common stock is listed on the American Stock Exchange and is traded under the symbol IVX. The following table sets forth the high and low closing prices of IVAX' common stock as reported on the composite tape of the American Stock Exchange and the cash dividends paid by IVAX for each of the quarters indicated:

                                 1994
                  -----------------------------------
Quarter             High         Low       Dividend
                  ----------  ----------   ----------
First             $   37.50   $    24.25   $    --
Second                26.88        15.00          .03
Third                 21.88        15.25        --
Fourth                21.00        17.75          .03

                                 1995
                  -----------------------------------
Quarter             High         Low       Dividend
                  ----------  ----------   ----------
First             $   26.00   $    19.50   $    --
Second                27.50        23.25          .04
Third                 31.13        23.88        --
Fourth                31.38        22.75          .04


      As of the close of business on February 29, 1996, there were approximately 6,719 record holders of IVAX' common stock.

      The declaration and payment of dividends is made at the discretion of IVAX' Board of Directors. IVAX paid its first cash dividend in the second quarter of 1993, and it presently intends to continue paying a semi-annual cash dividend.

ITEM 6.  SELECTED FINANCIAL DATA


                           SELECTED FINANCIAL DATA


                                        YEAR ENDED DECEMBER 31,
                          -----------------------------------------------------
                            1995       1994       1993       1992       1991
                          ---------- ---------- ---------- ---------  ---------
                               (in thousands, except per share data) (1)
OPERATING DATA
Net Revenues            $  1,259,766 $1,134,806 $1,062,945  $ 853,497  $600,766
Income before
 extraordinary items         114,801     89,872    107,982     37,410    15,647
Net income                   114,835     89,049     99,354     29,820    17,850
Earnings per common
 share:
  Primary:
   Earnings before
    extraordinary items          .96        .77        .94        .37       .17
   Net earnings                  .96        .76        .87        .29       .19
  Fully Diluted:
   Earnings before
    extraordinary items          .95        .77        .93        .37       .17
   Net earnings                  .95        .76        .86        .29       .19
Weighted average number
 of common shares
 outstanding:
  Primary                    119,253    116,339    114,722     99,642    91,714
  Fully diluted              120,365    116,792    115,504     99,928    92,927
Cash dividends per
 common share             $      .08 $      .06 $      .04  $    -     $   -

BALANCE SHEET DATA
Working capital           $  470,905 $  332,818 $  295,413  $ 214,479  $199,910
Total assets               1,335,310  1,106,704  1,001,279    848,075   812,484
Total long-term debt,
 net of current portion      298,857    253,839    278,708    334,722   313,951
Shareholders' equity         789,172    634,456    527,772    339,657   295,969
Book value per common
 share (2)                      6.69       5.56       4.65       3.05      2.71

- ---------

      (1) Figures have been restated to reflect the acquisition of the following companies, each of which was accounted for under the pooling of interests method of accounting: Zenith Laboratories, Inc. ("Zenith") and McGaw, Inc. in 1994; Johnson Products Co., Inc. in 1993; Willen Drug Company, DVM Pharmaceuticals, Inc., Waverley Pharmaceutical Limited, and H N Norton Co in 1992. Figures include the results of the following businesses acquired by purchase since the respective acquisition dates: ImmunoVision, Inc. on July 17, 1995; 60% of the shares of Galena a.s., on July 25, 1994 (subsequently increased to 62% effective June 14, 1995); certain assets and the assumption of certain liabilities of Elf Atochem North America, Inc. on June 7, 1993; Flori Roberts, Inc. on July 28, 1992; and Goldline Laboratories, Inc. and Bioline Laboratories, Inc. effective December 1, 1991.

      (2) Assumes conversion of Zenith's cumulative convertible preferred stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements. Except for historical information contained herein, the matters discussed below are forward looking statements that involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting IVAX' operations, markets, products and prices, and other factors discussed elsewhere in this report and the documents filed by IVAX with the Securities and Exchange Commission.

                             RESULTS OF OPERATIONS
OVERVIEW

      IVAX' operations are conducted through subsidiaries involved in pharmaceuticals, intravenous products, in vitro diagnostics, personal care products and specialty chemicals. Information regarding the results of operations and financial position of IVAX' principal business segments is set forth in Note 10, Business Segment and Geographic Information, in the Notes to Consolidated Financial Statements.

      Historically, IVAX' revenues and profits have increased primarily as a result of the acquisition of other businesses and the successful development and marketing of generic pharmaceutical products. IVAX' future success is largely dependent upon its ability to develop, manufacture and market, in the short-term, commercially viable generic pharmaceutical products, and in the long term, commercially viable generic and proprietary pharmaceutical products. In the short term, IVAX' revenues and profits from its pharmaceutical operations may vary significantly from period to period, as well as in comparison to corresponding prior periods, as a result of regulatory and competitive factors unique to the generic pharmaceutical industry. Such factors include the timing of new generic drug approvals received by IVAX, the number and timing of generic drug approvals for competing products, the timing of IVAX' initial shipments of newly-approved generic drugs, strategies adopted by brand name companies to maintain market share, and the effects of sales promotion programs.

      The first company to receive regulatory approval for and to introduce a generic drug is usually able to capture significant market share from the branded drug and to achieve relatively high revenues and gross profits from sales of the drug. As other generic versions of the same drug enter the market, however, market share, prices, revenues and gross profits decline, sometimes significantly. In addition, the initial shipments by the first company to introduce a generic drug are often significant as customers fill their initial inventory requirements.

       Competition in the United States generic pharmaceutical market has continued to intensify as the pharmaceutical industry adjusts to increased pressures to contain health care costs. As a result, brand name companies are increasingly selling their products into the generic market directly by acquiring or forming strategic alliances with generic pharmaceutical companies. No regulatory approvals are required for a brand name manufacturer to sell directly or through a third party to the generic market, nor do such manufacturers face any other significant barriers to entry into such market. In addition, brand name companies are increasingly pursuing strategies to prevent or delay the introduction of generic competition. These strategies include, among other things, seeking to establish regulatory obstacles to demonstrate the bioequivalence of generic drugs to the brand name products, and instituting legal actions based on process or other patents that allegedly are infringed by the generic products.

      IVAX' pharmaceutical revenues and profits may also be affected by other factors. Certain raw materials and components used in the manufacture of IVAX' products are available from limited sources, and in some cases, a single source. Furthermore, because raw material sources for pharmaceutical products must generally be approved by regulatory authorities, changes in raw materials suppliers could result in production delays and higher raw material costs. In addition, FDA approval to manufacture a drug is site specific. In the event an approved manufacturing facility for a particular drug becomes inoperable, obtaining the required FDA approval to manufacture such drug at a different manufacturing site could also result in production delays.

      Political, economic and regulatory influences are resulting in fundamental changes in the health care industry in the United States. Numerous legislative proposals have been introduced or proposed in Congress and in some state legislatures that would effect major changes in the United States health care system nationally and at the state level. Proposals have included fundamental changes to the health care delivery and payment systems designed to, among other things, increase access to, and decrease the cost of, health care. IVAX anticipates that Congress and state legislatures will continue to review and assess alternative health care delivery systems and payment methods and that public debate of these issues will likely continue in the future. Due to uncertainties regarding the ultimate features of reform initiatives and their enactment and implementation, IVAX cannot predict which, if any, reform proposals will be adopted, when they may be adopted or what impact they may have on IVAX. There can be no assurance that such reforms, if enacted, will not have a material adverse effect on IVAX.

      IVAX regularly reviews potential acquisitions and business alliances, some of which could result in material changes to IVAX' financial condition and results of operations. Historically, IVAX has generally acquired other businesses through the issuance of common stock. As consideration for any future acquisition, IVAX may, among other things, pay cash, contribute assets, incur indebtedness or issue debt or equity securities.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO THE YEAR ENDED DECEMBER 31, 1994

      IVAX reported net income of $114.8 million for the year ended December 31, 1995, an increase of $25.8 million from the $89.0 million of net income in 1994. Primary and fully diluted earnings per common share were $.96 and $.95, respectively, for the year ended December 31, 1995, as compared to $.76 per common share on both a primary and fully diluted basis reported for 1994.

NET REVENUES AND GROSS PROFIT BY BUSINESS SEGMENT:
(In thousands)
                                    1995                       1994
                          -------------------------  -------------------------
                              Net         Gross           Net        Gross
                           Revenues       Profit      Revenues       Profit
                          -----------   -----------  ------------  -----------
Pharmaceuticals           $   774,240   $ 326,625    $  643,496    $  273,260
Intravenous products          339,978     133,067       337,884       139,931
Other operations              147,045      64,038       153,641        68,254
Intersegment
 eliminations                  (1,497)       -             (215)        -
                          -----------   -----------  ------------  -----------
 Total                    $ 1,259,766   $ 523,730    $ 1,134,806   $  481,445
                          ===========   ===========  ============  ===========

      Net revenues totalled $1,259.8 million for 1995, an increase of $125.0 million, or 11%, from the $1,134.8 million reported in the prior year. Consolidated gross profit increased $42.3 million, or 9%, as compared to 1994. Gross profit totalled $523.7 million (41.6% of net revenues) for the year ended December 31, 1995, compared to $481.4 million (42.4% of net revenues) for the prior year.

      Net revenues of IVAX' pharmaceutical operations, which represented approximately 62% of 1995 consolidated net revenues, increased $130.7 million from 1994. Net revenues of IVAX' domestic and international pharmaceutical operations increased $65.8 million and $64.9 million, respectively. The 1995 market introduction of and related promotional programs for new generic products manufactured by IVAX was the principal factor leading to the rise in the net revenues of IVAX' domestic pharmaceutical operations from $440.4 million in 1994 to a total of $506.2 million in 1995.

      During April 1995, IVAX received FDA approval to market cefaclor, the generic equivalent of Eli Lilly and Company's Ceclor(R), an antibiotic indicated for the treatment of a variety of infections. Net revenues attributable to sales of cefaclor totalled $70.0 million in 1995. Competition in the generic cefaclor market is likely to result in lower cefaclor net revenues and gross profit for IVAX in 1996. In addition, the principal raw material used in the manufacture of cefaclor is presently available to IVAX from only one source. Changes in the availability of or the price charged for the raw material may affect IVAX' future net revenues or gross profit attributable to cefaclor. Furthermore, IVAX' sale of cefaclor is the subject of a patent infringement action brought by Eli Lilly and Company, as discussed in Note 11, Commitments and Contingencies, in the Notes to Consolidated Financial Statements.

      During the latter part of the third quarter and throughout the fourth quarter of 1995, IVAX commenced domestic sales of nine other recently approved generic products, contributing an additional $37.1 million in net revenues to its domestic pharmaceutical operations. These new products included the December introduction of IVAX' albuterol metered dose inhaler, the generic equivalent of Glaxo Inc.'s Ventolin(R) Inhalation Aerosol, used in the treatment of asthma, which contributed $8.6 million to 1995 net revenues. Although sales of these new products were a significant factor contributing to the overall increase in net revenues of the domestic pharmaceutical operations compared to 1994, the levels of revenues generated during the introduction period of a new generic drug are often higher than the levels experienced for routine inventory replenishment by customers in the months following the drug's introduction.

      Net revenues attributable to sales of verapamil HCl ER tablets manufactured by IVAX totalled $96.5 million in 1995 compared to $119.1 million in 1994. The decline in net revenues was due primarily to a reduction in the net selling price of verapamil caused by competition, offset in part by increased unit volume caused by an increase in the substitution rate of generic verapamil for brand name verapamil. IVAX had been the sole United States supplier of generic verapamil until March 1994, when Zenith Laboratories, Inc. ("Zenith") began distribution of generic verapamil supplied by a company marketing brand name verapamil. Notwithstanding IVAX' pooling of interests acquisition of Zenith in December 1994, competition in the generic verapamil market has continued because Zenith's former verapamil supplier commenced distribution of generic verapamil through another generic pharmaceutical company. In addition, in March 1996, another generic manufacturer received regulatory approval for one of the dosage strengths of verapamil sold by IVAX. Competition in the generic verapamil market is likely to result in lower verapamil net revenues and gross profit for IVAX in 1996.

      As noted in the "Overview," other manufacturers may obtain regulatory approvals or otherwise determine to market generic products equivalent to IVAX' manufactured generic products, such as cefaclor, albuterol and verapamil, in 1996 and thereafter. As additional competitors enter the generic pharmaceutical market with products similar to those manufactured by IVAX, the resulting competition is likely to reduce IVAX' net revenues and gross profit generated from those products.

      IVAX' international pharmaceutical operations generated net revenues of $268.0 million in 1995 compared to $203.1 million in 1994. The $64.9 million increase in international pharmaceutical net revenues included an increase of $40.4 million attributable to the operations of Galena a.s. ("Galena"). The July 1994 acquisition of a majority interest in Galena was accounted for as a purchase, and accordingly, Galena's results of operations are included in IVAX' consolidated financial statements only since the acquisition date. The remaining $24.5 million increase in net revenues of IVAX' international pharmaceutical operations was primarily due to higher sales of branded respiratory products in the United Kingdom accompanied by the favorable impact of exchange rate differences in comparison to the prior year. Net revenues attributable to sales of branded respiratory products represented approximately 27% of the total net revenues of the international pharmaceutical operations in 1995 as compared to approximately 19% of the total during the prior year.

      The gross profit percentage of IVAX' pharmaceutical operations was 42.2% in 1995 as compared to 42.5% in 1994. The gross profit percentage remained relatively constant in comparison to the prior year due primarily to domestic sales of the recently approved generic products manufactured by IVAX, which are sold at a higher margin, in combination with a shift in sales mix to higher margin branded products manufactured by IVAX' international pharmaceutical operations. The margin contribution of these products almost entirely offset the decrease in the gross profit margin resulting from the competition in the domestic generic pharmaceutical distribution business experienced during 1995.

      Net revenues of the intravenous products division totalled approximately $340.0 million in 1995, an increase of $2.1 million from the $337.9 million reported for 1994. The increase in net revenues resulted primarily from higher sales of infusion pumps and needlefree intravenous sets and increased revenues from admixture services, partially offset by lower net revenues attributable to both Hespan(R), McGaw's brand name blood plasma expansion product, and specialty nutrition solutions. Net revenues for 1994 also included a $2.0 million one-time settlement of a contractual obligation. Gross profit was $133.1 million in 1995 compared to $139.9 million in 1994. The gross profit percentage of the intravenous products division decreased from 41.4% in 1994 to 39.1% in 1995. The reduction in gross profit and the decrease in the gross profit percentage were primarily due to the reduction in the net selling price of Hespan(R) caused by new competition and the decrease in selling prices of the specialty nutrition solutions. In February 1995, another pharmaceutical company introduced a generic version of Hespan(R) in the United States resulting in both lower prices and a reduction in the intravenous products division's share of the market. Net revenues and gross profit derived from Hespan(R) are expected to continue to decrease in 1996 as compared to 1995 due in part to additional competition from other companies expected to begin marketing a generic version of the product.

      Net revenues and gross profit of IVAX' personal care products, diagnostics and specialty chemicals operations, excluding intersegment eliminations, represented approximately 12% of consolidated net revenues and consolidated gross profit in 1995. Combined net revenues of these other operations decreased $6.6 million from 1994 primarily as a result of lower net revenues attributable to textile and denim product sales of IVAX' specialty chemicals group. Declines in gross profit were experienced by each of IVAX' other operations during 1995, resulting in a decrease in combined gross profit of $4.2 million compared to 1994.

OPERATING EXPENSES BY BUSINESS SEGMENT:
(In thousands)

                                                           RESEARCH     AMORTIZATION
                                         GENERAL AND         AND             OF           MERGER
                           SELLING      ADMINISTRATIVE   DEVELOPMENT     INTANGIBLES     EXPENSES        TOTAL
                           --------     -------------    -----------    ------------     --------      --------
1995
- ----
Pharmaceuticals            $ 85,107       $ 58,520        $ 44,492         $  2,411      $   --        $190,530
Intravenous products         55,050         29,846          16,005            4,657          --         105,558
Other operations             41,270         13,596           4,105            2,430          --          61,401
Corporate and other            --           15,422            --                --          3,392        18,814
                           --------       --------        --------         --------      --------      --------
 Total                     $181,427       $117,384        $ 64,602         $  9,498      $  3,392      $376,303
                           ========       ========        ========         ========      ========      ========
1994
- ----
Pharmaceuticals            $ 71,148       $ 48,893        $ 31,838         $  3,536      $ 10,191      $165,606
Intravenous products         56,697         22,493          12,779            5,835          --          97,804
Other operations             39,937         15,618           4,044            2,514          --          62,113
Corporate and other            --           12,238            --               --           2,858        15,096
                           --------       --------        --------         --------      --------      --------
 Total                     $167,782       $ 99,242        $ 48,661         $ 11,885      $ 13,049      $340,619
                           ========       ========        ========         ========      ========      ========

      Selling expenses totalled $181.4 million (14.4% of net revenues) in 1995 compared to $167.8 million (14.8% of net revenues) in 1994, an increase of $13.6 million. An increase in selling expenses of IVAX' international pharmaceutical operations, due primarily to the rise in its net revenues, accounted for approximately 87% of this increase, or $11.9 million.

      General and administrative expenses totalled $117.4 million (9.3% of net revenues) in 1995 compared to $99.2 million (8.7% of net revenues) for the prior year. The $9.6 million increase in general and administrative expenses of IVAX' pharmaceutical operations, in comparison to the prior year, was principally the result of increased general and administrative expenses of the international pharmaceutical operations primarily due to higher facilities and personnel related expenditures, the impact of a full twelve months of general and administrative expenses of Galena during 1995, and the unfavorable effect of exchange rate differences. The intravenous products division reported an increase of $7.4 million in this expense category compared to 1994 principally as a result of a $4.9 million adverse arbitration award during the 1995 fourth quarter related to a contract dispute, in combination with increased legal expenses incurred throughout the year. Corporate general and administrative expenses increased $3.2 million from the prior year primarily due to increases in personnel, travel and facilities costs.

      Research and development expenses for 1995 rose $15.9 million, or 33%, in comparison to the prior year, to a total of $64.6 million. Over 75% of the growth in this expense category was concentrated in IVAX' pharmaceutical operations. The increase in research and development expenses in comparison to the prior year reflects IVAX' continuing focus on the development of new and improved products. Management intends to continue to increase the level of its research and development efforts. Actual expenditures will depend on, among other things, the outcome of clinical testing of products under development, delays or changes in government required testing and approval procedures, technological and competitive developments, and strategic marketing decisions.

      Amortization expense decreased $2.4 million compared to 1994 as a result of the write-off of deferred financing costs associated with the March 1994 retirement of debt by the intravenous products division, in combination with the effect of the amortization of the excess of the fair value of assets acquired from Galena over the purchase price paid.

      The $3.4 million of merger expenses reported for 1995 were primarily related to a proposed merger with Hafslund Nycomed which was abandoned in November 1995. The $13.0 million of merger expenses incurred during the prior year were principally attributable to the December 1994 acquisition of Zenith.

      Other income, net, increased $17.4 million compared to 1994 primarily due to the sale of IVAX' investment in preferred stock of North American Vaccine, Inc. which resulted in a pre-tax gain of $12.8 million. Higher licensing and grant revenues of IVAX' international pharmaceutical operations and a gain on the sale of certain trademarks by IVAX' personal care products group, contributed to the remaining $4.6 million increase in other income, net, as compared to 1994.

YEAR ENDED DECEMBER 31, 1994 COMPARED TO THE YEAR ENDED DECEMBER 31, 1993

      IVAX reported net income of $89.0 million for the year ended December 31, 1994, a decrease of $10.3 million from the $99.4 million of net income in 1993. Income before extraordinary items was $89.9 million for 1994 compared to $108.0 million for 1993, a decline of $18.1 million. Results for both 1994 and 1993 included net extraordinary losses from the early extinguishment of debt of $823,000 in 1994 and $8.6 million in 1993.

      Both primary and fully diluted earnings per common share in 1994 were $.76 compared to primary and fully diluted earnings per common share for 1993 of $.87 and $.86, respectively. Earnings before extraordinary items, on both a primary and fully diluted basis, were $.77 in 1994, compared to primary and fully diluted earnings before extraordinary items for 1993 of $.94 and $.93, respectively.

NET REVENUES AND GROSS PROFIT BY BUSINESS SEGMENT:
(In thousands)

                                    1994                       1993
                          -------------------------  -------------------------
                              Net         Gross           Net        Gross
                           Revenues       Profit      Revenues       Profit
                          -----------   -----------  ------------  -----------
Pharmaceuticals           $   643,496   $ 273,260    $  587,412    $   288,132
Intravenous products          337,884     139,931       330,792        131,865
Other operations              153,641      68,254       147,003         72,535
Intersegment
  eliminations                   (215)       -           (2,262)           (71)
                          -----------   -----------  ------------  -----------
    Total                 $ 1,134,806   $ 481,445    $ 1,062,945   $   492,461
                          ===========   ===========  ============  ===========

      Net revenues totalled $1,134.8 million for 1994, an increase of $71.9 million, or 7%, from 1993. Consolidated gross profit totalled $481.4 million (42.4% of net revenues) for 1994, a decrease of $11.0 million, or 2%, from the $492.5 million (46.3% of net revenues) in 1993.

      Net revenues of IVAX' pharmaceutical operations, which represented approximately 57% of 1994 consolidated net revenues, increased $56.1 million, or 10%, from 1993. Increases of $59.0 million in net revenues of IVAX' international pharmaceutical operations and $6.0 million in domestic net sales of verapamil were partially offset by a decline of $8.9 million in domestic net sales of other pharmaceutical products.

      IVAX' international pharmaceutical operations generated net revenues of $203.1 million in 1994. Approximately $27.5 million of the total $59.0 million increase in international pharmaceutical net revenues resulted from the July 1994 acquisition of a majority interest in Galena. The remaining $31.5 million increase in net revenues of IVAX' international pharmaceutical operations was primarily due to higher sales of both branded and generic products in the United Kingdom.

      Excluding the impact of IVAX' acquisition of Zenith, 1994 net revenues attributable to sales of verapamil manufactured by IVAX were $119.1 million, a decline of $26.8 million from 1993. The December 1994 acquisition of Zenith contributed an additional $32.9 million to IVAX' 1994 consolidated verapamil net revenues.

      Domestic pharmaceutical net revenues, exclusive of verapamil, were approximately $288.5 million in 1994 compared to $297.4 million in 1993. During the first quarter and part of the second quarter of 1994, the domestic pharmaceutical operations were adversely impacted by delays in processing and shipment of customer orders and the loss of customer orders as a result of the conversion to a new computer software system designed to integrate sales order entry, inventory control and product delivery functions. Prior to the close of the second quarter of 1994, IVAX had resolved most of the system conversion problems and had significantly increased its promotional efforts as a means to restore customer relationships affected by the system conversion problems.

      The gross profit percentage of IVAX' pharmaceutical operations declined from 49.1% in 1993 to 42.5% in 1994. The decline was primarily attributable to the reduction of verapamil unit sales prices, in combination with competition in the domestic generic pharmaceutical distribution business, partially offset by a shift in sales mix to higher margin branded products by IVAX' international pharmaceutical operations.

      Net revenues of the intravenous products division totalled $337.9 million in 1994, an increase of $7.1 million from the $330.8 million reported in 1993. Higher net revenues from specialty intravenous solutions and sets, in combination with an increase in the admixture services business, primarily accounted for the rise in net revenues. The increase from 1993 also included a $2.0 million one-time payment received in 1994 by McGaw from a customer in settlement of a contractual obligation. Gross profit of the intravenous products division rose $8.1 million from 1993, to a total of $139.9 million. The increase in gross profit was principally the result of increased revenues, a more favorable product mix, the revenues associated with the settlement of the contractual obligation referenced above and improved product pricing combined with stable product costs.

      Net revenues of IVAX' personal care products, diagnostics and specialty chemicals operations, excluding intersegment eliminations, represented approximately 14% of consolidated net revenues in both 1994 and 1993. Net revenues of these other operations increased $6.6 million, while gross profit of these operations decreased $4.3 million as compared to 1993. The specialty chemicals group reported both higher net revenues and gross profit in comparison to 1993, or increases of $10.9 million and $1.5 million, respectively. These increases were principally attributable to sales generated by the businesses acquired from Elf Atochem North America, Inc. ("Elf Atochem") in June 1993. The acquisition of the businesses was accounted for using the purchase method of accounting and, accordingly, the results of operations of the acquired businesses were included in IVAX' consolidated financial statements only since the date of acquisition.

OPERATING EXPENSES BY BUSINESS SEGMENT:
(In thousands)

                                                           RESEARCH     AMORTIZATION
                                         GENERAL AND         AND             OF           MERGER
                           SELLING      ADMINISTRATIVE   DEVELOPMENT     INTANGIBLES     EXPENSES        TOTAL
                           --------     -------------    -----------    ------------     --------      --------
1994
- ----
Pharmaceuticals           $  71,148       $   48,893      $  31,838       $ 3,536        $  10,191     $165,606
Intravenous products         56,697           22,493         12,779         5,835             --         97,804
Other operations             39,937           15,618          4,044         2,514             --         62,113
Corporate and other             --            12,238            --           --              2,858       15,096
                          ---------       ----------      ---------       -------        ---------     --------
 Total                    $ 167,782       $   99,242      $  48,661       $11,885        $  13,049     $340,619
                          =========       ==========      =========       =======        =========     ========
1993
- ----
Pharmaceuticals           $  63,064       $   42,078      $  27,786       $ 2,671        $    --       $135,599
Intravenous products         56,646           23,671         11,878         7,611            7,450      107,256
Other operations             39,511           11,949          4,192         2,129              884       58,665
Corporate and other             --             5,752            --           --                816        6,568
                          ---------       ----------      ---------       -------        ---------     --------
 Total                    $ 159,221       $   83,450      $  43,856       $12,411        $   9,150     $308,088
                          =========       ==========      =========       =======        =========     ========

      Selling expenses totalled $167.8 million (14.8% of net revenues) in 1994 compared to $159.2 million (15.0% of net revenues) in 1993. An increase in selling expenses of IVAX' pharmaceutical operations accounted for approximately 94% of the $8.6 million increase in total selling expenses as compared to 1993. Increased personnel costs, primarily within IVAX' domestic pharmaceutical operations, in combination with higher advertising and promotional costs in both the domestic and international operations, were the primary factors contributing to the $8.1 million increase in selling expenses of the pharmaceuticals group.

      General and administrative expenses totalled $99.2 million (8.7% of net revenues) in 1994, an increase of $15.8 million in comparison to the $83.5 million (7.9% of net revenues) reported for 1993. The $6.8 million increase in general and administrative expenses of IVAX' pharmaceuticals operations resulted primarily from increased facilities and personnel expenditures, and the inclusion of $1.7 million of general and administrative expenses of Galena. Higher corporate expense levels required as a result of IVAX' growth contributed $6.5 million to the total rise in general and administrative expenses as compared to 1993. General and administrative expenses of IVAX' other operations increased $2.5 million in comparison to 1993, primarily due to $2.0 million in costs related to charges of the specialty chemicals group in connection with, primarily, the closing of certain facilities.

      Merger expenses were $13.0 million in 1994 compared to $9.2 million in 1993. Approximately $12.5 million of the merger expenses incurred in 1994 were attributable to the acquisition of Zenith, including $5.0 million paid by Zenith in connection with the termination of its distribution agreement with its former generic verapamil supplier.

      Interest expense declined $3.5 million in comparison to 1993, primarily due to the March 1993 redemption of McGaw's $46.1 million of 15% subordinated notes and the March 1994 repayment of McGaw's $52.5 million of term (floating rate) debt, partially offset by increased interest expense associated with borrowings under IVAX' revolving credit facility. Other income, net, decreased $2.6 million compared to 1993 principally due to lower licensing and grant revenues of IVAX' international pharmaceutical operations, in combination with increased losses on the disposal of plant and equipment.

                             CURRENCY FLUCTUATIONS

      For 1995, 1994 and 1993, approximately 22%, 19% and 15%, respectively, of IVAX' net revenues were attributable to operations which principally generated revenues in currencies other than the United States dollar. Fluctuations in the value of foreign currencies relative to the United States dollar impact the reported results of operations for IVAX. If the United States dollar weakens relative to the foreign currency, the earnings generated in the foreign currency will, in effect, increase when converted into United States dollars and vice versa. As a result of exchange rate differences, net revenues increased by $6.4 million in 1995 as compared to 1994, and increased by $2.7 million in 1994 as compared to 1993.

      As of December 31, 1995, IVAX Corporation (the "Parent Company") had a net \British pound sterling\47.6 million (approximately $74.0 million) short-term intercompany receivable. IVAX seeks to reduce the effects of foreign exchange fluctuations in short-term intercompany balances, and on December 4, 1995 the Parent Company entered into foreign currency forward contracts totalling \British pound sterling\30.0 million. Costs associated with these contracts are being amortized over the contracts' lives. The contracts expire on March 29, 1996.

      Norton Healthcare uses forward exchange contracts to hedge its exposure to currency fluctuations on certain of its raw material inventory purchases. As the commitments made by the contracts represent offsetting exposure to commitments to purchase inventory at specified amounts payable in other currencies, exposure to foreign currency losses is eliminated. The contract amounts of these instruments at year-end 1995 and 1994 were approximately $5.2 million and $4.4 million, respectively.

                                 INCOME TAXES

      IVAX' effective tax rate was 19%, 25% and 35% in 1995, 1994 and 1993, respectively. For the three years ended December 31, 1995, the effective tax rate for IVAX' foreign subsidiaries was 22%, 19% and 14%, respectively. IVAX' consolidated effective tax rate in 1995 and 1994 was substantially lower than the effective tax rate in 1993 primarily as a result of a higher proportion of income generated by IVAX' operations in Ireland, Puerto Rico and the U.S. Virgin Islands, which are taxed at lower statutory rates. Additionally, during 1995, IVAX' consolidated tax provision was reduced by $6.5 million as a result of the release of valuation allowances associated with the realization of the benefits of available net operating loss carryforwards and other temporary differences. During 1994, IVAX' consolidated tax provision was reduced by $6.6 million as a result of the release of valuation allowances associated with the realization of the benefits of available net operating loss carryforwards. Certain subsidiaries of IVAX, including McGaw and Zenith, have net operating loss carryforwards which are subject to certain limitations. For further information see Note 7, Income Taxes, in the Notes to Consolidated Financial Statements. IVAX' future consolidated effective tax rate will, to a large extent, depend on the mix between foreign and domestic taxable income and the statutory tax rates of the related tax jurisdictions. The mix between IVAX' foreign and domestic taxable income may be significantly affected by the jurisdictions in which new products are manufactured.

      IVAX receives a U.S. tax credit under Section 936 of the Internal Revenue Code for certain income generated by its Puerto Rican and Virgin Island operations. For 1995, this credit was $17.3 million and completely offset the entire U.S. tax liability of such operations. No assurance can be given that Congress will not eliminate the Section 936 tax credit in the future.

                        LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 1995, IVAX' working capital totalled $470.9 million, compared to $332.8 million and $295.4 million at year-end 1994 and 1993, respectively. Cash and cash equivalents were $14.7 million at December 31, 1995 compared to $37.0 million at year-end 1994 and $91.5 million on the same date in 1993.

      IVAX generated $16.4 million in cash from operating activities during 1995, representing declines of $77.7 million from 1994 and $89.2 million from 1993. The decline in cash generated from operating activities as compared to both 1994 and 1993 was primarily due to a higher rate of growth in accounts receivable, partially offset by increased net income. The increase in accounts receivable during 1995 was primarily due to the launch of new manufactured generic products by the domestic pharmaceutical operations during the 1995 third and fourth quarters and the extension of credit terms in connection with the launch of those products. The comparison of cash generated by operations in 1995 versus 1994 was also affected by lower growth in inventories and significant gains from the disposal of assets.

      Net cash of $97.3 million was used for investing activities in 1995, a decrease of $13.8 million from 1994 and an increase of $36.1 million from 1993. Cash utilized for capital expenditures increased from $93.9 million and $49.7 million in 1994 and 1993, respectively, to a total of $103.4 million in 1995. Approximately 89% of the total capital expenditures made in 1995 were devoted to IVAX' pharmaceuticals and intravenous products operations. During 1995, IVAX sold its investment in preferred stock of North American Vaccine, Inc. for approximately $16.3 million in cash. IVAX used $4.8 million in cash to acquire businesses in 1995, representing a decline from both 1994 and 1993. IVAX used $11.8 million in cash, including the payment of acquisition related expenses and net of cash acquired, to obtain a majority ownership interest in Galena during 1994. During 1993, IVAX used $16.0 million of cash to acquire businesses, including approximately $13.0 million of cash to acquire certain businesses from Elf Atochem. Prior to the close of 1993, two of the businesses acquired from Elf Atochem were sold for a business valued at $4.2 million and $10.0 million in cash.

      On March 25, 1994, IVAX established a revolving credit facility permitting borrowings of up to $100 million, secured by a pledge of the stock of McGaw and an agreement not to pledge or dispose of certain of IVAX' significant subsidiaries. In November 1995, the credit facility was amended, increasing permitted borrowings to $130 million. As of December 31, 1995, $99.0 million in borrowings were outstanding under this facility, an increase of $54.0 million from the prior year-end. The credit facility contains various financial covenants, including a restriction on the payment of dividends by IVAX during any fiscal year in excess of 35% of IVAX' consolidated net income. IVAX is in compliance with all such covenants. During 1995, amounts borrowed under the revolving credit facility were primarily used to fund working capital requirements and to fund capital expenditure programs within IVAX' pharmaceuticals and intravenous products operations. During 1994, borrowings under the revolving credit facility were used, in part to finance IVAX' acquisition of a controlling interest in Galena and to repay McGaw's $52.5 million of term (floating rate) notes and the amounts borrowed under McGaw's revolving facility which totalled $11.1 million as of December 31, 1993. McGaw's credit facility was terminated in June 1994. In November 1995, IVAX obtained an unsecured floating rate overdraft facility which provides for advances of up to $10 million. As of December 31, 1995, $528,000 was outstanding under the overdraft facility. The revolving credit facility providing for borrowings of up to $10.0 million previously maintained by Zenith expired in June 1995.

      During 1995 and 1994, IVAX redeemed a total of $1.0 million and $18.5 million, respectively, face value of its 6-1/2% Convertible Subordinated Notes Due 2001. Additionally, during 1995 and 1994, McGaw repurchased $3.4 million and $2.0 million, respectively, face value of its 10-3/8% Senior Notes due 1999 ("Senior Notes") at a purchase price of 101% of the outstanding principal amount plus accrued and unpaid interest. On January 16, 1996, McGaw repurchased $200,000 face value of its Senior Notes at a purchase price of 101% of the outstanding principal amount plus accrued and unpaid interest. The indenture governing the Senior Notes contains certain covenants applicable to McGaw, including limitations on restricted payments, dividends and additional borrowings. As of December 31, 1995, McGaw was either in compliance with these covenants or had received a waiver from the Trustee.

      On March 15, 1996, IVAX' revolving line of credit was amended to provide for an additional $45 million in borrowings for a period of ninety days. The amendment also changed the expiration date of the revolving line of credit from March 24, 1997 to May 24, 1997. IVAX is seeking to enter into a new revolving line of credit in the amount of $350 million with a bank syndicate. Proceeds from the new line of credit will be used to refinance the existing line of credit and the Senior Notes, and for general corporate purposes, including to fund working capital requirements and to finance acquisitions.

      Proceeds from the exercise of stock options and warrants totalled $24.6 million in 1995, increases of $18.5 million from 1994 and $22.0 million from 1993. In March 1993, McGaw completed a public offering of its common stock resulting in net proceeds of $41.7 million. McGaw used the net proceeds from its stock offering, plus an additional $10.3 million borrowed under its $30 million revolving credit facility, to redeem $46.1 million of McGaw's 15% Subordinated Notes due 1999 at a contractually required premium of $3.5 million. A portion of the proceeds were also used by McGaw to pay a cancellation fee and accrued interest related to an interest rate swap agreement totalling $2.4 million.

      During 1995, IVAX paid total cash dividends of $9.3 million, or $.08 per share on its common stock. This represented increases from the $5.2 million, or $.06 per share, and the $2.8 million, or $.04 per share, in dividends paid on IVAX' common stock during 1994 and 1993, respectively. Immediately prior to its acquisition by IVAX in December 1994, Zenith paid all outstanding cumulative dividends on its preferred stock or a total of $2.1 million.

      IVAX issued 350,000 shares of its common stock valued at approximately $11 million as of the acquisition date and paid approximately $4.9 million in cash during 1995 in connection with three acquisitions. See Note 3, Acquisitions, in the Notes to Consolidated Financial Statements for further information concerning these acquisitions. During 1994, IVAX issued an aggregate of approximately 41 million shares of common stock having a value of $923 million at the respective issuance dates to consummate the acquisition of McGaw and Zenith. In addition, during 1994, IVAX acquired a majority ownership interest in Galena for approximately $15.5 million in cash. During 1993, IVAX issued an aggregate of 4.3 million shares of common stock having a value of approximately $106.2 million at the respective issuance dates, and paid an aggregate of approximately $16.0 million in cash, to consummate four acquisitions. IVAX intends to continue to expand through the acquisition of other businesses, as well as internal growth. Certain acquisitions could result in material changes in IVAX' financial condition and results of operations.

      IVAX believes it has adequate capital and sources of financing to support its ongoing operational requirements. These funds will be derived from IVAX' existing working capital, the increased revolving credit facility currently under negotiation and cash flow from operations. For the long term, IVAX presently believes it will be able to obtain long-term capital to the extent necessary to support its growth objectives.

      IVAX plans to spend substantial amounts of capital in 1996 to continue the research and development of its pharmaceutical and intravenous products. Although combined research and development expenditures of the pharmaceutical and intravenous operations are planned to increase by approximately 40% to 50% in comparison to 1995, actual expenditures will depend on, among other things, the outcome of clinical testing of products under development, delays or changes in government required testing and approval procedures, technological and competitive developments and strategic marketing decisions. In addition, IVAX plans to spend substantial amounts of capital in 1996 to improve and expand its pharmaceutical and intravenous related facilities, with higher levels of capital expenditures devoted to these operations in comparison to 1995.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements and supplementary data required by Regulation S-X are included in this Form 10-K commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Set forth below is a list of the names, ages, positions held, and business experience during the past five years of the persons serving as directors and executive officers of IVAX as of March 29, 1996. Each director holds office until the next annual meeting of shareholders or until his successor is elected and qualified. Officers serve at the discretion of the Board of Directors.

DIRECTORS

     Mark Andrews. Mr. Andrews, age 45, has served as a director of IVAX since 1987. He has served as the Chairman of the Board of Directors and Chief Executive Officer of American Exploration Company (oil and gas exploration and production) since 1980, and was its President from 1980 to 1988.

     Lloyd Bentsen. Mr. Bentsen, age 75, has served as a director of IVAX since February 1995. He served as the 69th Secretary of the Treasury of the United States from January 1993 until December 1994. From 1971 until his appointment as Secretary of the Treasury, he served as a United States Senator from the State of Texas. He is a director of Panhandle Eastern, Inc. (natural gas) and American International Group, Inc. (insurance).

     Ernst Biekert, Ph.D. Dr. Biekert, age 71, has served as a director of IVAX since 1991. He is a professor at the University of Heidelberg in Germany. He was the Chairman of the Board and Chief Executive Officer of Knoll A.G. (pharmaceuticals) from 1968 to 1985. Dr. Biekert was a consultant to BASF A.G. (chemicals and pharmaceuticals) from 1985 to 1987 and was Chairman of its pharmaceutical division from 1975 to 1985.

      Dante B. Fascell. Mr. Fascell, age 79, has served as a director of IVAX since 1993. He has been a partner of Holland & Knight, a Florida law firm, since May 1994. He was of counsel to Fine Jacobson Schwartz Nash & Block, P.A., a Florida law firm, from 1993 to 1994. From 1955 to 1993, he served as a member of the United States House of Representatives, and was Chairman of the House Foreign Affairs Committee from 1984 to January 1993.

      Jack Fishman, Ph.D. Dr. Fishman, age 65, has served as a director of IVAX since 1987 and as a Vice Chairman of the Board of Directors of IVAX since 1991. From 1991 to February 1995, he served as IVAX' Chief Scientific Officer. He is an Adjunct Professor at The Rockefeller University and Director of Research of Strang Cornell Cancer Research Laboratory, a non-profit entity associated with Cornell University Medical College. Dr. Fishman was President of IVAX from 1988 to 1991, and served as a Research Professor of Biochemistry and Molecular Biology at the University of Miami from 1988 to 1992.

     Phillip Frost, M.D. Dr. Frost, age 59, has served as Chairman of the Board of Directors and Chief Executive Officer of IVAX since 1987. He served as IVAX' President from July 1991 until January 1995. He was the Chairman of the Department of Dermatology at Mt. Sinai Medical Center of Greater Miami, Miami Beach, Florida from 1972 to 1990. Dr. Frost was Chairman of the Board of Directors of Key Pharmaceuticals, Inc. from 1972 to 1986. He is Chairman of the Board of Directors of Whitman Education Group, Inc. (proprietary education), Vice Chairman of the Board of Directors of North American Vaccine, Inc., and a director of Northrop Grumman Corp. (aerospace), American

Exploration Company (oil and gas exploration and production), and NaPro BioTherapeutics, Inc. (biopharmaceutical research and development). He is a trustee of the University of Miami and a member of the Board of Governors of the American Stock Exchange.

     Harold S. Geneen. Mr. Geneen, age 86, has served as a director of IVAX since 1992. He has served as the Chairman of the Board of Directors of Gunther International Ltd. (automated document assembly systems) since September 1993. He also serves on the boards of a number of privately-held companies. He was Chairman of the Board of Directors of Finlay Enterprises, Inc. (retail jewelry) from 1988 through 1993. Mr. Geneen was Chairman of the Board of Directors of ITT Corporation from 1965 until 1979, remained on the Board of Directors of ITT Corporation until 1983, and presently is Chairman Emeritus of ITT Corporation. Mr. Geneen is also Chairman Emeritus of ITT Hartford Group, Inc. and ITT Industries, Inc. He is a member of the Board of Trustees of New York University, the Board of Trustees of the Salk Institute, and the Board of Governors of the University of Miami School of Medicine.

      Jane Hsiao, Ph.D. Dr. Hsiao, age 48, has served as a director of IVAX and as IVAX' Vice Chairman-Technical Affairs since February 1995. From 1992 until February 1995, she served as IVAX' Chief Regulatory Officer and Assistant to the Chairman, and as Vice President-Quality Assurance and Compliance of Baker Norton Pharmaceuticals, Inc., IVAX' principal proprietary pharmaceutical subsidiary. From 1987 to 1992, Dr. Hsiao was Vice President-Quality Assurance, Quality Control and Regulatory Affairs of Baker Norton Pharmaceuticals, Inc.

     Lyle Kasprick. Mr. Kasprick, age 63, has served as a director of IVAX since 1987. Mr. Kasprick is a private investor. He has served as a director of North American Vaccine, Inc. since 1989, and served as its Chairman from June 1991 to January 1995. Mr. Kasprick is a member of the Board of Directors of the University of North Dakota Foundation.

     Isaac Kaye. Mr. Kaye, age 66, has served as Deputy Chief Executive Officer and a director of IVAX since 1990, and as Chief Executive Officer of Norton Healthcare Limited, IVAX' principal United Kingdom pharmaceutical subsidiary, since 1990. Mr. Kaye is a director of Whitman Education Group, Inc. (proprietary education).

     Harvey M. Krueger. Mr. Krueger, age 66, has served as a director of IVAX since 1991. He has served as a Senior Managing Director of Lehman Brothers since 1991. For more than five years prior thereto, he was a Managing Director of Lehman Brothers and its predecessor companies. He is a director of Automatic Data Processing, Inc. (computing services), R.G. Barry Corp. (footwear), Chaus, Inc. (women's clothing), and Electric Fuel Corp. (batteries for electric automobiles). Mr. Krueger is also on the International Advisory Board of Club Mediteranee, S.A. (resorts).

     John H. Moxley III, M.D. Dr. Moxley, age 61, has served as a director of IVAX since 1989. He has served as Vice President of Korn/Ferry International (executive recruiting firm) since 1989. From 1987 to 1989, he was a self-employed medical consultant. From 1981 to 1987, Dr. Moxley served as Senior Vice President of Corporate Planning and Alternative Services for American Medical International, Inc. (hospitals).

     M. Lee Pearce, M.D. Dr. Pearce, age 65, has served as a director of IVAX since 1989. Dr. Pearce is a private investor. He is a director of OrNda Healthcorp (hospitals).

     Michael Weintraub. Mr. Weintraub, age 57, has served as a director of IVAX since 1987. Mr. Weintraub is a private investor. Since 1979, he has been a director of Gibson Security Corp., a privately owned investment company, and has served as its Chairman and President since 1990. Mr. Weintraub was a director of The Continental Corporation (insurance holding company) from 1976 until May 1995 and NationsBank Corporation (bank holding company) from 1985 until August 1995.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

      Samuel Broder, M.D. Dr. Broder, age 51, has served as IVAX' Senior Vice President-Research and Development and Chief Scientific Officer since March 1995. He held various positions at the National Cancer Institute since 1972, serving as its Director from 1989 until February 1995.

     Michael W. Fipps. Mr. Fipps, age 53, has served as IVAX' Chief Financial Officer since July 1994. From 1973 to June 1994, he held various positions at Bergen Brunswig Corporation (pharmaceutical wholesaler), serving as its Vice President and Treasurer from 1985 to June 1994.

     Norwick B.H. Goodspeed. Mr. Goodspeed, age 46, has been President and Chief Executive Officer of McGaw, Inc., IVAX' intravenous products subsidiary, since December 1993. From May 1991 until December 1993, Mr. Goodspeed was Senior Vice President, Sales and Marketing of McGaw, Inc. From September 1988 to May 1991, he was the President and Chief Executive Officer of Vical, Inc. (gene therapy).

     Richard C. Pfenniger, Jr. Mr. Pfenniger, age 40, has served as IVAX' Chief Operating Officer since May 1994. He served as Senior Vice President-Legal Affairs and General Counsel of IVAX from 1989 to May 1994, and as Secretary from 1990 to 1994. Prior to joining IVAX, Mr. Pfenniger was engaged in private law practice, most recently as a member of the law firm of Greer, Homer & Bonner, P.A. in Miami, Florida. Mr. Pfenniger is a director of NaPro BioTherapeutics, Inc. (biopharmaceutical research and development), Whitman Education Group, Inc. (proprietary education) and North American Vaccine, Inc.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

      Section 16(a) of the Securities Exchange Act of 1934 requires IVAX' directors, executive officers and 10% shareholders to file initial reports of ownership and reports of changes in ownership of IVAX' common stock and other equity securities with the Securities and Exchange Commission and the American Stock Exchange. Directors, executive officers and 10% shareholders are required to furnish IVAX with copies of all Section 16(a) forms they file. Based on a review of the copies of such reports furnished to IVAX and written representations from IVAX' directors and executive officers that no other reports were required, IVAX believes that during 1995 IVAX' directors, executive officers and 10% shareholders complied with all Section 16(a) filing requirements applicable to them, except that Jack Fishman, Ph.D., a director of IVAX, filed one late report relating to the transfer of 79,207 shares of IVAX' common stock into an exchange fund; Norwick Goodspeed, an executive officer of IVAX, filed one late report relating to the cancellation of employee stock options and the grant of replacement options in exchange therefor; and Samuel Broder, M.D., an executive officer of IVAX, filed one late report relating to the purchase of 100 shares of IVAX' common stock through a pension plan.

ITEM 11.  EXECUTIVE COMPENSATION

      The following table contains certain information regarding aggregate compensation paid or accrued by IVAX during 1995 to the Chief Executive Officer and to each of the four highest paid executive officers other than the Chief Executive Officer.

                           SUMMARY COMPENSATION TABLE
                                                                                          LONG-TERM           ALL OTHER
                                            ANNUAL COMPENSATION                         COMPENSATION         COMPENSATION
                          ----------------------------------------------------------    -------------        ------------
      NAME AND                                                          OTHER ANNUAL
  PRINCIPAL POSITION      YEAR           SALARY            BONUS        COMPENSATION    STOCK OPTIONS
  -----------------       ----           ------            -----        ------------    -------------
                                           $                ($)              ($)              (#)               ($)(1)
Phillip Frost, M.D.       1995          550,000            - 0 -            - 0 -           75,000               4,500
Chief Executive Officer   1994          425,000            50,000           - 0 -           50,000               4,400
                          1993          340,000            - 0 -            - 0 -          200,000               3,400

Isaac Kaye (2)            1995          500,000            - 0 -            - 0 -           75,000              48,600
Deputy Chief Executive    1994          332,150            - 0 -            - 0 -           50,000              49,484
Officer                   1993          228,140            - 0 -            - 0 -          200,000              41,390

John H. Klein (3)         1995          400,010            - 0 -            - 0 -            - 0 -              19,153
                          1994          396,170            - 0 -            - 0 -            - 0 -              15,811
                          1993          300,170           262,649           - 0 -          980,250(4)           25,812

Richard C. Pfenniger, Jr. 1995          328,333            - 0 -            - 0 -           75,000               4,500
Chief Operating Officer   1994          258,720           50,000            - 0 -          100,000               4,400
                          1993          200,000           25,000            - 0 -           65,000               4,501

Norwick B.H. Goodspeed    1995          275,000          173,469(5)         - 0 -              -0-               4,500
President, McGaw, Inc.    1994          250,000           75,000            - 0 -          110,000               4,337
                          1993          200,000           12,000          269,535(6)        15,690(7)            8,994

- ---------
      (1) Except for Messrs. Kaye, Goodspeed and Klein, the amounts included in the "All Other Compensation" column represent matching contributions made by IVAX under the IVAX Corporation Employee Savings Plan, an employee retirement plan maintained under Section 401(k) of the Internal Revenue Code. For Mr. Goodspeed, for 1993 and 1994, such amounts represent matching contributions made by McGaw under McGaw's employee savings plan, which was merged into the IVAX Corporation Employee Savings Plan effective January 1, 1995, and for 1995 represent matching contributions made by IVAX under the IVAX Corporation Employee Savings Plan. For Mr. Klein, such amounts consist of use of an automobile, reimbursement for automobile related expenses and payment of term life insurance premiums, all of which were paid pursuant to Mr. Klein's employment agreement, described below, and, for 1993 also include matching contributions made by Zenith under Zenith's employee savings plan, and for 1995 also include matching contributions made by IVAX under the IVAX Corporation Employee Savings Plan. For Mr. Kaye, such amounts consist of the use of an automobile and reimbursement for a chauffeur, parking and other automobile related expenses, all of which were paid pursuant to Mr. Kaye's employment agreement, described below.

      (2) Mr. Kaye's salary and other compensation is paid in British pounds, and the information in the table is based on the average exchange rate during the applicable year.

      (3) Mr. Klein served as the President of IVAX' North American Multi-Source Pharmaceutical Group from January 1, 1995 until his resignation effective January 17, 1996.

      (4) These options were granted to Mr. Klein pursuant to his employment agreement, described below, and were assumed by IVAX in connection with IVAX' acquisition of Zenith in December 1994. The number of options are adjusted based upon the Zenith acquisition conversion ratio.

      (5) This amount includes a $125,000 retention bonus paid by IVAX to Mr. Goodspeed on March 25, 1995 for continuing to serve as McGaw's President during the year following the McGaw acquisition.

      (6) This amount includes payment to or on behalf of Mr. Goodspeed totalling $254,373 for relocation expenses, and payments totalling $15,162 to cover Mr. Goodspeed's tax liability on the relocation expenses paid directly to him.

      (7) These options were assumed by IVAX in connection with IVAX' acquisition of McGaw in March 1994. The number of options are adjusted based upon the McGaw acquisition conversion ratio.

      Mr. Kaye was a party to an employment agreement with IVAX and Norton Healthcare which expired on December 28, 1995. Pursuant to the agreement, Mr. Kaye was entitled to receive an annual salary of at least 150,000 British pounds and certain benefits for serving as Deputy Chief Executive Officer of IVAX and Chief Executive Officer of Norton Healthcare. The agreement restricts Mr. Kaye from competing with IVAX, Norton Healthcare and certain other affiliated entities during his employment and for a period of 12 months from the date of expiration of the employment agreement. In connection with the acquisition of Norton Healthcare, IVAX agreed to cause the nomination of Mr. Kaye for successive terms as a director for so long as he is an employee of IVAX or any of its subsidiaries pursuant to the employment agreement.

      Mr. Klein was a party to an employment agreement with Zenith Laboratories, Inc. ("Zenith") which was entered into in November 1993 prior to IVAX' acquisition of Zenith and which was terminated by the mutual agreement of the parties effective January 17, 1996. See "Certain Relationships and Related Transactions." Pursuant to the employment agreement, Mr. Klein was entitled to receive an annual salary of at least $400,000 and certain benefits for serving as the President and Chief Executive Officer of Zenith.

      The following table sets forth information concerning stock option grants made during 1995 to the executive officers named in the "Summary Compensation Table."

                    STOCK OPTION GRANTS IN FISCAL YEAR 1995

                                                                             POTENTIAL REALIZABLE VALUE
                                         PERCENT OF                          AT ASSUMED ANNUAL RATES OF
                                           TOTAL                              STOCK PRICE APPRECIATION
                               OPTIONS    OPTIONS                               FOR OPTION TERM
           NAME AND            GRANTED   GRANTED TO  EXERCISE   EXPIRATION    ------------------------
      PRINCIPAL POSITION(1)      (2)     EMPLOYEES     PRICE       DATE           5%          10%
                                 (#)        (%)         ($)                       ($)         ($)
Phillip Frost, M.D.             75,000      4.4       20.625     2/23/2002      629,775    1,467,675
Chief Executive Officer

Isaac Kaye                      75,000      4.4       20.625     2/23/2002      629,775    1,467,675
Deputy Chief Executive Officer

Richard C. Pfenniger, Jr.       75,000      4.4       20.625     2/23/2002      629,775    1,467,675
Chief Operating Officer

- --------------------
(footnotes on next page)

      (1) No stock options were granted to Mr. Klein or Mr. Goodspeed during 1995.

      (2) All options are nonqualified options and vest in equal portions over four years.

      The following table sets forth information concerning stock option exercises during 1995 by each of the executive officers named in the "Summary Compensation Table" and the year-end value of unexercised options held by such officers.


  STOCK OPTION EXERCISES IN FISCAL YEAR 1995 AND FISCAL YEAR-END OPTION VALUES


                                                                                                  VALUE OF UNEXERCISED
                                       SHARES                        NUMBER OF UNEXERCISED        IN-THE-MONEY OPTIONS
                                      ACQUIRED                    OPTIONS AT FISCAL YEAR-END      AT FISCAL YEAR-END(1)
         NAME AND                        ON              VALUE   ----------------------------  --------------------------
    PRINCIPAL POSITION                EXERCISE         REALIZED  EXERCISABLE    UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
                                        (#)               ($)      (#)             (#)            ($)            ($)
Phillip Frost, M.D.                    - 0 -             - 0 -     112,500         212,500       737,000      1,327,625
Chief Executive Officer

Isaac Kaye                             - 0 -             - 0 -     112,500         212,500       737,000      1,327,625
Deputy Chief Executive Officer

John H. Klein(2)                       882,225        22,395,282   392,100         588,150     4,848,317      4,697,357

Richard C. Pfenniger, Jr.              - 0 -             - 0 -      57,500         182,500       292,650        989,525
Chief Operating Officer

Norwick B.H. Goodspeed                 - 0 -             - 0 -      15,713         114,250       292,587        999,217
President, McGaw, Inc.

- -----------------
      (1) The value of unexercised in-the-money options represents the number of options held at year-end 1995 multiplied by the difference between the exercise price and $28.50, the closing price of IVAX' common stock at year-end 1995.

     (2) Former President of IVAX' North American Multi-Source Pharmaceutical Group.

DIRECTOR COMPENSATION

      Each director who is not employed by IVAX receives $10,000 per year for his service as a director and is reimbursed for expenses incurred in attending board and committee meetings. Pursuant to IVAX' 1994 Stock Option Plan, non-employee directors automatically are granted each year, on the first business day following IVAX' annual meeting of shareholders, non-qualified options to purchase 5,000 shares of IVAX' common stock at an exercise price equal to the fair market value of the common stock on the date of the grant, and having a term of ten years.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      During 1995, the following directors served on the Compensation and Stock Option Committee of the Board of Directors: John H. Moxley III, M.D., M. Lee Pearce, M.D. and Michael Weintraub. None of such persons are or have been executive officers of IVAX, and no interlocking relationships exists between such persons and the directors or executive officers of IVAX.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SECURITY HOLDERS

      The following table sets forth certain information with respect to the only persons known by IVAX to own beneficially in excess of five percent of the outstanding shares of IVAX' common stock as of February 29, 1996.

                                           NUMBER             PERCENT
 NAME AND ADDRESS OF BENEFICIAL OWNER     OF SHARES           OF CLASS
 ------------------------------------     ---------           --------

      Phillip Frost, M.D.                 14,226,015 (1)        11.8%
      4400 Biscayne Boulevard
      Miami, Florida 33137

      Azure Limited                        7,958,492 (2)         6.6%
      c/o Charter Management, Ltd.
      Town Mills
      Trinity Square
      St. Peter Port
      Guernsey, Channel Islands
- ---------
     (1) Includes 65,250 shares held directly, 547 shares held for Dr.
Frost's benefit under the IVAX Corporation Employee Savings Plan, 193,750 shares which may be acquired pursuant to stock options exercisable within 60 days of February 29, 1996, 13,950,720 shares held by Frost-Nevada Limited Partnership ("FNLP"), and 15,748 shares which may be acquired by FNLP upon conversion of $500,000 in principal amount of IVAX' 6-1/2% Convertible Subordinated Notes Due 2001. Dr. Frost is the sole limited partner of FNLP and the sole shareholder, officer and director of Frost-Nevada Corporation, the general partner of FNLP. Dr. Frost disclaims beneficial ownership of an additional 123,034 shares held of record by his wife. Dr. Frost is a director and executive officer of IVAX.

     (2) Azure Limited holds the shares as trustee for Charter Trust Company, the trustee of the I. Kaye Family Trust, created by Mr. Isaac Kaye in 1988. The beneficiaries of the I. Kaye Family Trust may include, among others, Mr. Kaye's children. Mr. Kaye is neither a beneficiary nor a trustee of such trust, and he disclaims beneficial ownership of all of the shares owned by Azure Limited. Mr. Kaye is a director and executive officer of IVAX.

STOCK OWNERSHIP OF MANAGEMENT

       The following table indicates, as of February 29, 1996, the number of shares of IVAX' common stock beneficially owned by each director, each executive officer named in the "Summary Compensation Table," and by all directors and executive officers as a group, and the percentage such shares represent of the total outstanding shares of IVAX' common stock. All shares were owned directly with sole voting and investment power unless otherwise indicated.

                                               SHARES
          NAME OR IDENTITY                  BENEFICIALLY    PERCENT OF
              OF GROUP                        OWNED (1)        CLASS
          ---------------                     ---------        -----

          Mark Andrews                        25,000  (2)           *
          Lloyd Bentsen                       29,000  (2)           *
          Ernst Biekert, Ph.D.                25,000  (2)           *
          Dante B. Fascell                    20,000  (2)           *
          Jack Fishman, Ph.D.              2,172,753  (3)        1.8%
          Phillip Frost, M.D.             14,226,015  (4)       11.8%
          Harold S. Geneen                    30,500  (2)           *
          Jane Hsiao, Ph.D.                3,076,549  (5)        2.6%
          Lyle Kasprick                      212,751  (2)           *
          Isaac Kaye                         223,750  (2)           *
          Harvey M. Krueger                   26,500  (2)           *
          John H. Moxley III, M.D.            34,450  (2)           *
          M. Lee Pearce, M.D.                306,250  (6)           *
          Michael Weintraub                   65,000  (7)           *
          John H. Klein                      921,747  (8)           *
          Norwick B.H. Goodspeed              40,640  (2)           *
          Richard C. Pfenniger, Jr.          239,539  (9)           *

          All directors and executive     21,738,115  (10)      17.8%
            officers as a group
            (19 persons)
- --------------------

       *   Represents beneficial ownership of less than 1%.

       (1) For purposes of this table, beneficial ownership is computed pursuant to Rule 13d-3 under the Securities Exchange Act of 1934; the inclusion of shares as beneficially owned should not be construed as an admission that such shares are beneficially owned for purposes of Section 16 of the Securities Exchange Act of 1934.

       (2) Includes shares which may be acquired pursuant to stock options exercisable within 60 days of February 29, 1996 as follows: Mr. Andrews (25,000), Mr. Bentsen (25,000), Dr. Biekert (25,000), Mr. Fascell (18,750),
Mr. Geneen (25,000), Mr. Kasprick (25,000), Mr. Kaye (193,750), Mr. Krueger (25,000), Dr. Moxley (25,000), and Mr. Goodspeed (17,021).

       (3) Includes 10,468 shares held by a child. Dr. Fishman disclaims beneficial ownership of an additional 60,000 shares held as co-trustee of certain trusts for the benefit of certain family members.

       (4) Includes 65,250 shares held directly, 547 shares held on Dr. Frost's behalf under the IVAX Corporation Employee Savings Plan, 193,750 shares which may be acquired pursuant to stock options exercisable within 60 days of February 29, 1996, 13,950,720 shares held by Frost-Nevada Limited Partnership ("FNLP"), and 15,748 shares which may be acquired by FNLP upon conversion of $500,000 in principal amount of IVAX' 6-1/2% Convertible Subordinated Notes Due 2001. Dr. Frost is the sole limited partner of FNLP and the sole shareholder, officer and director of Frost-Nevada Corporation, the general partner of FNLP. Dr. Frost disclaims beneficial ownership of an additional 123,034 shares held of record by his wife.

       (5) Includes 984,285 shares held as trustee for the benefit of certain family members, 81,250 shares which may be acquired pursuant to stock options exercisable within 60 days of February 29, 1996, 1,600 shares held by her children and 475 shares held on Dr. Hsiao's behalf under the IVAX Corporation Employee Savings Plan.

       (6) Excludes 200,000 shares donated by Dr. Pearce to a charitable institution, of which he may be deemed to be the beneficial owner; Dr. Pearce disclaims beneficial ownership of such shares.

       (7) Includes 25,000 shares which may be acquired pursuant to currently exercisable options. Mr. Weintraub disclaims beneficial ownership of an additional 311,649 shares held by Gibson Security Corp., of which Mr. Weintraub is Chairman, President, and co-trustee of a trust which owns 97.6% of the shares of Gibson Security Corp.

       (8) Includes 692,100 and 229,647 shares which may be acquired pursuant to stock options held by Mr. Klein and Mr. Klein's wife, respectively, which are excercisable within 60 days of February 29, 1996.

       (9) Includes 117,500 shares which may be acquired pursuant to stock options exercisable within 60 days of February 29, 1996, 574 shares held on his behalf under the IVAX Corporation Employee Savings Plan, and 30 shares held by Mr. Pfenniger's wife under the IVAX Corporation Employee Savings Plan.

       (10) Includes shares noted in footnotes (2) through (9) as beneficially owned and 62,500 additional shares which may be acquired pursuant to stock options exercisable within 60 days of February 29, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Dr. Fishman, a director of IVAX, is entitled to receive $87,500 upon the first commercial sale of a product covered by the patents relating to nalmefene, a compound under development by IVAX. The payment was authorized in connection with the purchase of certain patents relating to nalmefene, as partial consideration to Dr. Fishman for the waiver of certain rights as the inventor under such patents.

       IVAX owns common stock and warrants to acquire common stock constituting an aggregate of approximately 13% of the outstanding common stock of NaPro BioTherapeutics, Inc. ("NaPro"), and is a party to an exclusive agreement with NaPro to develop and market in certain territories paclitaxel supplied by NaPro. Certain executive officers and directors of IVAX are directors of NaPro. See "Item 10 - Directors and Executive Officers of the Registrant."

       In November 1995, IVAX sold its investment in 1,000,000 shares of North American Vaccine, Inc. ("NAVA") Series A Convertible Preferred Stock (the "Preferred Stock") to Frost-Nevada Limited Partnership, a limited partnership beneficially owned by Dr. Frost, for $16,250,000 in cash. The purchase price was determined based upon a discount from the market price of the NAVA common stock into which the Preferred Stock is convertible. IVAX received an opinion of an independent valuation firm that the discount was reasonable, and the Board of Directors of IVAX, with the interested directors abstaining, approved the sale. Certain executive officers and directors of IVAX serve as directors of NAVA. See "Item 10 - Directors and Executive Officers of the Registrant." In addition, Dr. Frost is a principal shareholder of NAVA.

       Frost-Nevada Limited Partnership, a limited partnership beneficially owned by Dr. Frost, held $1,000,000 in principal amount of certain convertible subordinated debentures issued by IVAX in 1990. The debentures bore interest at 9% and were due on October 9, 1995. The debentures were converted in October 1995 pursuant to their terms into IVAX common stock at the conversion price of $5.20 per share, which was a 20% premium over the market price of the IVAX common stock on the date the debentures were issued.

       Whitman Education Group, Inc. ("Whitman") is currently negotiating with IVAX to lease approximately 5,500 square feet of office space in Miami, Florida from IVAX. Certain executive officers and directors of IVAX serve as directors of Whitman. See "Item 10 - Directors and Executive Officers of the Registrant." In addition, Dr. Frost is a principal shareholder of Whitman.

       IVAX is a party to a consulting agreement with Mr. Bentsen, a director of IVAX, pursuant to which he receives each year (1) $25,000, less any fees paid for his service as a director of IVAX, and (2) options to purchase 25,000 shares of IVAX common stock, less any options received for his service as a director of IVAX. The agreement has a term of one year, and automatically renews for successive one year terms unless terminated by either party.

       Effective January 17, 1996, Mr. Klein and Zenith agreed to terminate the employment agreement described under "Executive Compensation." As part of the agreement's termination, the vesting period of certain options granted to Mr. Klein pursuant to the agreement were accelerated, and Mr. Klein agreed to continue to serve as a non-executive employee of Zenith until December 31, 1996 and as a consultant to Zenith from January 1, 1997 to December 31, 1998. Mr. Klein will receive an annual salary of $400,000 through December 31, 1996 and an annual consulting fee of $400,000 through December 31, 1998. In addition, Mr. Klein is entitled to continue to receive certain employee benefits until January 1, 1997. Mr. Klein also agreed to refrain from competing with Zenith through January 1, 1999.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS

       The following consolidated financial statements are filed as a part of this report:

       Report of Independent Certified Public Accountants
       Consolidated Balance Sheets at December 31, 1995 and 1994
       Consolidated Statements of Operations for the three years ended
          December 31, 1995
       Consolidated Statements of Shareholders' Equity for the three years ended
          December 31, 1995
       Consolidated  Statements of Cash Flows for the three years ended
          December 31, 1995
       Notes to Consolidated Financial Statements

(a)(2) FINANCIAL STATEMENT SCHEDULE

       The following financial statement schedule of IVAX is filed as a part of this report:

            Schedule II Valuation and Qualifying Accounts for the three years ended December 31, 1995

       All other schedules have been omitted because the required information is not applicable or the information is included in the consolidated financial statements or notes thereto.

(a)(3) EXHIBITS


EXHIBIT
NUMBER                DESCRIPTION                             METHOD OF FILING
- ------                -----------                             ----------------
3.1     Articles of Incorporation.                         Incorporated by
                                                           reference to IVAX' Form
                                                           8-B dated July 28, 1993.

3.2     Bylaws.                                            Incorporated by
                                                           reference to IVAX' Form
                                                           8-B dated July 28, 1993.

4.1     Indenture dated November 26, 1991 between          Incorporated by reference
        IVAX Corporation and First Trust National          to IVAX' Form 10-K for the
        Association, as Trustee, with respect to IVAX      year ended December 31, 1991.
        Corporation's 6-1/2% Convertible
        Subordinated Notes due November 15, 2001.

4.2     Form of 6-1/2% Convertible Subordinated Notes      Incorporated by
        due November 15, 2001 in Global Form.              reference to IVAX' Form
                                                           10-K for the year ended
                                                           December 31, 1991.

10.1    IVAX Corporation 1985 Stock Option Plan, as        Incorporated by
        amended.                                           reference to IVAX' Form
                                                           8-B dated July 28, 1993.



10.2    IVAX Corporation 1994 Stock Option Plan.           Incorporated by
                                                           reference to IVAX' Form
                                                           10-Q for the quarterly
                                                           period ended June 30, 1994.

10.3    McGaw, Inc. 1991 Stock Option Plan.                Incorporated by
                                                           reference  to IVAX' Form
                                                           10-K for the year ended
                                                           December 31, 1994.

10.4    McGaw, Inc. Amended and Restated Special           Incorporated by
        Stock Option Incentive Program.                    reference to McGaw,
                                                           Inc.'s Registration
                                                           Statement on Form  S-8,
                                                           Registration Statement
                                                           No. 33-67608.

10.5    Zenith Laboratories, Inc. 1992 Employee            Incorporated by
        Stock Option Plan, as amended.                     reference to IVAX' Form
                                                           10-K for the year ended
                                                           December 31, 1994.

10.6    Employment Agreement, dated November 24,           Inccorporated by
        1993, between Zenith Laboratories, Inc. and        reference to IVAX' Form
        John H. Klein.                                     10-K for the year ended
                                                           December 31, 1994.

10.7    Termination and Consulting Agreement, dated        Filed herewith.
        as of January 10, 1996, between Zenith
        Laboratories, Inc. and John H. Klein.

10.8    IVAX Corporation U.S. Incentive Bonus Plan.        Filed herewith.

10.9    Form of Indemnification Agreement for              Incorporated by
        Directors.                                         reference to IVAX' Form
                                                           8-B dated July 28, 1993.

10.10   Form of Indemnification Agreement for              Incorporated by
        Officers.                                          reference to IVAX' Form
                                                           8-B dated July 28, 1993.

10.11  Employment Agreement, dated December 28, 1990,      Incorporated by
       among IVAX Corporation, Norton                      reference to IVAX' Form
       Healthcare Limited and Isaac Kaye.                  10-K for the year ended
                                                           December 31, 1990.

10.12  Non-Competition Agreement, dated December           Incorporated by
       28, 1990, between IVAX Corporation and Isaac        reference to IVAX' Form
       Kaye.                                               10-K for the year ended
                                                           December 31, 1990.

10.13  Description of Management Retention Package         Incorporated by
       between McGaw, Inc. and Norwick B.H.                reference to IVAX' Form
       Goodspeed.                                          10-Q for the quarterly
                                                           period ended March 31,
                                                           1994.

10.14  Convertible Subordinated Debenture, dated           Incorporated by
       October 9, 1990, between IVAX Corporation           reference to IVAX' Form
       and Frost-Nevada Limited Partnership.               10-K for the year ended
                                                           December 31, 1990.



10.15  Agreement and Plan of Merger, dated August          Incorporated by
       24, 1994, among IVAX Corporation,                   reference to IVAX'
       Pharmaceutical Products, Inc. and Zenith            Registration Statement
       Laboratories, Inc.*                                 on Form S-4, File No.
                                                           33-86580.

10.16  Revolving Credit and Reimbursement                  Incorporated by
       Agreement, dated March 25, 1994, among IVAX         reference to IVAX' Form
       Corporation, NationsBank of Florida,                10-K for the year ended
       National Association, and Continental Bank,         December 31, 1993.
       N.A.*

10.17  Letter Agreement, dated April 27, 1995,             Incorporated by
       among  IVAX Corporation, NationsBank of             reference to IVAX' 10-Q
       Florida, National Association and                   for the quarterly period
       Continental Bank, N.A.                              ended March 31, 1995.

10.18  Amendment No. 3, dated June 30, 1995, to            Incorporated by
       Revolving Credit and Reimbursement Agreement        reference to IVAX' 10-Q
       by and among IVAX Corporation, NationsBank          for the quarterly period
       of Florida, National Association, and Bank          ended June 30, 1995.
       of America Illinois (formerly Continental
       Bank, N.A.)*

10.19  Amendment No. 4, dated November 20, 1995, to        Filed herewith.
       Revolving Credit and Reimbursement Agreement
       by and among IVAX Corporation, NationsBank
       of Florida, National Association, and Bank
       of  America  Illinois (formerly Continental
       Bank, N.A.)*

10.20  Amendment No. 5, dated March 15, 1996, to           Filed herewith.
       Revolving Credit and Reimbursement Agreement
       by and among IVAX Corporation, NationsBank
       of Florida, National Association, and Bank
       of America Illinois (formerly Continental
       Bank, N.A.)*

10.21  Agreement Containing Consent Order, dated           Incorporated by
       December 6, 1994, between IVAX Corporation          reference to IVAX' Form
       and the United States Federal Trade                 10-K for the year ended
       Commission.                                         December 31, 1994.

11.1  Computation of earnings per share.                   Filed herewith.

21.1  Subsidiaries of IVAX Corporation.                    Filed herewith.

23.1  Consent of Arthur Andersen LLP                       Filed herewith.

23.2  Consent of Ernst & Young LLP                         Filed herewith.

23.3  Consent of Coopers & Lybrand L.L.P.                  Filed herewith.

27    Financial Data Schedule                              Filed herewith.

99.1  Report of Ernst & Young LLP                          Filed herewith.

99.2  Report of Coopers & Lybrand L.L.P.                   Filed herewith.

- ----------------------
       * Certain exhibits and schedules to this document have not been filed. The Registrant agrees to furnish a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.

(b)    REPORTS ON FORM 8-K.

       IVAX filed a Current Report on Form 8-K dated October 18, 1995 reporting the execution of a Transaction Agreement with Hafslund Nycomed AS and a Current Report on Form 8-K dated November 15, 1995 reporting the termination of such Transaction Agreement.

                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          IVAX CORPORATION


Dated:  April 1, 1996                 By: /s/ Phillip Frost, M.D.
                                             -----------------------------
                                              Phillip Frost, M.D.
                                              Chairman of the Board
                                              and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


NAME                               CAPACITY                      DATE
- ----                               --------                      ----
/s/  Phillip Frost, M.D.           Chairman of the Board and     April 1, 1996
- ---------------------------        Chief Executive Officer
Phillip Frost, M.D                 (Principal Executive
                                    Officer)


/s/ Michael W. Fipps               Chief Financial Officer       April 1, 1996
- -----------------------------      (Principal Financial
Michael W. Fipps                   Officer)


/s/  Salomon Sredni                Vice President - Accounting   April 1, 1996
- -----------------------------      and Corporate Controller
Salomon Sredni                     (Principal Accounting
                                   Officer)

/s/  Mark  Andrews                 Director                      April 1, 1996
- -----------------------------
Mark Andrews


/s/ Lloyd Bentsen                 Director                      April 1, 1996
- -----------------------------
Lloyd Bentsen


/s/ Ernst Biekert, Ph.D.          Director                       April 1, 1996
- -----------------------------
Ernst Biekert, Ph.D.

/s/ Dante B. Fascell              Director                       April 1, 1996
- -----------------------------
Dante B. Fascell


/s/ Jack Fishman, Ph.D.           Director and Vice Chairman     April 1, 1996
- -----------------------------     of the Board
Jack Fishman, Ph.D.


/s/  Harold  S. Geneen            Director                       April 1, 1996
- -----------------------------
Harold S. Geneen


/s/  Jane Hsiao, Ph.D.            Director and Vice Chairman -   April 1, 1996
- -----------------------------     Technical Affairs
Jane Hsiao, Ph.D.


/s/ Lyle Kasprick                 Director                       April 1, 1996
- -----------------------------
Lyle Kasprick


/s/ Isaac Kaye                    Director and Deputy Chief      April 1, 1996
- -----------------------------     Executive Officer
Isaac Kaye


/s/ Harvey M. Krueger             Director                       April 1, 1996
- -----------------------------
Harvey M. Krueger


/s/John H. Moxley  III, M.D.      Director                       April 1, 1996
- -----------------------------
John H. Moxley III, M.D.


/s/ M. Lee Pearce, M.D.           Director                       April 1, 1996
- -----------------------------
M. Lee Pearce, M.D.


/s/ Michael Weintraub             Director                       April 1, 1996
- -----------------------------
Michael Weintraub

                        IVAX CORPORATION AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          PAGE
                                                                          ----

Report of Independent Certified Public Accountants                        F-2


Consolidated Balance Sheets at December 31, 1995 and 1994                 F-3


Consolidated Statements of Operations for the
        Three Years Ended December 31, 1995                               F-5


Consolidated Statements of Shareholders' Equity for the
        Three Years Ended December 31, 1995                               F-6

Consolidated Statements of Cash Flows for the
        Three Years Ended December 31, 1995                               F-7


Notes to Consolidated Financial Statements                                F-9


Schedule II - Valuation and Qualifying Accounts for the
        Three Years Ended December 31, 1995                               F-29

             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of IVAX Corporation:

We have audited the accompanying consolidated balance sheets of IVAX Corporation (a Florida corporation) and subsidiaries (the "Company") as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits. We did not audit the 1993 financial statements of McGaw, Inc. or Zenith Laboratories, Inc., companies acquired during 1994 in transactions accounted for as poolings of interests, as discussed in Note 3. Such statements are included in the consolidated financial statements of the Company and reflect total revenues of 42% of the related consolidated total for the year ended December 31, 1993. These statements were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to amounts included for McGaw, Inc. and Zenith Laboratories, Inc., is based solely upon the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IVAX Corporation and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, based on our audits and the reports of other auditors, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Miami, Florida,
February 26, 1996 (except with respect to the matters discussed in Note 13, as to which the date is March 15, 1996).

                        IVAX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                     ASSETS

                                                          DECEMBER 31,
                                                  ----------------------------
                                                      1995            1994



                                                  ------------    ------------

CURRENT ASSETS:
  Cash and cash equivalents, including interest
   bearing deposits of $12,821 and $34,440
   in 1995 and 1994, respectively.................    $   14,720   $   37,045

  Accounts receivable, net of allowances for
   doubtful accounts of $14,260 and $10,940 in
   1995 and 1994, respectively ...................       359,165      219,717
  Inventories ....................................       242,260      221,520
  Other current assets ...........................        60,673      46,060
                                                      ----------   ----------

     Total current assets ........................       676,818      524,342
                                                      ----------   ----------
PROPERTY, PLANT AND EQUIPMENT:
 Land ............................................        45,635       44,832
 Buildings and improvements ......................       178,575      143,670
 Machinery and equipment .........................       285,728      232,458
 Furniture and fixtures ..........................        24,990       18,510
                                                      ----------   ----------
                                                         534,928      439,470
    Less - Accumulated depreciation and amortization     149,509      119,598
                                                      ----------   ----------

    Property, plant and equipment, net ...........       385,419      319,872
                                                      ----------   ----------
OTHER ASSETS:
 Cost in excess of net assets of acquired
  companies, net ..................................      138,423      138,433
 Patents, trademarks, licenses and other
  intangibles, net ................................       50,859       53,446
 Investments in and advances to affiliated
  companies .......................................       13,348        8,631
 Other ............................................       70,443       61,980
                                                      ----------   ----------
            Total other assets ...................       273,073      262,490
                                                      ----------   ----------
                                                      $1,335,310   $1,106,704
                                                      ==========   ==========

                                (Continued)

                        IVAX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                   (Continued)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                             DECEMBER 31,
                                                    ---------------------------
                                                          1995            1994
                                                     ----------    ------------

CURRENT LIABILITIES:
   Loans payable                                    $     4,807    $     5,006
   Current portion of long-term debt                      3,521          5,454
   Accounts payable                                      92,343         91,704
   Accrued payroll costs                                 11,196         13,599
   Accrued income taxes payable                           8,632          8,308
   Accrued expenses and other current liabilities        85,414         67,453
                                                      -----------   -----------
        Total current liabilities                       205,913        191,524
                                                      -----------   -----------
LONG-TERM DEBT, net of current portion                  298,857        253,839
                                                      -----------   -----------
OTHER LONG-TERM LIABILITIES                              26,314         16,502
                                                      -----------   -----------
MINORITY INTEREST                                        15,054         10,383
                                                      -----------   -----------
SHAREHOLDERS' EQUITY:
  Common stock, $.10 par value:
                      Authorized    Outstanding
           1995        250,000       118,026
           1994        250,000       114,046             11,803         11,405
   Capital in excess of par value                       461,603        417,734
   Retained earnings                                    322,117        216,156
   Cumulative translation adjustment and other           (6,351)       (10,839)
                                                       -----------   -----------
        Total shareholders' equity                      789,172        634,456
                                                       -----------    ----------
                                                    $ 1,335,310    $ 1,106,704
                                                      ===========   ===========

  The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.
                                   F-4

                        IVAX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                               YEAR ENDED DECEMBER 31,
                                      -------------------------------------
                                        1995           1994           1993
                                       ------         ------         -------
NET REVENUES....................... $   1,259,766   $ 1,134,806   $ 1,062,945

COST OF SALES .....................       736,036       653,361       570,484
                                    -------------   -----------   -----------
 Gross profit......................       523,730       481,445       492,461
                                    -------------   -----------   -----------

OPERATING EXPENSES:
 Selling...........................       181,427        167,782      159,221
 General and administrative .......       117,384         99,242       83,450
 Research and development..........        64,602         48,661       43,856
 Amortization of intangible
  assets...........................         9,498         11,885       12,411
 Merger expenses ..................         3,392         13,049        9,150
                                    -------------   -----------   -----------
        Total operating expenses ..       376,303        340,619      308,088
                                    -------------   -----------   -----------
        Income from operations.....       147,427        140,826      184,373

OTHER INCOME (EXPENSE):
    Interest income ...............         1,909          2,056        2,297
    Interest expense ..............       (19,289)       (21,481)     (25,001)
    Other income, net .............        18,394            948        3,505
                                    -------------   -----------   -----------
                                            1,014        (18,477)     (19,199)
                                    -------------   -----------   -----------

    Income before income taxes,
     minority interest and
     extraordinary items ..........       148,441        122,349     165,174

PROVISION FOR INCOME TAXES ........        28,338         30,322      57,192
                                    -------------   -----------   -----------
    Income before minority
     interest and extraordinary
     items ........................       120,103         92,027     107,982

MINORITY INTEREST .................        (5,302)        (2,155)         --
                                    -------------   ------------  -----------
    Income before extraordinary
     items ........................       114,801         89,872     107,982

EXTRAORDINARY ITEMS:
    Gains (losses) on
     extinguishment of debt, net
     of a tax provision of $29
     in 1995 and $114 in 1994 .....           34           (823)      (8,628)
                                    -------------   ------------  -----------

NET INCOME.........................    $ 114,835       $ 89,049     $ 99,354
                                    =============   ============  ===========
EARNINGS PER COMMON SHARE:
  Primary:
    Earnings before extraordinary
     items .......................    $      .96       $    .77     $    .94
    Extraordinary items ..........            --           (.01)        (.07)
                                    -------------   ------------  -----------
    Net earnings                      $      .96       $    .76     $    .87
                                    =============   ============  ===========
  Fully diluted:
    Earnings before
     extraordinary items..........    $      .95       $    .77     $    .93
    Extraordinary items ..........            --           (.01)        (.07)
                                    -------------   ------------  -----------
    Net earnings ................     $      .95       $    .76     $    .86
                                    =============   ============  ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING:
    Primary  .....................       119,253        116,339      114,722
                                    =============   ============  ===========
    Fully diluted ................       120,365        116,792      115,504
                                    =============   ============  ===========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
                                    F-5

                      IVAX CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                               (In thousands)


                             Preferred   Common Stock                                 Cumulative
                               Stock   ----------------     Capital In                Translation
                            of Pooled   Number of            Excess of      Retained   Adjustment
                             Company    Shares     Amount    Par Value      Earnings    and Other    Total
                           ------------ ---------  --------  -----------   ----------  -----------  -----------
BALANCE, January 1, 1993    $ 5,950       103,158  $ 10,316  $  302,037    $ 38,644     $ (17,290)     $339,657
  Issuances of
   common stock:
  Exercise of stock
   options and warrants..        --           482        48       2,512          --            --         2,560
  Acquisitions accounted
   for under the purchase
   method of accounting          --         1,726       173      44,788          --            --        44,961
  Contribution to 401(k)
   plan .................        --            24         2         509          --            --           511
  Effect of tax deductions
   received from the
   exercise of stock
    options ............         --            --        --       4,390          --            --         4,390

  Transactions by pooled
   companies:
    Issuance of common stock     --            --        --      44,211          --            --        44,211
    Distributions to
     shareholders .......        --            --        --          --        (367)           --          (367)
  Cash dividends paid ...        --            --        --          --      (2,798)           --        (2,798)
  Translation adjustment.        --            --        --          --          --        (4,707)       (4,707)
  Net income ............        --            --        --          --      99,354            --        99,354
                             ------         ------   ------      ------      ------       -------        -------
BALANCE, December 31, 1993    5,950        105,390   10,539     398,447     134,833       (21,997)      527,772
  Issuances of common stock:
    Exercise of stock
     options..............       --            581       58       5,970          --            --         6,028
    Contribution to
     401(k) plan .........       --             25        3         892          --            --           895
  Effect of tax deductions
   received from the
   exercise of stock options     --             --       --       3,915          --            --         3,915
  Transactions by pooled
   companies:
    Conversion of preferred
     stock.................  (5,950)         8,050      805       5,145          --            --            --
    Issuance of common stock     --             --       --       3,365          --            --         3,365
    Distributions to
     shareholders .........      --             --       --          --      (2,082)           --        (2,082)
  Minimum pension liability
   adjustment .............      --             --       --          --        (471)           --          (471)
  Cash dividends paid .....      --             --       --          --      (5,173)           --        (5,173)
  Translation adjustment...      --             --       --          --          --        11,158         11,158
  Net income ..............      --             --       --          --      89,049            --         89,049
                             ------         ------   ------      ------      ------       -------        -------
BALANCE, December 31, 1994       --        114,046   11,405     417,734     216,156       (10,839)       634,456
  Issuances of common stock:
    Exercise of stock
     options and warrants...     --          3,313      331      24,237          --            --         24,568
    Conversion of 9.00%
     Convertible Subordinated
     Debentures.............     --            286       29       1,471          --            --          1,500
    Contribution to
     401(k) plan ...........     --             31        3         778          --            --            781
    Acquisition accounted for
     under the pooling of
     interests method of
     accounting.............     --            350       35         (35)         68            --             68
  Effect of tax deductions
   received from the exercise
   of stock options ........     --             --       --      17,418          --            --         17,418
  Unrealized net gain on
   available-for-sale
   equity securities .......     --             --       --          --          --         4,805          4,805
  Distributions to
   shareholders by pooled
   company .................     --             --       --          --         (66)           --            (66)
  Minimum pension liability
   adjustment ..............     --             --       --          --         471            --            471
  Sale of investment in
   affiliate which held
   interest in IVAX' stock .     --             --       --          --           --          272            272
  Cash dividends paid ......     --             --       --          --       (9,347)          --         (9,347)
  Translation adjustment ...     --             --       --          --           --         (589)          (589)
  Net income ...............     --             --       --          --      114,835           --        114,835
                             ------         ------  -------    --------      ------       -------        -------
BALANCE, December 31, 1995   $   --       $118,026  $11,803    $461,603     $322,117      $(6,351)     $ 789,172
                             ======       ========  ========   ========     ========      ========     =========


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        IVAX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                         YEAR ENDED DECEMBER 31,
                                                              ----------------------------------------------
                                                                  1995            1994            1993
                                                              -------------   -------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                 $    114,835    $     89,049    $     99,354
   Adjustments to reconcile net income to net cash
    provided by operating activities:
        Depreciation and amortization                               47,319          45,499          41,433
        Deferred tax benefit                                        (5,248)         (9,098)         (2,534)
        Provision for allowances for doubtful accounts               5,848           4,671           3,170
        Minority interest                                            5,302           2,155           -
        (Gains) losses on disposal of assets, net                  (12,637)            764             535
        (Gains) losses on extinguishment of debt, net                  (63)            709           8,628
        Changes in assets and liabilities:
         Increase in accounts receivable                          (144,452)        (14,905)        (40,547)
         Increase in inventories                                   (21,736)        (41,828)        (29,461)
         (Increase) decrease in other current assets                 2,158         (10,288)          5,921
         (Increase) decrease in other assets                        (6,159)         (4,750)            473
         Increase in accounts payable, accrued expenses
           and other current liabilities                            35,267          27,727          18,398
         Increase (decrease) in other long-term liabilities         (4,116)          4,180             195
        Other, net                                                      71             211              59
                                                              -------------   -------------   --------------
            Net cash provided by operating activities               16,389          94,096         105,624
                                                              -------------   -------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                           (103,449)        (93,905)        (49,673)
   Proceeds from sale of property, plant and equipment                 559           1,262           1,085
   Investments in and advances to affiliated companies                (422)         -               (4,259)
   Proceeds from sale of investments in affiliated
    companies                                                       16,553          -                -
   Acquisitions of patents, trademarks, licenses
     and other intangibles, net of sales proceeds                   (5,727)         (6,677)         (1,916)
   Acquisitions of businesses, net of cash received                 (4,832)        (11,799)        (15,964)
   Proceeds from the sale of businesses                             -               -               10,000
   Payment of restructuring reserves and purchase
     obligations by pooled company                                  -               -                 (467)
                                                              -------------   -------------   --------------
            Net cash used for investing activities                 (97,318)       (111,119)        (61,194)
                                                              -------------   -------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings on long-term debt and loans payable                  111,145         126,915          96,587
   Payments on long-term debt and loans payable                    (67,800)       (169,397)       (148,816)
   Issuance of common stock                                         24,568           6,028           2,560
   Issuance of stock by pooled companies                            -                3,365          44,211
   Cash dividends paid                                              (9,347)         (5,173)         (2,798)
   Distributions to shareholders by pooled companies                   (66)         (2,082)           (367)
   Payment of premium, cancellation and financing fees by
     pooled company                                                 -               -               (5,496)
                                                              -------------   -------------   --------------
       Net cash provided by (used for) financing
         activities                                                 58,500         (40,344)        (14,119)
                                                              -------------   -------------   --------------
            Effect of exchange rate changes on cash                    104           2,931          (1,799)
                                                              -------------   -------------   --------------
            Net increase (decrease) in cash and cash
              equivalents                                          (22,325)        (54,436)         28,512
            Cash and cash equivalents at the beginning of
              the year                                              37,045          91,481          62,969
                                                              -------------   -------------   --------------
            Cash and cash equivalents at the end
              of the  year                                    $     14,720    $     37,045    $     91,481
                                                              =============   =============   ==============


                                   (Continued)

                        IVAX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)

                                                            YEAR ENDED DECEMBER 31,
                                                 ----------------------------------------------
                                                     1995            1994            1993
                                                 -------------   --------------  --------------
Supplemental disclosures (in thousands):
   Interest paid                                 $     21,012    $     21,884    $     26,583
                                                 =============   ==============  ==============
   Income tax payments                           $     12,270    $     47,037    $     35,091
                                                 =============   ==============  ==============


Supplemental schedule of noncash investing and financing activities:

      Information with respect to IVAX' acquisitions which were accounted for under the purchase method of accounting, net of the businesses sold, are summarized as follows (in thousands, except share information):

                                                     1995            1994             1993
                                                 -------------   --------------   -------------
Fair value of assets acquired                    $        718    $     75,414     $     22,329
Liabilities assumed                                       181          19,122            5,851
                                                 -------------   --------------   -------------
                                                          537          56,292           16,478
Establishment (reduction) of minority interest           (813)          8,646           -
                                                 -------------   --------------   -------------
                                                        1,350          47,646           16,478
                                                 -------------   --------------   -------------
Purchase price:
   Cash (including related acquisition costs)           4,935          15,549            5,973
   Fair market value of equipment contributed          -                6,600           -
   Fair market value of common stock issued            -                -               44,961
                                                 -------------   --------------   -------------
                                                        4,935          22,149           50,934
                                                 -------------   --------------   -------------

Cost in excess of net assets of acquired         $      3,585    $    (25,497)    $     34,456
 companies
                                                 =============   ==============   =============

Number of common shares issued                         -                -            1,725,536
                                                 =============   ==============   =============

      The excess of the fair value of assets acquired from Galena a.s. in 1994 over the purchase price was used to first reduce long-term assets and the remainder used to reduce cost in excess of net assets of acquired companies, net.

      During the year ended December 31, 1995, common stock was issued upon the conversion of $1,500,000 in debentures.

      Contributions to the 401(k) retirement plan resulted in the issuance of common stock totalling $781,000, $895,000 and $511,000 in the years ended December 31, 1995, 1994 and 1993, respectively.


  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        IVAX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) ORGANIZATION:

        IVAX Corporation is a holding company with subsidiaries engaged primarily in the research, development, manufacture, marketing and distribution of health care products, including generic and branded pharmaceuticals, intravenous solutions and related products, and in vitro diagnostics. These health care products are sold primarily to customers within the United States and the United Kingdom. IVAX Corporation also has subsidiaries which manufacture, market and distribute personal care products and specialty chemicals. All references to "IVAX" mean IVAX Corporation and its subsidiaries unless otherwise required by the context.

        IVAX' future revenues and profitability are largely dependent upon its ability to continue to develop, manufacture and market pharmaceutical and intravenous products. Revenues and profits derived from generic pharmaceuticals, which presently constitute IVAX' principal business, can be significantly affected by a variety of factors, including the timing of new product approvals, the timing of initial shipments of newly-approved products, and the number and timing of approvals for competing products. Certain raw materials and components used in the manufacture of IVAX' products are available from limited sources, and in some cases, a single source. In addition, because raw material sources for pharmaceutical and intravenous products must generally be approved by regulatory authorities, changes in raw material suppliers could result in delays in production and higher raw material costs.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        Principles of Consolidation - The consolidated financial statements include the accounts of IVAX Corporation and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts presented in the consolidated financial statements for prior periods have been reclassified for comparative purposes.

        Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses. IVAX' actual results in subsequent periods may differ from the estimates and assumptions used in the preparation of the accompanying consolidated financial statements.

        Foreign Currencies - IVAX' operations include subsidiaries which are located outside of the United States. Assets and liabilities as stated in the local reporting currency are translated at the rate of exchange prevailing at the balance sheet date. The gains or losses that result from this process are shown in the cumulative translation adjustment and other caption in the shareholders' equity section of the accompanying consolidated balance sheets. Statement of operations amounts are translated at the average rates for the period.

        Cash and Cash Equivalents - IVAX considers all investments with a maturity of three months or less as of the date of purchase to be cash equivalents.

        Inventories - Inventories are stated at the lower of cost (first-in, first-out) or market. Components of inventory cost include materials, labor and manufacturing overhead. Inventories consist of the following (in thousands):

                                                     December 31,
                                             -------------------------------
                                                 1995              1994
                                             -------------     -------------
        Raw materials                           $ 86,155          $71,021
        Work-in-process                           29,660           21,167
        Finished goods                           126,445          129,332
                                             -------------     -------------
                                                $242,260        $ 221,520
                                             =============      =============

        Property, Plant and Equipment - Property, plant and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:


                                               Years
                                               -----
        Buildings and improvements              5-45
        Machinery and equipment                 2-20
        Furniture and fixtures                  3-15


Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or their estimated useful lives. Costs of major additions and improvements are capitalized and expenditures for maintenance and repairs which do not extend the life of the assets are expensed. Upon sale or disposition of property, plant and equipment, the cost and related accumulated depreciation or amortization are eliminated from the accounts and any resultant gain or loss is credited or charged to income.

        Other Assets - Cost in excess of net assets of acquired companies is amortized on the straight-line method over periods not exceeding 40 years. Following any acquisition, IVAX continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of the intangible may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill may be impaired, IVAX uses an estimate of the related business segment's undiscounted net income over the remaining life of the intangible in measuring whether the cost in excess of net assets of acquired companies is recoverable; any excess will be charged to operations. Amortization of the cost in excess of net assets of acquired companies during the years ended December 31, 1995, 1994, and 1993 was $2,305,000, $3,673,000 and $3,249,000, respectively. Accumulated amortization of cost in excess of net assets of acquired companies was approximately $15,106,000 and $12,832,000 at December 31, 1995 and 1994,
respectively.

        Patents, trademarks, licenses and other intangibles are amortized on the straight-line method over the estimated lives of the respective patents, trademarks, licenses and other intangibles (ranging from 1-25 years). The related accumulated amortization was approximately $41,120,000 and $33,485,000 at December 31, 1995 and 1994, respectively.

        Minority Interest - Minority interest represents the minority shareholders' proportional share of the equity in the income and the net assets of Galena a.s. ("Galena") (See Note 3).

        Financial Instruments - The carrying amounts of cash and cash equivalents, accounts receivable, investment in sales-type leases, accounts payable, and loans payable approximate fair value due to the short maturity of the instruments and the provision for what management believes to be adequate reserves for potential losses. The fair value of other assets and long-term debt is estimated using quoted market prices, whenever available, or an appropriate valuation method. (See Note 6).

        As of December 31, 1995, IVAX Corporation (the "Parent Company") had a net \pound sterling\47,638,000 (approximately $73,983,000) short-term intercompany receivable. IVAX seeks to reduce the effects of foreign exchange fluctuations in short-term intercompany balances, and on December 4, 1995 the Parent Company entered into foreign currency forward contracts totalling \pound sterling\30,000,000. Costs associated with these contracts are being amortized over the contracts' lives. The contracts expire on March 29, 1996.

        Norton Healthcare Limited ("Norton Healthcare"), a wholly-owned subsidiary of IVAX based in the United Kingdom, enters into forward exchange contracts to reduce its exposure to fluctuations in foreign currencies. The commitments outstanding at year-end relate to offsetting commitments on inventory purchases, thus eliminating currency fluctuation exposure. The contract amounts of these instruments at December 31, 1995 and 1994 were approximately $5,232,000 and $4,400,000, respectively.

        Revenue Recognition - Revenue and the related cost of sales are recognized at the time a sale is effected or services are provided. Royalty income is recognized when obligations associated with royalty agreements have been satisfied and is included in net revenues in the consolidated statements of operations.

        Research and Development Costs - IVAX-sponsored research and development costs related to future products are expensed currently.

        Income Taxes - The provision for income taxes is based on the consolidated United States entities' and individual foreign companies' estimated tax rates for the applicable year. IVAX utilizes the liability method, and deferred taxes are determined based on the estimated future tax effects of differences between the financial accounting and tax bases of assets and liabilities using the applicable tax laws. Deferred income tax provisions and benefits are based on the changes in the deferred tax asset or tax liability from period to period.

        Earnings Per Common Share - Primary earnings per common share is computed by dividing net income by the weighted average number of common and dilutive common equivalent shares outstanding for each period. Common stock equivalents include the dilutive effect of all outstanding stock options and warrants using the treasury stock method. Fully diluted earnings per common share assumes the maximum dilutive effect from stock options and warrants, and if applicable, the conversion equivalents of the 6-1/2% Convertible Subordinated Notes due 2001 and the 9.00% Convertible Subordinated Debentures due 1995. As described in Note 3, the acquisition of Zenith Laboratories, Inc. ("Zenith") was accounted for as a pooling of interests. The conversion equivalent of Zenith's outstanding cumulative convertible preferred stock is included in the calculation of weighted average shares if dilutive.

        Recently Issued Accounting Standards - In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based

Compensation ("SFAS 123"), which requires proforma disclosures of net income and earnings per share using a fair value based method of accounting for all employee stock options or similar equity instrument plans. IVAX will implement the disclosure provisions of SFAS 123 effective December 31, 1996.

        IVAX is required to adopt Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of ("SFAS 121") in 1996. SFAS 121 establishes accounting standards for recording the impairment of long-lived assets, certain identifiable intangibles and goodwill. Management does not believe the adoption of SFAS 121 will have a material impact on IVAX' financial position or the results of its operations.

(3) ACQUISITIONS:

        On September 30, 1995, IVAX acquired Pharmatop Limited, a company engaged exclusively in the distribution and marketing of Norton Healthcare's products in Poland, in consideration for 350,000 shares of IVAX' common stock. Although the acquisition was accounted for using the pooling of interests method of accounting, the accompanying consolidated financial statements have not been restated to give retroactive effect to the acquisition due to the immateriality of the related amounts.

        On July 17, 1995, IVAX paid approximately $2,783,000 in cash to acquire ImmunoVision, Inc. ("ImmunoVision"), a company engaged in the manufacture and sale of certain diagnostic products. The acquisition was accounted for using the purchase method of accounting. The historical operations of ImmunoVision, when compared to the historical operations of IVAX, were not significant.

        In December 1994, IVAX acquired Zenith in consideration for 27,173,140 shares of IVAX' common stock. The acquisition was accounted for using the pooling of interests method of accounting. Net revenues and net income generated by Zenith prior to the date of acquisition and included in the accompanying consolidated statement of operations for the year ended December 31, 1994 were approximately $122.0 million and $1.1 million, respectively. Zenith's 1994 net revenues included intercompany sales of approximately $6.0 million to another subsidiary of IVAX and were eliminated in consolidation.

        In July 1994, IVAX completed the acquisition of 60% of the shares of Galena, a pharmaceutical company based in the Czech Republic. Pursuant to the acquisition agreement, IVAX paid $12,950,000 in cash to The National Property Fund of the Czech Republic, and contributed approximately $2,050,000 in cash and $6,600,000 in equipment directly to Galena. In addition, IVAX granted to Galena licenses to manufacture and distribute in certain territories certain of IVAX' pharmaceutical products and products under development. In June 1995, IVAX increased its ownership interest to 62%. The 1994 acquisition was accounted for as a purchase and the consolidated financial statements of IVAX reflect the full consolidation of the accounts of Galena since the acquisition date. The minority shareholders' interest in Galena's net assets and net earnings since the acquisition date are reflected as minority interest in the accompanying consolidated financial statements. The historical operations of Galena, when compared to the historical operations of IVAX, were not significant.

        In March 1994, IVAX acquired McGaw, Inc. ("McGaw") in consideration for 13,985,854 shares of IVAX' common stock. The acquisition was accounted for using the pooling of interests method of accounting. Net revenues and net income generated by McGaw prior to the date of merger and included in the accompanying consolidated statement of operations for the year ended December 31, 1994 totalled approximately $82.6 million and $4.0 million, respectively.

        In August 1993,IVAX acquired Johnson Products Company,Inc. in consideration for 2,539,060 shares of IVAX' common stock. The acquisition was accounted for using the pooling of interests method of accounting.

        In June 1993, IVAX acquired certain assets and assumed certain liabilities of the United States and Canadian janitorial, textiles, commercial laundry and food sanitation chemicals businesses of Elf Atochem North America, Inc. ("Elf Atochem"). The purchase price was $57.0 million, paid $13.0 million in cash and $44.0 million in shares of IVAX' common stock. A total of 1,687,036 common shares were ultimately issued in connection with the acquisition. The acquisition was accounted for using the purchase method of accounting. In December 1993, IVAX sold the assets and certain liabilities of the commercial laundry and food sanitation chemicals businesses acquired from Elf Atochem. The total consideration consisted of $10.0 million in cash and the acquisition of assets and the assumption of certain liabilities of a fashion processing chemicals business with a fair value of approximately $4.2 million. The excess of the total consideration received over the net assets sold was applied to reduce the goodwill which arose from the original acquisition of businesses from Elf Atochem.

(4) INVESTMENTS IN AND ADVANCES TO AFFILIATED COMPANIES:

        In November 1995, IVAX sold its investment in 1,000,000 shares of North American Vaccine, Inc. ("NAVA") Series A Convertible Preferred Stock at fair value to a limited partnership beneficially owned by the chairman and chief executive officer of IVAX for $16,250,000 in cash. The investment had been recorded at $3,415,000, the historical cost of the preferred shares, less $272,000 which represented IVAX' interest in shares of IVAX' common stock held by NAVA. The pre-tax gain of $12,835,000 resulting from the sale of the preferred shares is included in other income, net, in the accompanying consolidated statement of operations for the year ended December 31, 1995.

        In March 1995, IVAX and Knoll AG ("Knoll"), a wholly-owned subsidiary of BASF Aktiengesellschaft, established a joint venture for the marketing of generic pharmaceutical products in Europe. The joint venture company, called Knoll Norton GmbH, is owned 50% by Knoll and 50% by IVAX. The joint venture company's initial efforts have focused solely on marketing generic pharmaceuticals in Germany, where its operations are conducted through a subsidiary called BASF Generics GmbH. Knoll contributed to the joint venture the capital stock of BASF Generics GmbH and rights to generic pharmaceutical products, many of which are already licensed and marketed in Germany. IVAX contributed to the joint venture rights to generic pharmaceutical products, most of which are currently manufactured and marketed by Norton Healthcare, as well as rights to certain products under development. The results of the joint venture to date and IVAX' equity in its earnings, have not been material to IVAX.

        IVAX has ownership interests ranging from approximately 10% to 50% in various other unconsolidated affiliates. Undistributed earnings of these affiliates, as well as IVAX' equity in their earnings, were not significant in each of the periods presented in the accompanying consolidated financial statements. Unrealized gains and losses on the securities underlying IVAX' investment in certain of these affiliates have been excluded from earnings and are reported as a component of shareholders' equity, net of applicable income taxes, until realized. As of December 31, 1995, a net unrealized gain of $4,805,000, net of income taxes of $2,703,000, was included in cumulative translation adjustment and other in the accompanying consolidated financial statements.

(5) INVESTMENT IN SALES-TYPE LEASES:

        McGaw leases biomedical equipment under sales-type lease arrangements with terms generally ranging from three to five years at rates of interest ranging from 11% to 17%. McGaw generally does not require collateral, but it retains an interest in the leased equipment. Interest income on sales-type leases is included in net revenues in the consolidated statements of operations and totalled $1,621,000, $1,916,000 and $2,053,000 for the years ended December 31, 1995, 1994 and 1993, respectively. Following is a summary of the net investment in sales-type leases (in thousands):

   Total minimum lease payments to be received
   during the year ending December 31,
      1996                                                        $7,351
      1997                                                         4,632
      1998                                                         3,363
      1999                                                         1,812
      2000 and thereafter                                          1,141
                                                                 -------
  Total minimum lease payments receivable                         18,299
  Less amount representing warranties                               (806)
  Less allowance for doubtful accounts                              (226)
  Less unearned interest income                                   (3,344)
  Current portion of net investment in sales-type leases          (4,422)
                                                                 -------
  Net investment in sales-type leases, included in
    other assets                                                  $9,501
                                                                 =======

(6) DEBT:

Long-term debt consists of the following (in thousands):

                                                                  December 31,
                                                          -------------------------------
                                                              1995                1994
                                                          -------------      ------------
6-1/2% Convertible Subordinated Notes due 2001.
 Interest payable semi-annually. Convertible at the
 option of the holders into 2,866,929 shares of
 common stock at a conversion rate of $31.75 per share.      $91,025             $ 92,025

10-3/8% Senior Notes due 1999 issued by McGaw. Interest
 payable semi-annually. Unsecured.                            87,620               90,975

Borrowings under revolving line of credit due May 24, 1997
 at LIBOR plus 1/2% (6.25% - 6.48% at December 31, 1995),
 secured by a pledge of the stock of McGaw.                   99,000               45,000

Industrial revenue bonds due 2008. Collateralized by
 mortgages on real property and equipment and a standby
 letter of credit. Interest payable semi-annually at
 adjustable rates (4.44% at December 31, 1995).                6,700                6,700

Industrial revenue bonds due 2006. Collateralized by a
 standby letter of credit in the amount of $4,207,000.
 Interest at adjustable rates (5.00% - 5.15% at
 December 31, 1995).                                           4,105                4,530

Mortgage loans, secured by real property, payable through
 1997 at adjustable rates (6.88% - 9.00% at
 December 31, 1995).                                           4,167                4,373

9.00% Convertible Subordinated Debentures due 1995, held by
 related parties. Converted into 286,371 shares of
 common stock at conversion rates ranging from $5.20
 to $5.31 per share.                                             -                  1,500

International subsidiaries' debt                               7,555               10,873

Other                                                          2,206                3,317
                                                         -------------         ------------
                                                             302,378              259,293
Current portion of long-term debt                              3,521                5,454
                                                         -------------         ------------
                                                           $ 298,857            $ 253,839
                                                         =============         ============

        During November 1995, borrowings permitted under IVAX' revolving line of credit which expires May 24, 1997 were increased from $100,000,000 to $130,000,000. Amounts outstanding under the revolving line of credit are secured by a pledge of the stock of McGaw and an agreement not to pledge or dispose of certain of IVAX' significant subsidiaries. Borrowings under the line of credit accrue interest at IVAX' option at LIBOR plus 1/2% or at the greater of the lender's prime rate or the Federal funds rate plus 1/2%. Commitment fees are charged at a rate of 1/8% of the unused portion of the line of credit and totalled $64,000 and $36,000 for the years ended December 31, 1995 and 1994, respectively. The line of credit contains various financial covenants, including a restriction on the payment of dividends by IVAX during any fiscal year in excess of 35% of IVAX' consolidated net income.

        McGaw may at its option prepay the 10-3/8% Senior Notes due 1999 ("Senior Notes") provided that prior to April 1, 1997 such prepayment is not made with funds borrowed at an interest rate of less than 10-3/8%. Prepayment is subject to a penalty of 4.15% through April 1, 1996 and 2.075% thereafter through April 1, 1997. The indenture governing the Senior Notes contains certain covenants
                                F-15
applicable to McGaw, including limitations on restricted payments, dividends and additional borrowings. During 1995 and 1994, in accordance with the indenture, McGaw repurchased $3,355,000 and $2,025,000, respectively, face value of its Senior Notes at a purchase price of 101% of the outstanding principal amount plus accrued and unpaid interest. Additionally, on January 16, 1996, in accordance with the indenture, McGaw repurchased $200,000 face value of its Senior Notes at a purchase price of 101% of the outstanding principal amount plus accrued and unpaid interest.

        During 1995 and 1994, IVAX redeemed a total of $1,000,000 and $18,500,000, respectively, face value of its 6-1/2% Convertible Subordinated Notes due 2001.

        Certain of IVAX' international subsidiaries maintain agreements with foreign banks providing lines of credit in the aggregate amounts of approximately $14,000,000 and $17,800,000 at December 31, 1995 and 1994,
respectively. Outstanding borrowings under these lines of credit totalled $4,279,000 and $5,006,000 at December 31, 1995 and 1994, respectively, and are included as loans payable in the accompanying consolidated balance sheets. Loans payable at December 31, 1995 also includes $528,000 of amounts advanced under a domestic floating rate overdraft facility due on demand which provides for advances of up to $10,000,000 to fund working capital requirements.

        The estimated fair values of IVAX' long-term debt are as follows (in thousands):

                                                                   December 31,
                                                           ---------------------------
                                                               1995         1994
                                                           ------------ --------------
        6-1/2% Convertible Subordinated Notes due 2001       $ 97,283      $ 80,062
        10-3/8% Senior Notes due 1999                          90,249        92,795
        Other                                                 123,733        76,293
                                                            ----------    ----------
                                                             $311,265      $249,150
                                                            ==========    ==========

Fair value of the 6-1/2% Convertible Subordinated Notes due 2001 and the 10-3/8% Senior Notes due 1999 are based on available quoted market prices. Management believes that the carrying amounts of other debt approximate the fair value.

        The stated maturities of all long-term debt for the years 1996 through 2000 are approximately $3.5 million, $105.0 million, $1.8 million, $88.9 million and $1.2 million, respectively.

(7) INCOME TAXES:

        The provision for income taxes consists of the following (in thousands):


                                                         Year Ended December 31,
                                               ----------------------------------------
                                                   1995         1994          1993
                                               ------------ ------------- -------------
 Current:
  U.S. Federal                                 $ 16,561      $ 28,248      $ 45,131
  State                                           2,861         2,175         8,823
  Puerto Rico and the U.S. Virgin Islands         4,216         3,028         4,319
  Foreign                                         9,948         5,969         1,453
 Deferred                                        (5,248)       (9,098)       (2,534)
                                             ------------  -------------  -----------
                                               $ 28,338      $ 30,322      $ 57,192
                                             ============  =============  ===========

        The components of income before income taxes, minority interest and extraordinary items are as follows (in thousands):


                                                         Year Ended December 31,
                                               ----------------------------------------
                                                   1995         1994          1993
                                               ------------ ------------- -------------
 United States                                  $ 45,130     $ 65,497      $126,507
 Puerto Rico and the U.S. Virgin Islands          49,455       23,223        27,042
 Foreign                                          53,856       33,629        11,625
                                               ------------ ------------  -------------
                                                $148,441     $122,349      $165,174
                                               ============ ============  =============

        A reconciliation of the difference between the expected provision for income taxes using the statutory Federal tax rate and IVAX' actual provision is as follows (in thousands):


                                                         Year Ended December 31,
                                               ----------------------------------------
                                                   1995         1994          1993
                                               ------------ ------------- -------------


 Provision using statutory Federal tax rate     $ 51,954     $ 42,822      $ 57,811
 Effect of state income taxes                      1,633        1,125         5,675
 Amortization of intangibles                         995        1,009         1,137
 Utilization of net operating loss
    carryforwards                                   --         (1,525)       (1,622)
 Effect of nondeductible merger expenses             153        4,072         2,807
 Reversal of valuation allowance on deferred
    tax assets                                    (6,452)      (6,763)          -
 Foreign tax rate differential                    (6,772)      (5,436)       (2,616)
 Effect of Puerto Rican taxes and tollgate         5,611        2,633         3,606
 Puerto Rico and U.S. possessions tax
   incentives                                    (17,309)      (8,389)      (10,754)
 Other, net                                       (1,475)         774         1,148
                                              ------------- ----------  ------------
                                                $ 28,338      $30,322      $ 57,192
                                              ============= ==========  ============

        During 1995 and 1994, IVAX released $6,938,000 and $11,831,000 of valuation allowances, respectively, which had been recorded to fully reserve the deferred tax asset related to the future benefit of McGaw's net operating loss carryforwards. The release of the valuation allowances and realization of the benefits of other temporary differences reduced IVAX' consolidated tax provision for the year ended December 31, 1995 by $6,452,000 and decreased intangible assets by $486,000. The release of the valuation allowances reduced the consolidated tax provision for the year ended December 31, 1994 by $6,627,000 and decreased intangible assets by $5,204,000.

        Deferred taxes arise due to timing differences in reporting of certain income and expense items for book purposes and income tax purposes. A detail of the significant components of deferred tax balances included in other current assets and other assets is as follows (in thousands):

                                                           December 31,
                                                   ---------------------------
                                                      1995            1994
                                                   ------------   ------------
Accounts receivable allowances                      $ 8,808          $ 5,281
Reserves and accruals                                14,297           12,900
Differences in capitalization of inventory costs      2,644            1,340
Book/tax differences on the recognition of revenue    1,338            1,338
Other                                                 1,104             (997)
Valuation allowance                                    (944)          (7,837)
                                                   -----------    -----------
  Amount included in other current assets          $ 27,247          $ 12,025
                                                   ============   ============

Book/tax basis differences on fixed assets         $ 24,547          $ 24,051
Book/tax basis depreciation differences on
 fixed assets                                       (20,511)          (19,321)
Book/tax differences on the recognition of
 revenue                                              7,187             8,525
Book/tax basis differences on the carrying value
 of long-term assets                                 10,148            18,012
Long-term liability for undistributed earnings
 in D.I.S.C.                                         (1,046)           (1,024)
Research and development credit carryforward            715               856
Research and development expenditures capitalized     4,167               -
Net operating losses                                 43,493            44,975
Other                                                (3,047)           (2,443)
Valuation allowance                                 (44,315)          (42,681)
                                                  ------------     ------------
  Amount included in other assets                  $ 21,338          $ 30,950
                                                  ============     ============

        Income from McGaw's Puerto Rican manufacturing operations is subject to certain tax exemptions under the terms of a grant from the Puerto Rican government which expires in 2002. The grant reduced tax expense by approximately $7,500,000, $8,500,000 and $2,800,000 for the years ended December 31, 1995, 1994, and 1993, respectively. Under the terms of the grant, McGaw is required to maintain certain Puerto Rican employment levels; endeavor to purchase raw materials, machinery and equipment from local suppliers; and notify local authorities of changes in products or manufacturing processes.

        Income from Zenith's Puerto Rican manufacturing operations is subject to certain tax exemptions under the terms of a grant from the Puerto Rican government which expires in 1999. The grant reduced tax expense by approximately $11,171,000, $4,300,000 and $8,600,000 for the years ended December 31, 1995, 1994 and 1993, respectively. Under the terms of the grant, Zenith is required to maintain certain Puerto Rican employment levels.

        At December 31, 1995, McGaw had $57,800,000 of net operating loss carryforwards which will begin to expire in 2002. The utilization of the net operating losses is subject to limitations of $21,000,000 per year which are cumulative to the extent not utilized by IVAX. The deferred tax asset related to the benefit of these net operating loss carryforwards has been reduced to zero by a valuation allowance. Approximately $35,000,000 of McGaw's net operating loss carryforwards relate to McGaw's predecessor and are subject to a further annual limitation of $3,000,000 which is cumulative to the extent not utilized by IVAX. Any future benefits recognized from the reduction of the valuation allowances related to McGaw's predecessor's losses will first reduce
McGaw's acquired noncurrent assets and then reduce income tax expense.

        At December 31, 1995, Zenith had net operating loss carryforwards of $20,500,000 which will begin to expire in 2004. The deferred tax asset related to the future benefit of these net operating loss carryforwards has been reduced to zero through a valuation allowance. Approximately $8,000,000 of the net operating loss carryforwards relate to Zenith's predecessor and are subject to an annual limitation of $1,700,000 which is cumulative to the extent not utilized by IVAX. Approximately $13,100,000 of the net operating loss carryforwards relate to the exercise of certain stock options. Any future benefits recognized from the reduction of the valuation allowances related to these net operating loss carryforwards will increase paid in capital by approximately $4,500,000.

        Minority interest included in the accompanying consolidated statements of operations is net of a provision for income taxes of $1,692,000 and $1,132,000 for the years ended December 31, 1995 and 1994, respectively.

(8) BENEFIT PLANS:

        401(k) Plans - IVAX' employees within the United States and the U.S. Virgin Islands and certain of its employees in Puerto Rico are eligible to participate in 401(k) retirement plans, which permit pre-tax employee payroll contributions (subject to certain limitations) and discretionary employer matching contributions. Total matching contributions for the years ended December 31, 1995, 1994 and 1993 were $3,125,000, $2,771,000 and $2,578,000, respectively, a portion of which was made in IVAX' common stock.

        Defined Benefit Plans - McGaw maintains a noncontributory defined benefit pension plan covering substantially all employees of its Puerto Rican subsidiary, and a frozen defined benefit pension plan covering its United States employees in which benefits no longer accrue. Under the Puerto Rican plan, a participating employee's annual post-retirement pension benefit is determined based on years of credited service and compensation, averaged either over the participant's employment or the final years before retirement. McGaw's funding policy under both plans is to make the minimum annual contributions required by applicable regulations.

        In accordance with the provisions of Statement of Financial Accounting Standards No. 87, Employers' Accounting for Pensions, McGaw recognized a minimum liability totalling $1,040,000 in 1992 which represented the excess of the unfunded accumulated benefit obligation over previously accrued pension cost related to the frozen defined benefit pension plan. This additional minimum liability was offset by an intangible asset. During 1994, IVAX recorded an additional minimum liability in excess of previously unrecognized prior service cost which was recorded as a $471,000 reduction of shareholders' equity, net of income tax benefits of $312,000. During 1995, the fair market value of the plan's assets exceeded the accumulated benefit obligation resulting in the write-off of the intangible asset and the reversal of the minimum liability.

        The following table sets forth the funded status and amount recognized for these plans (in thousands):

                                                              December 31,
                                                      -------------------------
                                                         1995           1994
                                                      -----------   -----------
Actuarial present value of accumulated benefit
 obligation, including vested benefits of $8,193
 in 1995 and $9,049 in 1994                             $ (8,457)       $ (9,254)
                                                        ===========     ===========
Actuarial present value of projected benefit
 obligation for services rendered to date               $ (9,685)       $(10,619)

Plan assets at fair value, primarily listed stocks
 and U.S. bonds                                            9,529           8,320
                                                         -----------     -----------
Projected benefit obligation in excess of
 plan assets                                                (156)         (2,299)
Unrecognized prior service cost and other
 obligation                                                1,234           1,848
Unrecognized net loss (gain)                                (476)          1,053
                                                        -----------     -----------
Prepaid pension cost                                    $    602        $    602
                                                        ===========     ===========


Net pension cost included the following components (in thousands):

                                                     Year Ended December 31,
                                                 ------------------------------
                                                   1995        1994       1993
                                                   ----        -----      -----
Service cost during the period                   $    298     $   298    $  189
Interest cost on projected benefit
 obligation                                           793         770       702
Actual return on plan assets                       (1,317)       (191)     (825)
Net amortization and deferral                         695        (377)      320
                                                  --------    -------   -------
Net pension cost                                 $    469     $   500    $  386
                                                  ========    =======   =======

        Significant actuarial assumptions used during each plan year for the discount rate, rate of increase in compensation levels, and expected long-term rate of return on assets were 8.5%, 6.0% and 8.5%, respectively.

(9) SHAREHOLDERS' EQUITY:

        Stock Option Plans - IVAX administers and has stock options outstanding under IVAX' 1994 Stock Option Plan ("1994 Plan"), IVAX' 1985 Stock Option Plan ("1985 Plan"), and certain stock option plans assumed in the acquisitions of Zenith and McGaw. The options outstanding under the plans assumed in the Zenith and McGaw acquisitions were converted into options to acquire IVAX' common stock using the applicable acquisition conversion ratios. The 1994 Plan permits the issuance of options to purchase up to 3,000,000 shares of IVAX' common stock, with an exercise price no less than the fair market value of the common stock on the date of grant and an option term not to exceed ten years. IVAX' Board of Directors has approved an amendment to the 1994 Plan increasing the shares available under the Plan by 4,000,000, subject to shareholder approval. No additional stock options may be issued under the 1985 Plan or the plans assumed in the Zenith and McGaw acquisitions.

        The following table presents additional information concerning the activity in the stock option plans:

                               Number of               Option Price
                                 Shares                  Per Share
                             ----------------         --------------
Options outstanding,
 January 1, 1994                11,031,570             $  .48-36.38
 Granted                         4,763,776              11.85-34.88
 Exercised                      (1,413,182)               .48-26.75
 Terminated                     (2,075,348)               .48-36.38
                              ----------------
Options outstanding,
 December 31, 1994              12,306,816                .48-36.38
 Granted                         2,247,050              20.00-30.13
 Exercised                      (2,974,788)               .48-25.50
 Terminated                     (1,381,163)               .48-36.38
                              ----------------
Options outstanding,
 December 31, 1995              10,197,915             $  .48-36.38
                              ================
Options exercisable at:
 December 31, 1994               4,759,362             $  .48-36.38
 December 31, 1995               4,012,149             $  .48-36.38

        Warrants - At December 31, 1994, IVAX had warrants outstanding for the purchase of up to 337,500 shares of common stock at an exercise price of $5.00 per share. These warrants were exercised in January 1995 resulting in proceeds of $1,687,500. No warrants were issued or exercised during the year ended December 31, 1994. A total of 54,681 warrants were exercised during 1993 resulting in proceeds of approximately $133,000 to IVAX. At December 31, 1993, McGaw had warrants outstanding to purchase 171,457 shares of its common stock, all of which were exercised prior to the March 1994 merger.

        Convertible Debt - At December 31, 1995, IVAX had outstanding $91,025,000 of 6-1/2% Convertible Subordinated Notes due 2001 (See Note 6). The notes are convertible at the option of the holders into 2,866,929 shares of IVAX' common stock at a conversion rate of $31.75 per share. During 1995, the $1,500,000 of 9.00% Convertible Subordinated Debentures due 1995 were converted by the debenture holders into a total of 286,371 shares of IVAX common stock at conversion rates ranging from $5.20 to $5.31.

        Preferred Stock - Immediately prior to the December 1994 acquisition of Zenith, all outstanding shares of Zenith's 10.00% cumulative convertible preferred stock were converted into Zenith's common stock, which were exchanged in the merger into 8,049,749 shares of IVAX common stock. Prior to the conversion, Zenith's Board of Directors declared and paid a dividend on its preferred stock equal to the amount of all accrued and unpaid dividends, which totalled $2,082,000.

        Dividends - During the years ended December 31, 1995, 1994 and 1993, IVAX paid cash dividends of $.08, $.06 and $.04 per share with respect to its common stock, totalling approximately $9,347,000, $5,173,000 and $2,798,000, respectively.

(10) BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION:

        IVAX has two principal business segments, pharmaceuticals and intravenous products. IVAX also operates in three other business segments, in vitro diagnostics, personal care products and specialty chemicals, which are included below under "Other operations." No single customer accounted for 10% or more of IVAX' consolidated net revenues for any of the three years ended December 31, 1995. Identifiable assets by segment include assets directly identified with those operations. Corporate assets consist primarily of cash and cash equivalents, property, equipment and investments in affiliated companies. Information about each of IVAX' principal business segments and domestic and foreign operations as of and for the three years ended December 31, 1995 follows (in thousands):

                                     1995              1994            1993
                                  -----------       -----------    -----------
NET REVENUES:
 Pharmaceuticals                  $   774,240       $   643,496   $   587,412
 Intravenous products                 339,978           337,884       330,792
 Other operations                     147,045           153,641       147,003
 Intersegment eliminations             (1,497)             (215)       (2,262)
                                  -----------       -----------    -----------
                                  $ 1,259,766       $ 1,134,806   $ 1,062,945
                                  ===========       ===========   ============
INCOME (LOSS) FROM OPERATIONS:
 Pharmaceuticals                  $   136,095       $   107,654    $  152,533
 Intravenous products                  27,509            42,127        24,609
 Other operations                       2,637             6,141        13,870
 Corporate expenses                   (18,814)          (15,096)       (6,568)
 Intersegment eliminations                  -                 -           (71)
                                  -----------       -----------    -----------
  Income from operations              147,427           140,826       184,373
 Other income (expense), net            1,014           (18,477)      (19,199)
                                  -----------       -----------    -----------
 Income before income
  taxes, minority interest and
  extraordinary items             $   148,441       $   122,349    $  165,174
                                  ===========       ===========    ===========
IDENTIFIABLE ASSETS:
 Pharmaceuticals                  $   793,540       $   594,143    $  466,667
 Intravenous products                 318,475           292,821       280,046
 Other operations                     172,436           164,032       162,916
 Corporate assets                      51,034            55,900        91,910
 Intersegment eliminations               (175)             (192)         (260)
                                  -----------       -----------    -----------
                                  $ 1,335,310       $ 1,106,704    $1,001,279
                                  ===========       ===========    ===========

                                                    (continued)

                                                    (continued)

                                     1995              1994            1993
                                  -----------       -----------    -----------

DEPRECIATION AND AMORTIZATION:
  Pharmaceuticals                 $    19,359        $    19,981      $    15,164
  Intravenous products                 21,035             18,263          20,011
  Other operations                      6,172              6,728           5,679
  Corporate                               753                527             579
                                  -----------       ------------    ------------
                                  $    47,319       $     45,499     $    41,433
                                  ===========       ============    ============

CAPITAL EXPENDITURES:
  Pharmaceuticals                 $    62,460       $     60,695     $    31,143
  Intravenous products                 29,298             20,901          15,435
  Other operations                      2,820              7,561           2,945
  Corporate                             8,871              4,748             150
                                  -----------       ------------    ------------
                                  $   103,449       $     93,905     $    49,673
                                  ===========       ============    ============

GEOGRAPHICAL AREAS:
 NET REVENUES:
  United States                   $   976,356       $    916,884     $   901,000
  Foreign (a)                         283,410            217,922         161,945
                                  -----------       ------------    ------------
                                  $ 1,259,766       $  1,134,806     $ 1,062,945
                                  ===========       ============    ============

INCOME FROM OPERATIONS:
  United States                   $    91,368       $    102,816     $   171,346
  Foreign (a)                          56,059             38,010          13,027
                                  -----------       ------------    ------------
                                  $   147,427       $    140,826     $   184,373
                                  ===========       ============    ============

IDENTIFIABLE ASSETS:
  United States                   $ 1,020,178       $    828,713     $   822,440
  Foreign (a)                         315,132            277,991         178,839
                                  -----------       ------------    ------------
                                  $ 1,335,310       $  1,106,704     $ 1,001,279
                                  ===========       ============    ============

 (a) substantially all in Europe.

(11) COMMITMENTS AND CONTINGENCIES:

        Leases - IVAX leases office, plant and warehouse facilities and automobiles under noncancellable operating leases. Motor vehicles, production equipment and certain manufacturing facilities are also leased under capital leases. Rent expense for the three years ended December 31, 1995 totalled approximately $11,991,000, $10,028,000 and $8,547,000, respectively. The future minimum lease payments under noncancellable leases with initial or remaining terms of one year or more at December 31, 1995, were as follows (in thousands):


                                                  Operating        Capital
                                                    Leases         Leases
                                                  ------------    -----------
1996                                              $  8,636         $   958
1997                                                 6,927             789
1998                                                 4,938             687
1999                                                 3,002             111
2000                                                 2,078              29
Thereafter                                           3,950              18
                                                 -------------    -----------
  Total minimum lease payments                    $ 29,531           2,592
                                                 ============
  Less amount representing interest                                    406
                                                                 -----------
  Present value of net minimum lease payments                      $ 2,186
                                                                  ===========

Assets recorded under capital leases consists of (in thousands):

                                                         December 31,
                                                   --------------------------
                                                     1995           1994
                                                  ------------   -----------
  Buildings and improvements                      $  1,800          $ 1,800
  Machinery and equipment                            2,993            3,933
    Less accumulated amortization                   (2,877)          (3,178)
                                                 -------------    -----------
                                                 $   1,916         $  2,555
                                                 =============    ===========

        Legal Proceedings - In late April 1995, Zenith received approvals from the FDA to manufacture and market the antibiotic cefaclor in capsule and oral suspension formulations, the generic equivalent of Eli Lilly and Company's ("Lilly") Ceclor(R). On April 27, 1995, Lilly filed a lawsuit against Zenith and others in Federal Court alleging that Zenith's cefaclor raw material supplier, a third party unaffiliated with IVAX, manufactures cefaclor raw material in a manner which infringes two process patents owned by Lilly, and that Zenith and the other named defendants have knowingly and willfully infringed and induced the supplier to infringe the patents by importing the raw material into the United States. The lawsuit seeks to enjoin Zenith and the other defendants from infringing or inducing the infringement of the patents and from making, using or selling any product incorporating the raw material provided by such supplier, and seeks an unspecified amount of monetary damages and the destruction of all cefaclor raw material manufactured by the supplier and imported into the United States. In August 1995, the Court denied Lilly's motion for preliminary injunction which sought to prevent Zenith from selling cefaclor until the merits of Lilly's allegations could be determined at trial. Lilly has appealed such ruling, which appeal has been briefed and argued and remains pending. IVAX intends to defend this lawsuit vigorously. Although IVAX believes Lilly's allegations are without merit, if determined adversely to IVAX, the lawsuit would likely have a material adverse effect on IVAX' financial position and results of operations.

        In September 1994, individuals purporting to be shareholders of IVAX filed a class action complaint against IVAX and all but one of its directors as of that date and certain of its officers in Federal Court which consolidates, amends and supplements a number of similar complaints filed earlier in 1994. Plaintiffs seek to act as representatives of a class consisting of all purchasers of IVAX' common stock between January 14 and May 2, 1994, including as a subclass parties who exchanged their shares of McGaw common stock for IVAX' common stock in connection with IVAX' acquisition of McGaw in March 1994. In general, the complaints allege that IVAX violated applicable securities laws by making untrue statements of material fact and/or omitting to state material facts necessary to make statements made not misleading in its public disclosure documents, in communications to securities analysts and the public, and in IVAX' registration statement and proxy statement-prospectus distributed in connection with the acquisition of McGaw, relating primarily to net revenues and earnings, verapamil sales, and the effects of competition in the verapamil market on IVAX' net revenues and earnings. The complaint seeks an unspecified amount of compensatory and recessionary damages, equitable and/or injunctive relief, interest, litigation costs and attorneys' fees. The outside directors of IVAX initially named as defendants in the suit were dismissed without prejudice from the consolidated actions in January 1995. In November 1995, the defendants' motion to dismiss the consolidated amended complaint was denied. IVAX intends to defend this lawsuit vigorously. Although IVAX believes that this lawsuit is without merit, its outcome cannot be predicted. If determined adversely to IVAX, the lawsuit would likely have a material adverse effect on IVAX' financial position and results of operations.

        In June 1994, the former chairman and chief executive officer of McGaw individually filed a similar complaint against IVAX and Dr. Frost alleging essentially the same securities laws violations as alleged in the consolidated class action suit described above, as well as certain additional state law claims. The complaint seeks up to $21 million in compensatory damages (and up to $48 million in rescissionary damages upon tender of IVAX shares held by plaintiff), as well as punitive damages, litigation costs and attorneys' fees.

        In April 1995, a complaint alleging essentially the same securities laws violations as alleged in the consolidated class action suit described above was filed in Federal Court against IVAX, and certain of its officers. The complaint seeks in excess of $21 million in compensatory, consequential, rescissionary and punitive damages, as well as litigation costs. This action is expected to be consolidated with the class action suit described above.

        In July 1994, an action was filed in Federal Court against IVAX, in which plaintiffs, shareholders of McGaw at the time of its acquisition by IVAX, alleged that IVAX violated Sections 11 and 12(2) of the Securities Act of 1993, as well as certain state securities laws, and that it breached certain provisions of the merger agreement and IVAX' bylaws, by issuing to plaintiffs shares of IVAX' common stock subject to the restrictions imposed by Rule 145 promulgated under the Securities Act and Accounting Series Release
135. The plaintiffs claim that, as a result of the restrictions imposed on the certificates issued to them, they suffered damages from the loss of value of their shares, and seek damages of $11 million, plus expenses and attorneys' fees. In June 1995, the Court entered an order denying plaintiffs' motion for summary judgment with respect to the claims alleging that IVAX breached certain provisions of the merger agreement and IVAX' bylaws and granted IVAX' motion to dismiss such counts. The Court denied IVAX' motion to dismiss the counts relating to alleged securities laws violations, as well as its motion to transfer venue. In October 1995, the Court granted the plaintiffs' motion to amend their complaint to assert new causes of action under the Uniform Commercial Code and granted the plaintiffs' motion for reconsideration of the dismissal of the claims alleging breach of IVAX' bylaws, and ordered that such counts be reinstated.

        IVAX intends to continue to vigorously defend each of the three foregoing lawsuits. Although IVAX believes such lawsuits are without merit, their respective outcomes cannot be predicted. Any of such lawsuits, if determined adversely to IVAX, could have a material adverse effect on IVAX' results of operations.

        Goldline Laboratories, Inc. ("Goldline"), a wholly-owned subsidiary of IVAX, has been either a named defendant, or has assumed the defense of a customer which was a named defendant, in approximately 110 lawsuits regarding a product previously distributed by Goldline in the United States and it may be named in additional lawsuits relating to the product in the future. As of February 26,

1996, 105 of such lawsuits have been settled, and 5 remain pending. Goldline did not formulate or manufacture the product; it purchased only finished product in bulk and then bottled, labeled and distributed the product. Goldline and IVAX entered into certain agreements with the manufacturer of the product and its United States subsidiary pursuant to which such companies agreed to pay Goldline's defense costs relating to the lawsuits and to indemnify Goldline for settlements or judgments (other than punitive damages), in exchange for Goldline agreeing not to assert claims against the manufacturer or its United States subsidiary. The agreements may be terminated at any time by either party. As a result of the agreements, to date, Goldline has not paid any settlement amounts or appreciable legal fees with respect to any of the lawsuits. In addition, when IVAX acquired Goldline in 1991, 165,000 shares of IVAX' common stock issued in the acquisition were pledged until December 1996 by the former owner of Goldline as collateral against any future claims regarding this product. Goldline also has available to it limited insurance coverage with respect to the currently pending claims. IVAX' ultimate liability with respect to this matter if any, is not presently determinable. In the event that the manufacturer and its United States subsidiary do not continue to provide the indemnity described above, the aggregate liability of Goldline to plaintiffs in these lawsuits is likely to exceed available insurance coverage and the indemnity provided by the former owner of Goldline, and could have a material adverse impact upon the financial position and results of operations of IVAX.

        IVAX is involved in various other legal proceedings arising in the ordinary course of business, some of which involve substantial amounts. While it is not feasible to predict or determine the outcome of these proceedings, in the opinion of management, based on a review with legal counsel, any losses resulting from such legal proceedings will not have a material adverse impact on IVAX' financial position or results of operations.

(12) QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

        The following tables summarize selected quarterly data of IVAX for the years ended December 31, 1995 and 1994 (in thousands, except per share data):


                                                      First      Second       Third      Fourth            Full
                                                     Quarter     Quarter     Quarter     Quarter           Year
                                                    ---------    --------    --------    --------        --------

1995
- ----

Net revenues                                        $ 281,080   $ 306,684   $ 310,212    $ 361,790    $ 1,259,766
Gross profit                                          119,718     129,835     126,743      147,434        523,730
Income before extraordinary items                      23,303      28,125      27,582       35,791        114,801
Net income                                             23,357      28,105      27,582       35,791        114,835
Earnings per common share
 Primary:
  Earnings before extraordinary
   items                                                  .20         .24         .23          .30           .96
  Net earnings                                            .20         .24         .23          .30           .96
 Fully Diluted:
  Earnings before extraordinary
   items                                                  .20         .24         .23          .30           .95
  Net earnings                                            .20         .24         .23          .30           .95

Cash dividends per share declared                          -          .04          -           .04           .08

1994
- ----

Net revenues                                        $ 259,474   $ 282,687   $ 296,552    $ 296,093    $ 1,134,806
Gross profit                                          117,836     118,992     124,024      120,593        481,445
Income before extraordinary items                      24,968      26,635      26,313       11,956         89,872
Net income                                             23,320      26,931      26,405       12,393         89,049
Earnings per common share
 Primary:
  Earnings before extraordinary
   items                                                  .21         .23         .23          .10            .77
  Net earnings                                            .20         .23         .23          .11            .76
 Fully Diluted:
  Earnings before extraordinary
   items                                                  .21         .23         .23          .10            .77
  Net earnings                                            .20         .23         .23          .11            .76

Cash dividends per share declared                          -          .03          -           .03            .06


(13) SUBSEQUENT EVENTS:
- -----------------------

        On March 1, 1996, IVAX acquired Elvetium S.A. (Argentina), Alet Laboratorios S.A.E.C.I. y E. and Elvetium S.A. (Uruguay), three affiliated companies engaged in the manufacture and marketing of pharmaceuticals in Argentina and Uruguay, in exchange for 1,490,909 shares of IVAX' common stock. Although the acquisition will be accounted for as a pooling of interests, IVAX' consolidated financial statements will not be restated to reflect this acquisition due to its immateriality.

        On March 15, 1996, IVAX' revolving line of credit was amended to provide for an additional $45,000,000 in borrowings for a period of ninety days. The amendment also changed the expiration date of the revolving line of credit from March 24, 1997 to May 24, 1997. IVAX is seeking to enter into a new revolving line of credit in the amount of $350,000,000 with a bank syndicate. Proceeds from the new line of credit will be used to refinance the existing line of credit and the Senior Notes, and for general corporate purposes, including to fund working capital requirements and to finance acquisitions.

                                                                     SCHEDULE II



                            IVAX CORPORATION AND SUBSIDIARIES
                             VALUATION AND QUALIFYING ACCOUNTS
                            THREE YEARS ENDED DECEMBER 31, 1995
                                       (In thousands)



                                         BALANCE AT        CHARGED TO
                                         BEGINNING           COST &                                  BALANCE AT
       DESCRIPTION                        OF YEAR           EXPENSES        OTHER     DEDUCTIONS     END OF YEAR
- ------------------------------           ----------        -----------    ----------  -----------    -----------

Allowances for Doubtful Accounts
- --------------------------------

Year ended December 31, 1995             $ 10,940          $ 5,848        $    28 (A)   $ 2,556      $ 14,260
                                        ==========        ===========     ==========  ===========    ========

Year ended December 31, 1994             $  7,803          $ 4,671        $ 4,681 (B)   $ 6,215      $ 10,940
                                        ==========        ===========     =========== ===========    ========

Year ended December 31, 1993             $  5,604          $ 3,170        $   437 (C)   $ 1,408      $  7,803
                                        ==========        ===========     =========== ===========    ========



(A) Represents additions to the accounts receivable allowances as a result of the acquisition of ImmunoVision, Inc.
(B) Represents additions to the accounts receivable allowances as a result of the acquisition of Galena a.s.
(C) Represents additions to the accounts receivable allowances as a result of various acquisitions, including the acquisition of certain assets and the assumption of certain liabilities of Elf Atochem North America, Inc.'s janitorial and textile chemicals businesses in the United States and Canada.

                                  EXHIBIT INDEX



Exhibit
Number                                 Description
- -------                                -----------
10.7  -- Termination and Consulting Agreement,dated as of January 10, 1996, between Zenith Laboratories, Inc. and John H. Klein.
10.8  -- IVAX Corporation U.S. Incentive Bonus Plan.
10.19 -- Amendment No. 4, dated November 20, 1995,to Revolving Credit and
         Reimbursement Agreement by and among IVAX Corporation, NationsBank of Florida, National Association, and Bank of America Illinois
         (formerly Continental Bank, N.A.)*
10.20 -- Amendment No. 5, dated March 15, 1996, to Revolving Credit and
         Reimbursement Agreement by and among IVAX Corporation, NationsBank of Florida, National Association, and Bank of America Illinois
         (formerly Continental Bank, N.A.)*
11.1  -- Computation of earnings per share.
21.1  -- Subsidiaries of IVAX Corporation.
23.1  -- Consent of Arthur Andersen LLP
23.2  -- Consent of Ernst & Young LLP
23.3  -- Consent of Coopers & Lybrand L.L.P.
27    -- Financial Data Schedule
99.1  -- Report of Ernst & Young LLP
99.2  -- Report of Coopers & Lybrand L.L.P.


- -------------------
* Certain exhibits and schedules to this document have not been filed. The Registrant agrees to furnish a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.