Form 10-Q
period 1996-03-31
IVAX CORP /DE
filed 1996-05-15
CIK 772197

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996


                         Commission File Number 1-09623


                                IVAX CORPORATION



            FLORIDA                                             16-1003559
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)


     4400 BISCAYNE BOULEVARD, MIAMI, FLORIDA             33137
     (Address of principal executive offices)          (Zip Code)

                                 (305) 575-6000
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES [X]    NO [ ]


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         120,701,322 SHARES OF COMMON STOCK, $.10 PAR VALUE, OUTSTANDING AS OF APRIL 30, 1996.

                                IVAX CORPORATION

                                      INDEX


PART I - FINANCIAL INFORMATION                                          PAGE NO.
                                                                        --------

Item 1 - Financial Statements

          Condensed Consolidated Balance Sheets as of March 31, 1996
          and December 31, 1995                                                2

          Condensed Consolidated Statements of Operations
          for the three months ended March 31, 1996 and 1995                   3

          Condensed Consolidated Statements of Cash Flows
          for the three months ended March 31, 1996 and 1995                   4

          Notes to Condensed Consolidated Financial Statements                 5

Item 2 - Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                7


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                    12

Item 6 - Exhibits and Reports on Form 8-K                                     12

PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                        IVAX CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                     MARCH 31,        DECEMBER 31,
                                                                                       1996               1995
                                                                                    (unaudited)        (audited)
                                                                                  ----------------  -----------------

                                      ASSETS
Current assets:
    Cash and cash equivalents                                                      $       7,925     $        14,720
    Accounts receivable, net                                                             411,513             359,165
    Inventories                                                                          267,227             242,260
    Other current assets                                                                  66,046              60,673
                                                                                  ----------------   -----------------
            Total current assets                                                         752,711             676,818

Property, plant and equipment, net                                                       396,416             385,419
Cost in excess of net assets of acquired companies, net                                  139,742             138,423
Patents, trademarks, licenses and other intangibles, net                                  51,810              50,859
Other                                                                                     85,792              83,791
                                                                                  ----------------   -----------------
             Total assets                                                          $   1,426,471     $     1,335,310
                                                                                  ================   =================

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Loans payable                                                                 $       20,416     $         4,807
    Current portion of long-term debt                                                      3,094               3,521
    Accounts payable                                                                      82,596              92,343
    Accrued income taxes payable                                                          12,910               8,632
    Accrued expenses and other current liabilities                                       118,761              96,610
                                                                                  ----------------   -----------------
            Total current liabilities                                                    237,777             205,913

Long-term debt, net of current portion                                                    305,120             298,857
Other long-term liabilities                                                                26,011              26,314
Minority interest                                                                          15,850              15,054
                                                                                   ---------------    ----------------
         Total liabilities                                                                584,758             546,138
                                                                                   ---------------    ----------------

Shareholders' equity:
    Common stock                                                                           12,026              11,803
    Capital in excess of par value                                                        474,038             461,603
    Retained earnings                                                                     363,663             322,117
    Cumulative translation adjustment and other                                           (8,014)             (6,351)
                                                                                  ----------------   -----------------
            Total shareholders' equity                                                   841,713             789,172
                                                                                  ----------------   -----------------
            Total liabilities and shareholders' equity                            $    1,426,471     $     1,335,310
                                                                                  ================   =================

                The accompanying notes to condensed consolidated
                  financial statements are an integral part of
                              these balance sheets.

                        IVAX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


THREE MONTHS ENDED MARCH 31,                                                             1996               1995
                                                                                    ----------------   ----------------
(In thousands, except per share data)
NET REVENUES                                                                         $      334,045    $      281,080
COST OF SALES                                                                               189,570           161,362
                                                                                     ---------------   ----------------
    Gross profit                                                                            144,475           119,718
                                                                                     ---------------   ----------------
OPERATING EXPENSES:
    Selling                                                                                  50,965            43,233
    General and administrative                                                               28,498            24,789
    Research and development                                                                 16,522            15,185
    Amortization of intangible assets                                                         2,563             2,383
    Merger expenses                                                                             184             -
                                                                                     ---------------     --------------
        Total operating expenses                                                             98,732            85,590
                                                                                     ---------------   ----------------
        Income from operations                                                               45,743            34,128

OTHER INCOME (EXPENSE):
    Interest income                                                                             321               561
    Interest expense                                                                         (5,691)           (5,401)
    Other income, net                                                                         3,840             3,211
                                                                                     ---------------   ----------------

                                                                                             (1,530)           (1,629)
                                                                                     ---------------   ----------------
    Income before income taxes, minority interest
      and extraordinary items                                                                44,213            32,499

PROVISION FOR INCOME TAXES                                                                    6,133             7,860
                                                                                     ---------------   ----------------

    Income before minority interest and extraordinary items                                  38,080            24,639

MINORITY INTEREST                                                                            (2,184)           (1,336)
                                                                                     ---------------   ----------------

    Income before extraordinary items                                                        35,896            23,303

    Extraordinary items, net of tax                                                              (1)               54
                                                                                     ---------------   ----------------

NET INCOME                                                                           $       35,895    $       23,357
                                                                                     ===============   ================

EARNINGS PER COMMON SHARE:
    Primary:
      Earnings before extraordinary items                                            $          .30    $          .20
      Extraordinary items                                                                   -                 -
                                                                                     ---------------   ----------------
      Net earnings                                                                   $          .30    $          .20
                                                                                     ===============   ================

    Fully Diluted:
      Earnings before extraordinary items                                            $          .30    $          .20
      Extraordinary items                                                                   -                  -
                                                                                     ---------------   ----------------
      Net earnings                                                                   $          .30    $          .20
                                                                                     ===============   ================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING:
    Primary                                                                                 121,379           117,564
                                                                                     ===============   ================
    Fully Diluted                                                                           121,384           118,690
                                                                                     ===============   ================


  The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        IVAX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

THREE MONTHS ENDED MARCH 31,                                                           1996             1995
                                                                                   -------------    --------------
(In thousands)
Cash flows from operating activities:
    Net income                                                                     $      35,895    $      23,357
    Adjustments to reconcile net income to net cash
      used for operating activities:
            Depreciation and amortization                                                 13,669           13,232
            Provision for allowances for doubtful accounts                                   762            1,847
            Gains on sale of long-term assets                                               (105)          (2,921)
            Minority interest                                                              2,184            1,336
            Changes in assets and liabilities:
                Increase in accounts receivable                                          (45,550)          (8,013)
                Increase in inventories                                                  (21,621)         (13,028)
                Increase in other current assets                                          (4,100)          (2,780)
                Decrease in other assets                                                     189               61
                Increase (decrease) in accounts payable, accrued expenses
                    and other current liabilities                                          2,741          (17,793)
                Decrease in other long-term liabilities                                   (2,826)             (46)
             Other, net                                                                     (945)             172
                                                                                   -------------    --------------

                    Net cash used for operating activities                               (19,707)          (4,576)
                                                                                   -------------    --------------

Cash flows from investing activities:
    Capital expenditures, net of proceeds from sales                                     (20,179)         (25,604)
    Net proceeds from sale/(acquisitions) of patents, trademarks,
        licenses and other intangibles                                                      (758)           2,002
    Other, net                                                                            (2,006)            (594)
                                                                                   -------------    --------------

                    Net cash used for investing activities                               (22,943)         (24,196)
                                                                                   -------------    --------------

Cash flows from financing activities:
    Payments on long-term debt and loans payable                                         (37,552)         (19,947)
    Borrowings on long-term debt and loans payable                                        60,708           20,205
    Issuance of common stock                                                              10,509            2,457
                                                                                   -------------    --------------

                    Net cash provided by financing activities                             33,665            2,715
                                                                                   -------------    --------------

                    Effect of exchange rate changes on cash                                2,190              934
                                                                                   -------------    --------------

                    Net decrease in cash and cash equivalents                             (6,795)         (25,123)

Cash and cash equivalents at the beginning of the year                                    14,720           37,045
                                                                                   -------------    --------------

Cash and cash equivalents at the end of the period                                 $       7,925    $      11,922
                                                                                   =============    ==============

Supplemental disclosures:

    Interest paid                                                                  $       2,384    $       1,304
                                                                                   =============    ==============

    Income tax payments                                                            $       3,539    $       1,843
                                                                                   =============    ==============

                       The accompanying notes to condensed
                    consolidated financial statements are an
                       integral part of these statements.

                        IVAX CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) GENERAL:

         In management's opinion, the accompanying unaudited condensed consolidated financial statements of IVAX Corporation and subsidiaries ("IVAX") contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of IVAX as of March 31, 1996, and the results of operations for the three months ended March 31, 1996 and 1995. The results of operations and cash flows for the three months ended March 31, 1996 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 1996.

         The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The financial statements should be read in conjunction with the consolidated financial statements and the notes included in IVAX' Annual Report on Form 10-K for the year ended December 31, 1995.

         The accounting policies followed for interim financial reporting are the same as those disclosed in Note 2 of the Notes to Consolidated Financial Statements included in IVAX' Annual Report on Form 10-K for the year ended December 31, 1995.


(2) EARNINGS PER SHARE:

         Primary earnings per share is computed by dividing net income by the weighted average number of common and dilutive common equivalent shares outstanding for each period. Common stock equivalents include the dilutive effect of all outstanding stock options and warrants using the treasury stock method. Fully diluted earnings per share assumes the maximum dilutive effect from stock options and warrants, and if applicable, the conversion equivalents of the 6-1/2% Convertible Subordinated Notes due 2001 and, for the three month period ended March 31, 1995, the 9.00% Convertible Subordinated Debentures due 1995.


(3) INCOME TAXES:

         The provision for income taxes is based on the consolidated United States entities' and individual foreign companies' estimated tax rates for the applicable year. IVAX utilizes the liability method and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities using applicable tax laws. Deferred income tax provisions and benefits are based on the changes in the deferred tax asset or tax liability from period to period.

         The provision for income taxes consists of the following (in thousands):

Three Months Ended March 31,                                                        1996               1995
                                                                               ----------------   ---------------
Current:
    United States                                                              $       (6,413)    $       5,530
    Foreign, including Puerto Rico and U.S. Virgin Islands                             12,541             2,243
Deferred                                                                                    5                87
                                                                                  -------------   ---------------
                                                                               $        6,133     $       7,860
                                                                               ================   ===============


(4) BUSINESS COMBINATIONS:

         On March 1, 1996, IVAX acquired Elvetium S.A. (Argentina), Alet Laboratorios S.A.E.C.I. y E. and Elvetium S.A. (Uruguay), three affiliated companies engaged in the manufacture and marketing of pharmaceuticals in Argentina and Uruguay, in exchange for 1,490,909 shares of IVAX' common stock. Although the acquisition was accounted for using the pooling of interests method of accounting, the acquisition was recorded as of January 1, 1996 and the accompanying historical condensed consolidated financial statements have not been restated to give retroactive effect to the acquisition due to the immateriality of the related amounts.


(5) DEBT:

         On March 15, 1996, IVAX' $130,000,000 revolving line of credit was amended to provide for an additional $45,000,000 in borrowings for a period of ninety days, and to change the expiration date of the revolving line of credit from March 24, 1997 to May 24, 1997. At March 31, 1996, $106,000,000 in
borrowings were outstanding under the revolving line of credit. In addition, at March 31, 1996, $15,000,000 in borrowings were outstanding under a short-term credit facility established February 26, 1996.


(6) SUBSEQUENT EVENTS:

         On May 14, 1996, IVAX entered into a new revolving line of credit with a bank syndicate permitting borrowings of up to $425,000,000. The facility is secured by a pledge of the stock of McGaw, Inc. and IVAX has agreed not to pledge or dispose of certain of IVAX' significant subsidiaries. Borrowings under this facility generally accrue interest at the London Interbank Offer Rate (LIBOR) plus .45% through August 19, 1996, and thereafter at LIBOR plus between
 .35% to .70%, depending on certain financial ratios. The new facility has a five year term and contains various financial covenants, including a restriction on the payment of dividends by IVAX during any fiscal year in excess of 35% of IVAX' consolidated net income. Proceeds from the new line of credit have been used to refinance the credit facilities discussed in Note 5 above, and will be used for working capital and general corporate purposes, including to finance acquisitions and to make an investment in or extension of credit to McGaw, Inc. to permit it to redeem its 10-3/8% Senior Notes due 1999.

         On April 26, 1996, IVAX' Board of Directors declared a semi-annual cash dividend of $.05 per share, payable on June 3, 1996 to holders of record of IVAX' common stock on May 10, 1996.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in IVAX' Annual Report on Form 10-K for the year ended December 31, 1995 and the Condensed Consolidated Financial Statements and the related Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q. Except for historical information contained herein, the matters discussed below are forward looking statements that involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting IVAX' operations, markets, products and prices, and other factors discussed elsewhere in this report and the documents filed by IVAX with the Securities and Exchange Commission ("SEC").

RESULTS OF OPERATIONS

                THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1995

         IVAX reported net income of $35.9 million for the three months ended March 31, 1996, compared to $23.4 million for the first quarter of 1995, an increase of $12.5 million, or 54%. Primary and fully diluted earnings per common share were $.30 for the 1996 first quarter compared to $.20 for the first quarter of the prior year.

NET REVENUES AND GROSS PROFIT BY BUSINESS SEGMENT:
(In thousands)

Three Months Ended March 31,                             1996                                  1995
                                           ----------------------------------    ----------------------------------
                                                Net               Gross                Net               Gross
                                              Revenues            Profit            Revenues            Profit
                                           ---------------    ---------------    ----------------   ---------------
Pharmaceuticals                            $      212,130     $       99,384     $       158,732    $       69,768
Intravenous products                               83,203             26,828              83,247            32,491
Other operations                                   39,244             18,263              39,181            17,459
Intersegment eliminations                            (532)              -                   (80)              -
                                           ---------------    ---------------    ----------------   ---------------
     Total                                 $      334,045     $      144,475     $       281,080    $      119,718
                                           ===============    ===============    ================   ===============

         Net revenues for the first three months of 1996 totalled $334.0 million, an increase of $53.0 million, or 19%, compared to the same period of the prior year. Gross profit for the three months ended March 31, 1996 increased $24.8 million, or 21%, from the same period of the prior year. Gross profit was $144.5 million (43.3% of net revenues) for the first three months of 1996, compared to $119.7 million (42.6% of net revenues) for the first three months of 1995.

         Net revenues of IVAX' pharmaceutical operations increased $53.4 million, or 34%, in comparison to the first three months of 1995. Domestic and international pharmaceutical operations contributed 76% and 24%, respectively, to this increase.

         Domestic pharmaceutical net revenues totalled $134.2 million for the first three months of 1996 compared to $93.6 million for the same period of 1995. The $40.6 million, or 43%, increase in domestic pharmaceuticals net revenues was primarily attributable to the sale of new generic products manufactured by IVAX and introduced into the market during the past twelve months and was partially offset by a decline of $12.2 million in domestic net revenues of other pharmaceutical products due to competition.

         During March 1996, IVAX received FDA approval to market cefadroxil, the generic equivalent of Bristol-Myers Squibb's antibiotic Duricef(R), which contributed $10.5 million in net revenues to the 1996 first quarter. In December 1995, IVAX introduced its albuterol metered dose inhaler, the generic equivalent of Glaxo Inc.'s Ventolin(R) Inhalation Aerosol, used in the treatment of asthma. The launch of this product was continued during the first quarter of 1996, generating first quarter net revenues of $28.4 million. Although sales of these new products were a significant factor contributing to the overall increase in net revenues of the domestic pharmaceutical operations compared to the first quarter of 1995, the levels of revenues generated during the introduction period of a new generic drug are often higher than the levels experienced for routine inventory replenishment by customers in the months following the drug's introduction. In addition, the companies marketing the brand name versions of cefadroxil and albuterol have each, directly or through a third party, launched their own generic forms of these products.

         Net revenues attributable to sales of cefaclor, approved in April 1995, accounted for $16.8 million of the increase in net revenues in the first quarter of 1996 compared to the same prior year period. Net revenues attributable to sales of verapamil HCl ER tablets totalled $15.9 million in the 1996 first quarter compared to $21.8 million in the same quarter of 1995. The decline in verapamil net revenues was due primarily to a reduction in the net selling price caused by competition, offset in part by increased unit volume caused by an increase in the substitution rate of generic verapamil for brand name verapamil.

         As noted in previous documents filed with the SEC, other manufacturers may obtain regulatory approvals or otherwise determine to market generic products equivalent to IVAX' manufactured generic products in 1996 and thereafter. As additional competitors enter the generic pharmaceutical market with products similar to those manufactured by IVAX, the resulting competition is likely to reduce IVAX' net revenues and gross profit generated from those products. In addition, certain raw materials and components used in the manufacture of IVAX' pharmaceutical products, including those described above, are available from limited sources, and in some cases a single source. Changes in the availability of or the price charged for such raw materials may affect IVAX' future net revenues or gross profit attributable to such products. Furthermore, because raw material sources for pharmaceutical products must generally be approved by regulatory authorities, changes in raw materials suppliers could result in production delays and higher raw material costs.

         IVAX' international pharmaceutical operations generated net revenues of $77.9 million for the first three months of 1996, compared to $65.1 million for the same period of the prior year. The $12.8 million, or 20%, increase in international pharmaceutical net revenues included an increase of $8.4 million attributable to the combined operations of Elvetium S.A. (Argentina), Alet Laboratorios S.A.E.C.I. y E. and Elvetium S.A. (Uruguay), (collectively, "Elvetium"), acquired in March 1996. Although the acquisition of Elvetium was accounted for as a pooling of interests, the acquisition was recorded as of January 1, 1996 and IVAX' historical results of operations were not restated to give retroactive effect to this acquisition due to the immateriality of the related amounts. The remaining $4.4 million increase in net revenues of the international pharmaceutical operations was due to higher net revenues of Galena a.s. and higher sales of branded products in the United Kingdom, partially offset by the unfavorable impact of exchange rate differences in comparison to the prior year period.

         The gross profit percentage of IVAX' pharmaceutical operations was 46.9% for the first three months of 1996 compared to 44.0% for the first three months of 1995. The increase in the gross profit percentage was primarily due to sales of IVAX' recently approved generic products and Elvetium's pharmaceutical products, which generally have a higher gross profit percentage than IVAX' other pharmaceutical products. The increase in the gross profit percentage was partially offset by a decrease in the gross profit percentage of IVAX' other domestic generic pharmaceutical products, including verapamil. Continued competition in the markets for verapamil and cefaclor is likely to result in a lower gross profit percentage for these products in 1996 as compared to 1995.

         Net revenues of the intravenous products division totaled $83.2 million in the first quarter of 1996 and 1995. Higher sales of needlefree intravenous sets, and increased revenues from specialty nutrition solutions and admixture services, were offset by lower net revenues attributable to both Hespan(R), McGaw's brand name blood plasma expansion product, and basic nutrition solutions. The gross profit percentage of the intravenous products division decreased from 39.0% for the first three months of 1995 to 32.2% for the same period in 1996. The $5.7 million reduction in gross profit and the decrease in the gross profit percentage were primarily due to the reduction in the net selling price of Hespan(R) caused by competition, in combination with a charge to cost of sales due to a decrease in inventory carrying costs as a result of lower standard manufacturing costs adopted as a result of manufacturing efficiencies achieved in 1995. In February 1995, another pharmaceutical company introduced a generic version of Hespan(R) in the United States resulting in both lower prices and a reduction in the intravenous products division's share of the market. Net revenues and gross profit derived from Hespan(R) are likely to continue to decrease in 1996 as compared to 1995.

         Net revenues and gross profit of IVAX' personal care products, diagnostics and specialty chemicals operations, excluding intersegment eliminations, collectively represent approximately 12% and 13%, respectively, of consolidated net revenues and consolidated gross profit for the first quarter of 1996. Combined net revenues of these other operations were flat compared with the first quarter of 1995. Combined gross profit was slightly higher than the comparable period of the prior year primarily due to the introduction by the personal care products group of the Iman(TM) product line, which was acquired in November 1995.

OPERATING EXPENSES BY BUSINESS SEGMENT:
(In thousands)
                                                            Research      Amortization
                                            General and       and              of           Merger
                             Selling     Administrative  Development       Intangibles     Expenses       Total
                             -------     --------------- ---------------   ------------   -----------    --------
1996 First Quarter
- ----------------------
Pharmaceuticals            $    25,765    $    14,682     $     11,146     $       750  $         71  $     52,414
Intravenous products            13,845          5,168            4,308             993        -             24,314
Other operations                11,355          3,743            1,068             820        -             16,986
Corporate and other             -               4,905           -               -                113         5,018
                           -----------    ------------    ------------     -----------  ------------- -------------
     Total                 $    50,965    $    28,498     $     16,522     $     2,563  $        184  $     98,732
                           ===========    ============    ============     ===========  ============= =============

1995 First Quarter
- ----------------------
Pharmaceuticals            $    18,862    $    13,018     $     10,673    $       590   $     -       $     43,143
Intravenous products            13,868          6,127            3,547          1,172         -             24,714
Other operations                10,503          3,595              965            621         -             15,684
Corporate and other                -            2,049               -               -         -              2,049
                           -----------    ------------    ------------    ------------  ------------- -------------
     Total                 $    43,233    $    24,789     $     15,185    $     2,383   $     -       $     85,590
                           ===========    ============    ============    ============  ============= =============

         Selling expenses totalled $51.0 million (15.3% of net revenues) for the first three months of 1996, compared to $43.2 million (15.4% of net revenues) for the first three months of 1995, an increase of $7.7 million. Approximately 34% of the total increase, or $2.6 million, was attributable to selling expenses of Elvetium, which was acquired in the first quarter of 1996. The remaining $5.1 million increase was primarily due to increases in sales and marketing expenses associated with the launch of newly approved products of IVAX' pharmaceutical operations.

         General and administrative expenses totalled $28.5 million (8.5% of net revenues) for the first quarter of 1996, compared to $24.8 million (8.8% of net revenues) for the first quarter of 1995, an increase of $3.7 million. Corporate general and administrative expenses increased $2.9 million from the 1995 first quarter primarily due to increases in personnel, travel and facilities costs and a receivable recorded in the prior year first quarter related to lower than anticipated worker's compensation incidence rates. General and administrative expenses associated with Elvetium, acquired during the first quarter of 1996, were primarily responsible for the pharmaceutical operations' increase in this expense category.

         Research and development expenses for the first three months of 1996 increased $1.3 million, or 9%, compared to the 1995 first quarter, to a total of $16.5 million. Expenditures by IVAX' pharmaceutical operations represented 67% of the total research and development expenses for the first three months of 1996. Management intends to continue to increase the level of its research and development efforts. Actual expenditures will depend on, among other things, the outcome of clinical testing of products under development, delays or changes in government required testing and approval procedures, technological and competitive developments, and strategic marketing decisions.

CURRENCY FLUCTUATIONS

         For the three months ended March 31, 1996 and 1995, approximately 25% of IVAX' net revenues were attributable to operations which principally generated revenues in currencies other than the United States dollar. Fluctuations in the value of foreign currencies relative to the United States dollar impact the reported results of operations for IVAX. If the United States dollar weakens relative to the foreign currency, the earnings generated in the foreign currency will, in effect, increase when converted into United States dollars and vice versa. As a result of exchange rate differences, net revenues decreased by approximately $1.7 million for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995.

INCOME TAXES

         IVAX' effective tax rate was 14% and 24% for the three months ended March 31, 1996 and 1995, respectively. The decline in IVAX' consolidated effective tax rate was primarily the result of a higher proportion of taxable income generated by IVAX' operations in Ireland, Puerto Rico and the U.S. Virgin Islands, which are taxed at lower statutory rates than IVAX' other operations, and a tax incentive provided by the state of California. The relative contributions to taxable income of IVAX' albuterol metered dose inhaler, which is manufactured in Ireland and has an approximate 10% effective tax rate, as well as cefaclor and cefadroxil, which are manufactured in the U.S. Virgin Islands and have an approximate 5% effective tax rate, were the primary contributors to the lower effective tax rate in the first quarter of 1996. IVAX' future consolidated effective tax rate will, to a large extent, depend on the tax jurisdictions in which its products are developed and manufactured, and is expected to increase as the year progresses.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1996, IVAX' working capital was approximately $514.9 million, compared to $470.9 million at December 31, 1995. Cash and cash equivalents totalled $7.9 million at March 31, 1996, as compared to $14.7 million at year-end 1995 and $11.9 million as of March 31, 1995.

         IVAX used $19.7 million in cash for operating activities during the first quarter of 1996 compared to $4.6 million in the first quarter of 1995. The $15.1 million increase in cash used for operating activities, as compared to the first quarter of the prior year, was primarily the result of the higher rate of growth in accounts receivable and inventories, partially offset by an increase in current liabilities of $2.7 million compared to a decrease of $17.8 million in the first quarter of 1995. The increase in accounts receivable compared to the prior year first quarter was primarily due to the launch of new manufactured generic products during the second half of 1995 and the first quarter of 1996 and the extension of credit terms in connection with the launch of those products.

         Investing activities used $22.9 million of cash during the first quarter of 1996, compared to $24.2 million in the first quarter of 1995, largely reflecting a lower level of capital expenditures. Cash utilized for capital expenditures decreased to $20.2 million, more than 85% of which related to IVAX' pharmaceutical and intravenous operations, from $25.6 million in the first quarter of 1995. In addition, during the first quarter of 1995, IVAX' personal care products group sold certain trademarks resulting in $2.8 million in proceeds.

         Net cash provided by financing activities was $33.7 million during the first quarter of 1996, compared to $2.7 million in the first quarter of 1995, primarily reflecting additional borrowings to finance the growth in accounts receivable and inventories, and higher levels of cash received from the exercise of stock options.

         IVAX issued 1,490,909 shares of its common stock in March 1996 to acquire Elvetium. The acquisition was accounted for as a pooling of interests.

         As discussed in Note 6, Subsequent Events, in the Notes to Condensed Consolidated Financial Statements, on May 14, 1996, IVAX entered into a new revolving line of credit with a bank syndicate permitting borrowings of up to $425 million. Proceeds from the new line of credit have been used to refinance IVAX' existing credit facilities, and will be used for working capital and general corporate purposes, including to finance acquisitions and to make an investment in or extension of credit to McGaw, Inc. to permit it to redeem its 10-3/8% Senior Notes due 1999.

         As discussed in Note 6, Subsequent Events, in the Notes to Condensed Consolidated Financial Statements, on April 26, 1996, IVAX' Board of Directors declared a semi-annual cash dividend of $.05 per share, payable on June 3, 1996 to holders of record of IVAX' common stock on May 10, 1996. In each of June and December 1995, IVAX paid cash dividends of $.04 per share.

PART II -- OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

         On May 10, 1996, the United States Court of Appeals for the Federal Circuit affirmed the District Court's ruling denying Eli Lilly and Company's motion for preliminary injunction in the patent lawsuit styled ELI LILLY AND COMPANY V. AMERICAN CYANAMID COMPANY, BIOCRAFT LABORATORIES, INC., ZENITH LABORATORIES, INC. AND BIOCHIMICA OPOS S.P.A. previously reported in IVAX' Annual Report on Form 10-K for the year ended December 31, 1995.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS

        11        Computation of Earnings Per Share

        27        Financial Data Schedule

(b)     CURRENT REPORTS ON FORM 8-K

        No reports on Form 8-K were filed by the registrant during the three months ended March 31, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                IVAX CORPORATION



Date:  May 15, 1996             By: /S/ MICHAEL W. FIPPS
                                   --------------------
                                   Michael W. Fipps
                                   Senior Vice President-Finance
                                   Chief Financial Officer