Form 10-Q
period 1996-06-30
IVAX CORP /DE
filed 1996-08-14
CIK 772197

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                         Commission File Number 1-09623

                                IVAX CORPORATION

           FLORIDA                                           16-1003559
- -------------------------------                          -------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

            4400 BISCAYNE BOULEVARD, MIAMI, FLORIDA              33137
            ------------------------------------------------------------
            (Address of principal executive offices)          (Zip Code)

                                 (305) 575-6000
                                 --------------
              (Registrant's telephone number, including area code)

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

                121,467,435 SHARES OF COMMON STOCK, $.10 PAR VALUE, OUTSTANDING AS OF JULY 30, 1996.

                                IVAX CORPORATION

                                      INDEX

PART I - FINANCIAL INFORMATION                                          PAGE NO.
                                                                        --------
     Item 1 - Financial Statements

              Condensed Consolidated Balance Sheets as of June 30, 1996
              and December 31, 1995                                         2

              Condensed Consolidated Statements of Operations
              for the three and six months ended June 30, 1996 and 1995     3

              Condensed Consolidated Statements of Cash Flows
              for the six months ended June 30, 1996 and 1995               4

              Notes to Condensed Consolidated Financial Statements          5

     Item 2 - Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                     8

PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings                                            17

     Item 4 - Submission of Matters to a Vote of Security Holders          17

     Item 6 - Exhibits and Reports on Form 8-K                             18

PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                        IVAX CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                  JUNE 30,        DECEMBER 31,
                                                                                    1996              1995
                                                                                 (unaudited)       (audited)
                                                                                -------------    -------------
                             ASSETS

Current assets:
     Cash and cash equivalents                                                  $      16,808    $      14,720
     Accounts receivable, net                                                         378,288          359,165
     Inventories                                                                      310,009          242,260
     Other current assets                                                             107,856           60,673
                                                                                -------------    -------------
         Total current assets                                                         812,961          676,818

Property, plant and equipment, net                                                    406,335          385,419
Cost in excess of net assets of acquired companies, net                               145,268          138,423
Patents, trademarks, licenses and other intangibles, net                               50,971           50,859
Other                                                                                  89,272           83,791
                                                                                -------------    -------------
         Total assets                                                           $   1,504,807    $   1,335,310
                                                                                =============    =============

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Loans payable                                                              $       3,111    $       4,807
     Current portion of long-term debt                                                284,065            3,521
     Accounts payable                                                                 104,263           92,343
     Accrued income taxes payable                                                      13,107            8,632
     Accrued expenses and other current liabilities                                    98,273           96,610
                                                                                -------------    -------------
         Total current liabilities                                                    502,819          205,913

Long-term debt, net of current portion                                                111,271          298,857
Other long-term liabilities                                                            26,736           26,314
Minority interest                                                                      13,061           15,054
                                                                                -------------    -------------
         Total liabilities                                                            653,887          546,138
                                                                                -------------    -------------

Shareholders' equity:
     Common stock                                                                      12,146           11,803
     Capital in excess of par value                                                   502,580          461,603
     Retained earnings                                                                341,604          322,117
     Cumulative translation adjustment and other                                       (5,410)          (6,351)
                                                                                -------------    -------------
         Total shareholders' equity                                                   850,920          789,172
                                                                                -------------    -------------
         Total liabilities and shareholders' equity                             $   1,504,807    $   1,335,310
                                                                                =============    =============

      The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

                        IVAX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

PERIOD ENDED JUNE 30,                                           THREE MONTHS                      SIX MONTHS
(In thousands, except per share data)                     1996             1995            1996             1995
                                                     ------------     ------------    ------------     ------------
NET REVENUES                                         $    273,883     $    306,684    $    607,928     $    587,764

COST OF SALES                                             191,078          176,849         380,648          338,211
                                                     ------------     ------------    ------------     ------------
     Gross Profit                                          82,805          129,835         227,280          249,553
                                                     ------------     ------------    ------------     ------------
OPERATING EXPENSES:
     Selling                                               54,534           44,412         105,499           87,645
     General and administrative                            32,359           24,876          60,857           49,665
     Research and development                              18,085           16,479          34,607           31,664
     Amortization of intangible assets                      2,797            2,559           5,360            4,942
     Merger expenses                                            -                -             184                -
                                                     ------------     ------------    ------------     ------------
     Total operating expenses                             107,775           88,326         206,507          173,916
                                                     ------------     ------------    ------------     ------------
     Income (loss) from operations                        (24,970)          41,509          20,773           75,637

OTHER INCOME (EXPENSE):
     Interest income                                          171              385             492              946
     Interest expense                                      (6,206)          (5,190)        (11,897)         (10,591)
     Other income (expense), net                             (674)           1,069           3,166            4,280
                                                     ------------     ------------    ------------     ------------
                                                           (6,709)          (3,736)         (8,239)          (5,365)
                                                     ------------     ------------    ------------     ------------
     Income (loss) before income taxes, minority
         interest and extraordinary items                 (31,679)          37,773          12,534           70,272

PROVISION (BENEFIT) FOR INCOME TAXES                      (19,466)           8,793         (13,333)          16,653
                                                     ------------     ------------    ------------     ------------
     Income (loss) before minority interest and
         extraordinary items                              (12,213)          28,980          25,867           53,619

MINORITY INTEREST                                          (1,718)            (855)         (3,902)          (2,191)
                                                     ------------     ------------    ------------     ------------
     Income (loss) before extraordinary items             (13,931)          28,125          21,965           51,428

     Extraordinary items, net of taxes                     (2,072)             (20)         (2,073)              34
                                                     ------------     ------------    ------------     ------------
NET INCOME (LOSS)                                    $    (16,003)    $     28,105    $     19,892     $     51,462
                                                     ============     ============    ============     ============
EARNINGS (LOSS) PER COMMON SHARE:

     Primary:
       Earnings (loss) before extraordinary items    $       (.11)    $        .24    $        .18     $        .44
       Extraordinary items                                   (.02)               -            (.02)               -
                                                     ------------     ------------    ------------     ------------
       Net earnings (loss)                           $       (.13)    $        .24    $        .16     $        .44
                                                     ============     ============    ============     ============

     Fully Diluted:
       Earnings (loss) before extraordinary items    $       (.11)    $        .24    $        .18     $        .43
       Extraordinary items                                   (.02)               -            (.02)               -
                                                     ------------     ------------    ------------     ------------
       Net earnings (loss)                           $       (.13)    $        .24    $        .16     $        .43
                                                     ============     ============    ============     ============

WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING:
     Primary                                              121,015          118,741         121,858          118,061
                                                     ============     ============    ============     ============
     Fully Diluted                                        121,015          119,030         121,882          118,586
                                                     ============     ============    ============     ============


  The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        IVAX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

SIX MONTHS ENDED JUNE 30,                                                            1996             1995
                                                                                -------------    -------------
(In thousands)
Cash flows from operating activities:
    Net income                                                                  $      19,892    $      51,462
    Adjustments to reconcile net income to net cash
    provided by (used for) operating activities:
       Depreciation and amortization                                                   27,198           27,063
       Provision (benefit) for deferred taxes                                         (20,501)             777
       Provision for allowances for doubtful accounts                                   2,706            1,646
       Gains on sale of long-term assets                                                    -           (2,921)
       Losses (gains) on extinguishment of debt                                         1,640              (63)
       Minority interest                                                                3,902            2,191
       Changes in assets and liabilities:
          Increase in accounts receivable                                             (13,397)         (27,048)
          Increase in inventories                                                     (64,005)         (21,794)
          Increase in other current assets                                            (18,515)          (3,613)
          Increase in other assets                                                     (3,209)          (1,168)
          Increase (decrease) in accounts payable, accrued expenses
              and other current liabilities                                            11,103          (22,066)
          Decrease in other long-term liabilities                                      (3,322)            (629)
          Other, net                                                                     (972)             677
                                                                                -------------    -------------
          Net cash provided by (used for) operating activities                        (57,480)           4,514
                                                                                -------------    -------------
Cash flows from investing activities:
    Capital expenditures, net of proceeds from sales                                  (39,827)         (49,733)
    Acquisitions of patents, trademarks, licenses,
       and other intangibles, net of sales proceeds                                    (1,267)            (401)
    Acquisitions of businesses, net of cash acquired                                  (12,110)          (2,106)
    Other, net                                                                              -             (303)
                                                                                -------------    -------------
          Net cash used for investing activities                                      (53,204)         (52,543)
                                                                                -------------    -------------
Cash flows from financing activities:
    Payments on long-term debt and loans payable                                     (398,224)         (32,134)
    Borrowings on long-term debt and loans payable                                    485,665           56,027
    Issuance of common stock                                                           31,777            8,244
    Cash dividends paid                                                                (6,057)          (4,632)
                                                                                -------------    -------------
          Net cash provided by financing activities                                   113,161           27,505
                                                                                -------------    -------------
          Effect of exchange rate changes on cash                                        (389)            (722)
                                                                                -------------    -------------
          Net increase (decrease) in cash and cash equivalents                          2,088          (21,246)

Cash and cash equivalents at the beginning of the year                                 14,720           37,045
                                                                                -------------    -------------
Cash and cash equivalents at the end of the period                              $      16,808    $      15,799
                                                                                =============    =============
Supplemental disclosures:

    Interest paid                                                               $      14,696    $      11,255
                                                                                =============    =============
    Income tax payments                                                         $       9,775    $       9,799
                                                                                =============    =============


  The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        IVAX CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1) GENERAL:

         In management's opinion, the accompanying unaudited condensed consolidated financial statements of IVAX Corporation and subsidiaries ("IVAX") contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of IVAX as of June 30, 1996, and the results of its operations for the three and six months ended June 30, 1996 and 1995. The results of operations and cash flows for the six months ended June 30, 1996 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 1996.

         The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in IVAX' Annual Report on Form 10-K for the year ended December 31, 1995.

         The accounting policies followed for interim financial reporting are the same as those disclosed in Note 2 of the Notes to Consolidated Financial Statements included in IVAX' Annual Report on Form 10-K for the year ended December 31, 1995.

(2) EARNINGS (LOSS) PER SHARE:

         Primary earnings (loss) per share is computed by dividing net income
(loss) by the weighted average number of common and dilutive common equivalent shares outstanding for each period. Common stock equivalents include the dilutive effect of all outstanding stock options and warrants using the treasury stock method. Fully diluted earnings (loss) per share assumes the maximum dilutive effect from stock options and warrants, and if applicable, the conversion equivalents of the 6-1/2% Convertible Subordinated Notes due 2001 and, for the three and six months ended June 30, 1995, the 9.00% Convertible Subordinated Debentures due 1995.

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

         The provision (benefit) for income taxes consists of the following (in thousands):

                                                          Three Months                        Six Months
Period Ended June 30,                                 1996             1995              1996             1995
                                                 -------------    --------------    -------------    --------------
Current:
     United States                               $      (1,663)   $        5,802    $      (8,076)   $       11,332
     Foreign, including Puerto Rico
         and U.S. Virgin Islands                         2,703             2,301           15,244             4,544
Deferred                                               (20,506)              690          (20,501)              777
                                                 -------------    --------------    -------------    --------------
Provision (benefit) for income taxes             $     (19,466)   $        8,793    $     (13,333)   $       16,653
                                                 =============    ==============    =============    ==============

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

         During the first half of 1996, IVAX purchased additional shares of Galena a.s. increasing its ownership interest to 74%.

(5) DEBT:

         On May 14, 1996, IVAX entered into a new revolving line of credit with a bank syndicate permitting borrowings of up to $425,000,000. Pursuant to the terms of the credit facility, IVAX has agreed not to pledge or dispose of certain of IVAX' significant subsidiaries. Borrowings under the credit facility generally accrue interest at the London Interbank Offer Rate (LIBOR) plus .45% through August 19, 1996, and thereafter at LIBOR plus between .35% to .70%, depending on certain financial ratios. The credit facility has a five year term and contains various financial covenants, including a restriction on the payment of dividends by IVAX in excess of 35% of IVAX' consolidated net income for any consecutive four-quarter period. Proceeds from the credit facility have been used to refinance previously existing credit facilities and, as discussed below, to make an investment in and advances to McGaw, Inc. ("McGaw"), and will be used for working capital and general corporate purposes, including to finance acquisitions.

         On June 17, 1996, IVAX made an investment in and advances to McGaw in the aggregate amount of $91,150,000 using proceeds from the credit facility. McGaw used the proceeds to redeem the remaining outstanding face value of its 10-3/8% Senior Notes due April 1, 1999 at a purchase price of approximately 102% of their outstanding principal of $87,420,000, plus accrued interest. The redemption resulted in a pre-tax extraordinary loss of $3,455,000.

         IVAX was not in compliance with the fixed charge coverage ratio (the ratio of consolidated earnings before income taxes, depreciation and amortization less consolidated capital expenditures to consolidated fixed charges) required by the credit facility at June 30, 1996. IVAX subsequently obtained a waiver of such noncompliance from the lenders. IVAX intends to request a permanent amendment to the fixed charge coverage ratio covenant. Pending the execution of such an amendment, the $281,820,330 outstanding under the credit facility at June 30, 1996 has been classified within current portion of long-term debt in the accompanying condensed consolidated balance sheet. Although management believes that the lenders will agree to amend the fixed charge coverage ratio covenant, no assurance can be given that the amendment will be executed or that, as part of the amendment, the lenders will not require other terms of the credit facility to be amended, including the interest rate charged on borrowings and other pricing terms.

(6) DIVIDENDS ON COMMON STOCK:

         On June 3, 1996, IVAX paid a $.05 per share cash dividend to holders of record of IVAX' common stock as of May 10, 1996.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in IVAX' Annual Report on Form 10-K for the year ended December 31, 1995 and the Condensed Consolidated Financial Statements and the related Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q. Except for historical information contained herein, the matters discussed below are forward looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting IVAX' operations, markets, products and prices, and other factors discussed elsewhere in this report and the documents filed by IVAX with the Securities and Exchange Commission ("SEC").

RESULTS OF OPERATIONS

                   SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995

         IVAX reported net income of $19.9 million for the six months ended June 30, 1996, compared to $51.5 million for the six months ended June 30, 1995. Income before extraordinary items was $22.0 million for the six months ended June 30, 1996, compared to $51.4 million for the same period of the prior year. Results for the first half of 1996 included $2.1 million in net extraordinary losses from the early extinguishment of debt.

         Primary earnings before extraordinary items per common share were $.18 for the six months ended June 30, 1996, compared to $.44 for the six months ended June 30, 1995. Net earnings per primary common share were $.16 for the first half of 1996, compared to $.44 for the same period of the prior year. The net extraordinary loss of $.02 per common share recorded in the first half of 1996 related to the early extinguishment of debt.

NET REVENUES AND GROSS PROFIT BY BUSINESS SEGMENT:
(In thousands)

Six Months Ended June 30,                                     1996                               1995
                                                 -------------------------------    -------------------------------
                                                      NET              GROSS             NET              GROSS
                                                   REVENUES            PROFIT         REVENUES            PROFIT
                                                 -------------    --------------    -------------    --------------
Pharmaceuticals                                  $     360,127    $      132,989    $     340,496    $      147,246
Intravenous products                                   168,043            56,397          170,839            68,989
Other operations                                        80,663            37,894           76,871            33,318
Intersegment eliminations                                 (905)                -             (442)                -
                                                 -------------    --------------    -------------    --------------
     Total                                       $     607,928    $      227,280    $     587,764    $      249,553
                                                 =============    ==============    =============    ==============

         Net revenues for the first half of 1996 totaled $607.9 million, an increase of $20.2 million, or 3%, compared to the same period of the prior year. Gross profit for the first half of 1996 decreased $22.3 million, or 9%, from the same period of the prior year. Gross profit was $227.3 million (37.4% of net revenues) for the first half of 1996, compared to $249.6 million (42.5% of net revenues) for the first half of 1995.

         Net revenues of IVAX' pharmaceutical operations increased $19.6 million, or 6%, in comparison to the first six months of 1995 due to increased net revenues from the international pharmaceutical operations, partially offset by a reduction in net revenues of the domestic pharmaceutical operations.

         Domestic pharmaceutical net revenues totaled $197.9 million for the first six months of 1996, compared to $212.1 million for the same period of 1995. The $14.2 million, or 7%, decrease in domestic pharmaceuticals net revenues was primarily due to the factors affecting IVAX' United States generic pharmaceutical operations during the second quarter of 1996 discussed below, partially offset by increased net revenues from the sale of certain new generic products manufactured by IVAX and introduced during the past twelve months.

         Significant customer inventories of many of IVAX' important generic drugs combined with significant price declines for certain generic drugs in the 1996 second quarter were the primary factors which resulted in the decline in the United States generic pharmaceutical operations' net revenues. During the past twelve months, IVAX launched several new generic drugs and customers established significant inventories of many of these and other IVAX generic products. During the 1996 second quarter, the net selling price of certain of these products was significantly reduced due to competition. Primarily as a result of these factors, customer inventory credits and reserves for expected returns increased, and net revenues correspondingly decreased, by approximately $53.8 million as compared to the 1995 second quarter. Customer inventory credits, which are made consistent with industry practice to adjust customer accounts for price declines on their existing inventory, represent the majority of this increase. These credits allow customers with established inventories to compete with those buying product at the current market price, and allows IVAX to maintain shelf space, market share and customer loyalty. The increase in reserves for returns compared to the 1995 second quarter is a result of higher levels of customer inventories. Significant customer inventories also resulted in lower reorders and consequently lower sales volume of certain generic drugs.

         As noted in documents previously filed with the SEC, the United States generic drug industry is highly price competitive, with pricing determined by many factors, including the number and timing of regulatory approvals and product introductions by IVAX and its competitors. Although the price of a generic product generally declines over time as competitors introduce additional versions of the product, the actual degree and timing of price competition generally is not predictable. IVAX establises reserves for customer inventory credits in accordance with generally accepted accounting principles. Adjustments to these reserves result from, among other things, the actual degree and timing of additional price declines and the magnitude of customer inventories at the time, and are recorded when identified.

         Sales of cefadroxil, the generic equivalent of Bristol-Myers Squibb's antibiotic Duricef(Registered trademark), approved in March 1996, contributed $27.6 million in net revenues to the first half of 1996. IVAX experienced limited price competition with respect to sales of cefadroxil during the 1996 second quarter and consequently customer inventory credits had a limited impact on net revenues of this product. Although IVAX remains the only FDA approved generic manufacturer of cefadroxil, the company marketing the brand name version of this drug has launched and is currently marketing its own generic form of this product.

         Sales of albuterol metered dose inhaler, the generic equivalent of Glaxo Inc.'s Ventolin(Registered trademark), Inhalation Aerosol, used in the treatment of asthma, approved late in December 1995, generated $33.8 million of net revenues during the first half of 1996. Net revenues attributable to sales of albuterol metered dose inhaler were lower during the second quarter of 1996 as compared to the first quarter of

1996 primarily due to a decline in sales volume resulting from elevated customer inventory levels following the drug's launch and, to a lesser extent, a higher level of customer inventory credits in the 1996 second quarter. The company marketing the brand name version of this drug is also marketing a generic form of the drug, and in August 1996, at least one other generic manufacturer received regulatory approval for an albuterol metered dose inhaler product.

         Net revenues attributable to sales of cefaclor, approved in April 1995, totaled $19.1 million for the first half of 1996 compared to $22.0 million for the first half of 1995, the period in which the product was launched. The decline in net revenues of cefaclor was primarily attributable to price declines and higher levels of customer inventory credits and reserves for expected returns as compared to the first half of 1995.

         Net revenues attributable to sales of verapamil HCl ER tablets totaled $17.4 million in the first half of 1996 compared to $42.4 million in the same period of the prior year. The decline in verapamil net revenues was due primarily to a reduction in the net selling price and, to a lesser extent, a decline in unit volume and a higher level of customer inventory credits as compared to the first half of 1995. During the second quarter of 1996, another generic version of one of the dosage strengths of verapamil sold by IVAX was introduced into the market by a competitor.

         IVAX' international pharmaceutical operations generated net revenues of $162.2 million for the first six months of 1996, compared to $128.4 million for the same period of the prior year. The $33.8 million, or 26%, increase in international pharmaceutical net revenues included an increase of $20.2 million attributable to the combined operations of Elvetium S.A. (Argentina), Alet Laboratorios S.A.E.C.I. y E. and Elvetium S.A. (Uruguay), (collectively, "Elvetium"), acquired in March 1996. Although the acquisition of Elvetium was accounted for as a pooling of interests, the acquisition was recorded as of January 1, 1996 and IVAX' historical results of operations were not restated to give retroactive effect to this acquisition due to the immateriality of the related amounts. The remaining $13.6 million increase in net revenues of the international pharmaceutical operations was due to higher net revenues of Galena a.s. as a result of increased sales of several products and higher sales of branded products in the United Kingdom, partially offset by lower sales volumes of other products in the United Kingdom and the unfavorable impact of exchange rate differences in comparison to the prior year period.

         The gross profit percentage of IVAX' pharmaceutical operations was 36.9% in the first six months of 1996 compared to 43.2% for the first six months of 1995. The decline in the gross profit percentage was primarily attributable to the higher levels of customer inventory credits and reserves for expected returns relating to the United States generic pharmaceutical operations discussed above as well as price declines for U.S. generic drugs.

         Net revenues of the intravenous products division totaled $168.0 million in the first six months of 1996, compared to $170.8 million in the same period of 1995. The $2.8 million decrease in net revenues was primarily due to lower net revenues attributable to Hespan(Registered trademark), McGaw's brand name blood plasma expansion product, principally due to decreased sales prices caused by generic competition, and, to a lesser extent, lower sales volumes of basic nutrition solutions. The gross profit percentage of the intravenous products division decreased from 40.4% for the first six months of 1995 to 33.6% for the same period in 1996. The $12.6 million reduction in gross profit and the decrease in the gross profit percentage were due to several factors: the reduction in the net selling price of Hespan(Registered trademark), a charge to cost of sales due to a decrease in inventory carrying costs as a result of lower standard manufacturing costs adopted as a result of manufacturing efficiencies achieved in 1995, an increase in inventory obsolescence reserves and less favorable manufacturing variances. In February 1995, another pharmaceutical company introduced a generic version of Hespan(Registered trademark) in the United States resulting in both lower prices and a reduction in the intravenous products division's share of the market. Gross profit generated by the intravenous products division is likely to continue to decrease in 1996 as compared to 1995 as a result of competitive pressures in the industry.

         Net revenues and gross profit of IVAX' personal care products, diagnostics and specialty chemicals operations, excluding intersegment eliminations, collectively represent 13.3% and 16.7%, respectively, of consolidated net revenues and consolidated gross profit for the first half of 1996. Combined net revenues and combined gross profit of these other operations increased $3.8 million and $4.6 million, respectively, compared with the first half of 1995, primarily due to the introduction by the personal care products group of the IMAN(TM) product line, which was acquired in November 1995.

OPERATING EXPENSES BY BUSINESS SEGMENT:
(In thousands)

                                           GENERAL          RESEARCH       AMORTIZATION
                                             AND               AND             OF           MERGER
                            SELLING      ADMINISTRATIVE    DEVELOPMENT     INTANGIBLES     EXPENSES         TOTAL
                          -----------   ---------------   -------------   -------------  -----------    -----------
1996 SIX MONTHS
- ---------------
Pharmaceuticals           $    54,066   $       32,017    $      23,805   $      2,052   $        71    $   112,011
Intravenous products           27,605           10,356            8,637          1,741             -         48,339
Other operations               23,828            7,738            2,165          1,554             -         35,285
Corporate and other                 -           10,746                -             13           113         10,872
                          -----------   --------------    -------------   ------------   -----------    -----------
         Total            $   105,499   $       60,857    $      34,607   $      5,360   $       184    $   206,507
                          ===========   ==============    =============   ============   ===========    ===========

1995 SIX MONTHS
- ---------------
Pharmaceuticals           $    38,910   $       23,887    $      22,196   $      1,402   $         -    $    86,395
Intravenous products           27,587           12,157            7,427          2,345             -         49,516
Other operations               21,148            6,635            2,041          1,195             -         31,019
Corporate and other                 -            6,986                -              -             -          6,986
                          -----------   --------------    -------------   ------------   -----------    -----------
         Total            $    87,645   $       49,665    $      31,664   $      4,942   $         -    $   173,916
                          ===========   ==============    =============   ============   ===========    ===========

         Selling expenses totaled $105.5 million (17.4% of net revenues) for the first six months of 1996, compared to $87.6 million (14.9% of net revenues) for the first six months of 1995. Selling expenses of Elvetium, acquired during the first quarter of 1996, accounted for $5.7 million of the total $17.9 million increase. The remaining $12.2 million increase was primarily due to increased sales and marketing expenses associated with the launch of newly approved products of IVAX' pharmaceutical operations and the introduction by the personal care products group of the IMAN(TM) product line.

         General and administrative expenses totaled $60.9 million (10.0% of net revenues) for the first half of 1996, compared to $49.7 million (8.5% of net revenues) for the first half of 1995, an increase of $11.2 million. General and administrative expenses of the pharmaceutical operations increased $8.1 million as compared to the first half of 1995 primarily as a result of general and administrative expenses associated with Elvetium and an increase in personnel and office costs in the United Kingdom. Corporate general and administrative expenses increased $3.8 million, as compared to the first half of 1995, primarily due to increases in health insurance, personnel, travel and facilities costs.

         Research and development expenses for the first half of 1996 increased $2.9 million, or 9%, compared to the first half of 1995, to a total of $34.6 million. Expenditures by IVAX' pharmaceutical operations represented 69% of the total research and development expenses for the first half of 1996. Management intends to continue to increase the level of its research and development efforts. Actual expenditures will depend on, among other things, the outcome of clinical testing of products under development, delays or changes in government required testing and approval procedures, technological and competitive developments, and strategic marketing decisions.

         Other expense, net, increased $2.9 million in the first half of 1996, as compared to the first half of the prior year, primarily due to an increase in interest expense associated with additional borrowings to fund working capital, as well as additional income in the first half of 1995 resulting from gains recorded on the sale of an investment in equity securities of an affiliated company and the sale of certain trademarks by the personal care products group.

                 THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1995

         IVAX reported a net loss of $16.0 million for the three months ended June 30, 1996, compared to net income of $28.1 million for the three months ended June 30, 1995. Loss before extraordinary items was $13.9 million for the 1996 second quarter, compared to income before extraordinary items of $28.1 million for the same period of the prior year. Results for the 1996 second quarter included a $2.1 million net extraordinary loss from the extinguishment of debt.

         Net loss per primary common share was $.13 for the second quarter of 1996 compared to $.24 in net earnings per primary common share reported for the second quarter of 1995. The net loss per primary common share includes a net extraordinary loss of $.02 per primary common share from the early extinguishment of debt.

NET REVENUES AND GROSS PROFIT BY BUSINESS SEGMENT:
(In thousands)

Three Months Ended June 30,                                   1996                               1995
                                                 -------------------------------    -------------------------------
                                                      NET              GROSS             NET              GROSS
                                                   REVENUES            PROFIT         REVENUES            PROFIT
                                                 -------------    --------------    -------------    --------------
Pharmaceuticals                                  $     147,997    $       33,605    $     181,764    $       77,478
Intravenous products                                    84,840            29,569           87,592            36,498
Other operations                                        41,419            19,631           37,690            15,859
Intersegment eliminations                                 (373)                -             (362)                -
                                                 -------------    --------------    -------------    --------------
     Total                                       $     273,883    $       82,805    $     306,684    $      129,835
                                                 =============    ==============    =============    ==============

         Net revenues for the second quarter of 1996 totaled $273.9 million, a decrease of $32.8 million, or 11%, compared to the same period of the prior year. Gross profit in the second quarter of 1996 decreased $47.0 million, or 36%, from the same period of the prior year. Gross profit was $82.8 million (30.2% of net revenues) for the 1996 second quarter, compared to $129.8 million (42.3% of net revenues) for the 1995 second quarter.

         Net revenues of IVAX' pharmaceuticals operations decreased $33.8 million, or 19%, in comparison to the second quarter of 1995. An increase of $21.0 million in net revenues of IVAX' international pharmaceutical operations was more than offset by a decrease of $54.8 million in net revenues of IVAX' domestic pharmaceutical operations.

         Domestic pharmaceutical net revenues totaled $63.7 million for the second quarter of 1996, compared to $118.5 million for the same period of the prior year. The $54.8 million decrease in net revenues of the domestic pharmaceutical operations was primarily due to $53.8 million of higher levels of customer inventory credits and reserves for expected returns as compared to the second quarter of 1995, as a result of price declines at a time of significant customer inventory levels as discussed in "Results of Operations - Six months ended June 30, 1996 compared to six months ended June 30, 1995." The decline in net revenues was also attributable to lower sales volumes as a result of high customer inventory levels and decreased prices of certain generic products, partially offset by an increase in net revenues generated by certain new generic products manufactured by IVAX and introduced into the market over the past twelve months.

         Net revenues attributable to sales of cefadroxil, approved in March 1996, were $17.1 million in the 1996 second quarter. IVAX experienced limited price competition with respect to sales of cefadroxil during the 1996 second quarter and consequently customer inventory credits had a limited impact on net revenues of this product.

         Sales of IVAX' albuterol metered dose inhaler, approved in late December 1995, contributed $5.4 million in net revenues to the second quarter of 1996.

         Net revenues attributable to sales of cefaclor totaled $2.3 million in the second quarter of 1996 compared to $22.0 million in the second quarter of the prior year, the period in which the drug was launched. The decline in net revenues of cefaclor was due to decreased selling prices and volume and higher levels of customer inventory credits and reserves for expected returns as compared to the second quarter of 1995.

         Net revenues attributable to sales of verapamil HCl ER tablets totaled $1.6 million in the second quarter of 1996 compared to $20.6 million in the second quarter of the prior year. The decline in net revenues in the 1996 second quarter compared to the same period of the prior year was due primarily to the reduction in the net selling price of verapamil and higher levels of customer inventory credits and, to a lesser extent, a decline in sales volume. During the second quarter of 1996, another generic version of one of the dosage strengths of verapamil sold by IVAX was introduced into the market by a competitor.

         IVAX' international pharmaceutical operations generated net revenues of $84.3 million in the second quarter of 1996, compared to $63.3 million for the same quarter of the prior year. The $21.0 million, or 33%, increase in international pharmaceutical net revenues was primarily due to $11.8 million in net revenues attributable to the operations of Elvetium, acquired in March 1996. The remaining $9.2 million increase in net revenues of the international pharmaceutical operations was primarily due to an increase in sales of several products by Galena a.s. and an increase in sales of branded and generic products in the United Kingdom, partially offset by the unfavorable impact of exchange rate differences.

         The gross profit percentage of IVAX' pharmaceutical operations decreased from 42.6% in the second quarter of 1995 to 22.7% in the second quarter of 1996. The decline in gross profit percentage of IVAX' pharmaceutical operations is primarily due to the higher levels of customer inventory credits and reserves for expected returns relating to the United States generic pharmaceutical operations discussed in "Results of Operations - Six months ended June 30, 1996 compared to six months ended June 30, 1995" as well as price declines for U.S. generic drugs.

         The intravenous products division generated net revenues of $84.8 million during the second quarter of 1996, a decrease of $2.8 million from the same quarter of 1995. Price decreases for

Hespan(Registered trademark), McGaw's brand name blood plasma expansion product, and basic and specialty nutrition sets and solutions were primarily responsible for the decline in the net revenues of the intravenous products division. The gross profit percentage of the intravenous products division decreased from 41.7% for the second quarter of 1995 to 34.9% for the same period in 1996. The $6.9 million reduction in gross profit and the decrease in the gross profit percentage were due to the reduction in the net selling price of Hespan(Registered trademark), an increase in inventory obsolescence reserves and less favorable manufacturing variances.

         Net revenues and gross profit of IVAX' personal care products, diagnostics and specialty chemicals operations, excluding intersegment eliminations, collectively represent 15.1% and 23.7%, respectively, of consolidated net revenues and consolidated gross profit for the second quarter of 1996. Combined net revenues and combined gross profit of these other operations increased $3.7 million and $3.8 million, respectively, compared with the second quarter of 1995, primarily due to the introduction by the personal care products group of the IMAN(TM) product line, acquired in November
1995.

OPERATING EXPENSES BY BUSINESS SEGMENT:
(In thousands)

                                           GENERAL          RESEARCH      AMORTIZATION
                                             AND               AND            OF           MERGER
                            SELLING     ADMINISTRATIVE     DEVELOPMENT    INTANGIBLES     EXPENSES         TOTAL
                          -----------   --------------    -------------   ------------   -----------    -----------
1996 THREE MONTHS
- -----------------
Pharmaceuticals           $    28,301   $       17,335    $      12,658   $      1,303   $         -    $    59,597
Intravenous products           13,760            5,188            4,329            748             -         24,025
Other operations               12,473            3,994            1,098            734             -         18,299
Corporate and other                 -            5,842                -             12             -          5,854
                          -----------   --------------    -------------   ------------   -----------    -----------
         Total            $    54,534   $       32,359    $      18,085   $      2,797   $         -    $   107,775
                          ===========   ==============    =============   ============   ===========    ===========

1995 THREE MONTHS
- -----------------
Pharmaceuticals           $    20,048   $       10,869    $      11,523   $        812   $         -    $    43,252
Intravenous products           13,719            6,030            3,880          1,173             -         24,802
Other operations               10,645            3,040            1,076            574             -         15,335
Corporate and other                 -            4,937                -              -             -          4,937
                          -----------   --------------    -------------   ------------   -----------    -----------
         Total            $    44,412   $       24,876    $      16,479   $      2,559   $         -    $    88,326
                          ===========   ==============    =============   ============   ===========    ===========

         Selling expenses totaled $54.5 million (19.9% of net revenues) for the second quarter of 1996, compared to $44.4 million (14.5% of net revenues) for the second quarter of 1995. Selling expenses of Elvetium, which was acquired in the first quarter of 1996, accounted for $3.2 million of the total $10.1 million increase. The remaining $6.9 million increase was primarily due to increased sales and marketing expenses associated with the launch of newly approved products of IVAX' pharmaceutical operations and the personal care products group's IMAN(TM) product line.

         General and administrative expenses totaled $32.4 million (11.8% of net revenues) for the second quarter of 1996, compared to $24.9 million (8.1% of net revenues) for the second quarter of 1995, an increase of $7.5 million. General and administrative expenses associated with Elvetium were responsible for $2.1 million of the increase in this expense category. The remaining $5.4 million increase is primarily attributable to increases in personnel and office expenses in the United Kingdom, as well as increases in health insurance costs at corporate and personnel costs of the domestic pharmaceutical operations.

         Research and development expenses for the second quarter of 1996 increased $1.6 million, or 10%, compared to the 1995 second quarter, to a total of $18.1 million. Expenditures by IVAX' pharmaceutical operations represented 70% of the total research and development expenses for the second quarter of 1996.

         Other expense, net, increased $3.0 million from the second quarter of the prior year, primarily due to an increase in interest expense associated with additional borrowings to fund working capital.

CURRENCY FLUCTUATIONS

         For the three and six months ended June 30, 1996, approximately 26% and 25%, respectively, of IVAX' net revenues were attributable to operations which principally generated revenues in currencies other than the United States dollar, compared to approximately 22% and 23% for the three and six months ended June 30, 1995, respectively. Fluctuations in the value of foreign currencies relative to the United States dollar impact the reported results of operations for IVAX. If the United States dollar weakens relative to the foreign currency, the earnings generated in the foreign currency will, in effect, increase when converted into United States dollars and vice versa. As a result of exchange rate differences, net revenues decreased by approximately $3.0 million and $4.7 million for the three and six months ended June 30, 1996, respectively, as compared to the same periods of the prior year.

INCOME TAXES

         IVAX recognized a $13.3 million tax benefit for the six months ended June 30, 1996. The tax benefit includes the recognition in the 1996 second quarter of a deferred tax asset of $7.1 million by McGaw following an adjustment by the Internal Revenue Service of the tax basis amortization of certain intangible assets as well as the recognition in the 1996 first quarter of a $1.1 million tax incentive provided by the state of California. The tax benefit also resulted from domestic losses benefited at the prevailing federal and state statutory rates.

LIQUIDITY AND CAPITAL RESOURCES

         IVAX used $57.5 million in cash for operating activities during the first six months of 1996, compared to $4.5 million in cash generated from operating activities during the first six months of 1995. The increase in cash used for operating activities, as compared to the first half of 1995, was primarily the result of a higher rate of growth in inventories and accounts receivable, partially offset by an increase in accounts payable and other current liabilities compared to a decrease in the first six months of 1995. The increase in inventories and accounts receivable is primarily due to the growth in operations attributable to new generic products introduced into the market over the past twelve months as well as higher levels of inventory resulting from lower second quarter 1996 sales as discussed under "Results of Operations - Six months ended June 30, 1996 compared to the six months ended June 30, 1995."

         Net cash of $53.2 million was utilized for investing activities during the first half of 1996 as compared to $52.5 million for the same period of the prior year. A $9.9 million decline in capital expenditures was offset by IVAX' purchase of additional shares of Galena a.s. increasing its ownership interest to 74%.

         Net cash of $113.2 million was provided by financing activities during the first six months of 1996, compared to $27.5 million in the same period of the prior year, primarily reflecting additional borrowings to finance the growth in accounts receivable and inventories discussed above, as well as the receipt of higher levels of cash on the exercise of stock options as compared to the first six months of 1995.

         As discussed in Note 5, Debt, in the Notes to Condensed Consolidated Financial Statements, on May 14, 1996, IVAX entered into a new revolving line of credit with a bank syndicate permitting borrowings of up to $425 million. Proceeds from the credit facility have been used to refinance previously existing credit facilities and to make an investment in and advances to McGaw to permit it to redeem its 10-3/8% Senior Notes due 1999, and will be used for working capital and general corporate purposes, including to finance acquisitions.

         IVAX was not in compliance with the fixed charge coverage ratio (the ratio of consolidated earnings before income taxes, depreciation and amortization less consolidated capital expenditures to consolidated fixed charges) required by the credit facility at June 30, 1996. IVAX subsequently obtained a waiver of such noncompliance from the lender. IVAX intends to request a permanent amendment to the fixed charge coverage ratio covenant. Pending the execution of such an amendment, the $281.8 million outstanding under the credit facility at June 30, 1996 has been classified within current portion of long-term debt in the accompanying condensed consolidated balance sheet. Although management believes that the lenders will agree to amend the fixed charge coverage ratio covenant, no assurance can be given that the amendment will be executed or that, as part of the amendment, the lenders will not require other terms of the credit facility to be amended, including the interest rate charged on borrowings and other pricing terms.

         IVAX' principal sources of short-term liquidity are borrowings under the credit facility and internally generated funds. In the event that the lenders do not agree to amend the fixed charge coverage ratio covenant and IVAX does not satisfy the covenant in future periods, management believes that IVAX will be able to secure alternate short-term financing to support its ongoing operational requirements. However, finding alternate lenders and negotiating and executing a new credit agreement may involve a significant amount of time, and no assurance can be given that the terms of an alternate credit facility would be the same or similar to the terms of the existing credit facility. For the long-term, IVAX believes it will be able to obtain long-term capital and financing to the extent necessary.

         At June 30, 1996, IVAX' working capital was approximately $310.1 million, compared to $470.9 million at December 31, 1995. The reduction in working capital is principally due to the classification of the revolving credit facility within the current portion of long-term debt, as discussed above, partially offset by a growth in the remaining components of working capital, also as discussed above. Cash and cash equivalents totaled $16.8 million at June 30, 1996, as compared to $14.7 million at year-end 1995 and $15.8 million as of June 30, 1995.

         On June 3, 1996, IVAX paid a $.05 per share cash dividend to holders of record of IVAX' common stock as of May 10, 1996. In each of June and December 1995, IVAX paid cash dividends of $.04 per share. Under the terms of the revolving credit facility, IVAX is restricted from paying dividends in excess of 35% of consolidated net income for any consecutive four quarter period. The declaration and payment of future dividends will be made at the discretion of the board of directors and will depend to a large extent on future results of operations.

PART II -- OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

         In July and August 1996, individuals purporting to be shareholders of IVAX filed actions styled MALIN VS. IVAX CORPORATION AND PHILLIP FROST, ET AL.; STEINER, ET AL. VS. IVAX CORPORATION AND PHILLIP FROST, ET AL.; SALTZMAN, ET AL. VS. IVAX CORPORATION AND PHILLIP FROST, ET AL.; KNOPF, ET AL. VS. IVAX CORPORATION AND PHILLIP FROST, ET AL.; BRAUNSTEIN VS. IVAX CORPORATION AND PHILLIP FROST, ET AL.; ZAPHIRIS, ET AL. VS. IVAX CORPORATION AND PHILLIP FROST, ET AL.; PLEGGENKUHLE, ET AL. VS. IVAX CORPORATION AND PHILLIP FROST, ET AL; WEISS VS. IVAX CORPORATION AND PHILLIP FROST, ET AL; and FERRETTI VS. IVAX CORPORATION AND PHILLIP FROST, ET AL. against IVAX and certain of its officers and directors in the United States District Court for the Southern District of Florida. The plaintiffs in the MALIN, SALTZMAN, BRAUNSTEIN, ZAPHIRIS, PLEGGENKUHLE, WEISS AND FERRETTI actions seek to act as representatives of a class consisting of all purchasers of IVAX' common stock between February 26, 1996 and June 27, 1996. The plaintiffs in the STEINER action seek to act as representatives of a class consisting of all purchasers of IVAX' common stock between July 31, 1995 and June 27, 1996. The plaintiffs in the KNOPF action seek to act as representatives of a class consisting of all purchasers of IVAX' common stock between April 1, 1996 and June 27, 1996. The complaints, which contain essentially the same allegations, allege violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated by the Securities and Exchange Commission. The complaints generally assert that IVAX made untrue statements of material fact and/or omitted to state material facts necessary to make statements made not misleading in its public disclosure documents and in communications to the public regarding its operations and financial results. These allegations are centered around claims that IVAX failed to disclose that it offered its customers credits on their inventories of IVAX pharmaceutical products in the event of subsequent price declines and failed to establish reserves for such credits. In general, the complaints seek an unspecified amount of compensatory damages, pre-judgment interest, litigation costs and attorney's fees. IVAX is aware of, but to date has not been served with, other lawsuits which make essentially the same allegations and which seek similar relief. IVAX intends to defend all of the lawsuits vigorously. Although IVAX believes that these lawsuits are without merit, their respective outcomes cannot be predicted. If determined adversely to IVAX, any of the lawsuits would likely have a material adverse effect on IVAX' financial position and results and operations.

         In connection with the L-Tryptophan litigation previously reported in IVAX' Annual Report on Form 10-K for the year ended December 31, 1995, as of August 7, 1996, 109 of the L-Tryptophan lawsuits filed against Goldline Laboratories, Inc. had been settled and only one remains pending.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At IVAX' annual meeting of shareholders held on June 7, 1996, IVAX' shareholders elected fourteen directors and approved a proposal to amend the IVAX Corporation 1994 Stock Option Plan (the "Plan") to increase the number of shares issuable pursuant to the Plan and to modify the method of payment for the exercise of stock options under the Plan.

         The number of votes cast for and withheld for each nominee for directors were as follows:

     DIRECTOR                              FOR                WITHHELD
     --------                              ---                --------
     Mark Andrews                      100,159,551             452,539
     Lloyd Bentsen                      98,980,578           1,631,512
     Ernst Biekert, Ph.D.              100,200,100             411,990
     Dante B. Fascell                   94,478,998           6,133,092
     Jack Fishman, Ph.D.               100,215,333             396,757
     Phillip Frost, M.D.               100,218,543             393,547
     Harold S. Geneen                  100,119,915             492,175
     Jane Hsiao, Ph.D.                 100,222,197             389,893
     Lyle Kasprick                     100,219,872             392,218
     Isaac Kaye                        100,216,616             395,474
     Harvey M. Krueger                  94,638,937           5,973,153
     John H. Moxley, III, M.D.         100,219,478             392,612
     M. Lee Pearce, M.D.               100,215,441             396,649
     Michael Weintraub                 100,210,831             401,259

         The number of votes cast for and against the proposal to amend the Plan, as well as the number of abstentions, were as follows: For: 91,589,915;
Against: 8,567,093; and Abstain: 455,082.

         There were no broker non-votes with respect to either of the foregoing matters.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         10 Revolving Credit and Reimbursement Agreement by and among IVAX Corporation, as Borrower, Norton Healthcare, Limited, as Co-Borrower, and the Lenders party thereto or referenced therein, and NationsBank, National Association, as Administrative and Documentation Agent and Lender, and BA Securities, Inc., as Syndication Agent, dated as of May 14, 1996*

         11       Computation of Earnings (Loss) Per Share

         27       Financial Data Schedule

         99 August 2, 1996 press release regarding IVAX' announcement of its 1996 second quarter results

(b)      Current Report on Form 8-K

         On June 27, 1996, IVAX filed a Current Report on Form 8-K relating to its June 27, 1996 press release regarding its outlook for the 1996 second quarter earnings.

- ----------

*Certain exhibits and schedules to this document have not been filed. The Registrant agrees to furnish a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             IVAX CORPORATION

         Date:  August 14, 1996              By: /s/ MICHAEL W. FIPPS
                                                 --------------------
                                                 Michael W. Fipps
                                                 Senior Vice President-Finance
                                                 Chief Financial Officer