Form 10-Q
period 1996-09-30
IVAX CORP /DE
filed 1996-11-14
CIK 772197

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

      121,473,962 SHARES OF COMMON STOCK, $.10 PAR VALUE, OUTSTANDING AS OF OCTOBER 31, 1996.

                               IVAX CORPORATION

                                    INDEX

PART I - FINANCIAL INFORMATION                                       PAGE NO.
                                                                     --------

 Item 1 - Financial Statements

          Condensed Consolidated Balance Sheets as of
          September 30, 1996 and December 31, 1995                     2

          Condensed Consolidated Statements of Operations
          for the three and nine months ended
          September 30, 1996 and 1995                                  3

          Condensed Consolidated Statements of Cash Flows
          for the nine months ended September 30, 1996 and 1995        4

          Notes to Condensed Consolidated Financial Statements         5

 Item 2 - Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          9

PART II - OTHER INFORMATION

 Item 1 - Legal Proceedings                                           20

 Item 6 - Exhibits and Reports on Form 8-K                            20

PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                      IVAX CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                    SEPTEMBER 30,   DECEMBER 31,
                                                        1996            1995
                                                     (UNAUDITED)     (AUDITED)
                                                    -------------   ------------
                    ASSETS
Current assets:
   Cash and cash equivalents                         $    15,088    $    14,720
   Accounts receivable, net                              278,246        359,165
   Inventories                                           314,408        242,260
   Other current assets                                  100,457         60,673
                                                     -----------    -----------
      Total current assets                               708,199        676,818

Property, plant and equipment, net                       406,740        385,419
Cost in excess of net assets of acquired
  companies, net                                          49,978        138,423
Patents, trademarks, licenses and other
  intangibles, net                                        50,916         50,859
Other                                                    141,334         83,791
                                                     -----------    -----------
      Total assets                                   $ 1,357,167    $ 1,335,310
                                                     ===========    ===========

      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Loans payable                                     $     5,308    $     4,807
   Current portion of long-term debt                       2,120          3,521
   Accounts payable                                       77,429         92,343
   Accrued income taxes payable                           23,526          8,632
   Accrued expenses and other current
     liabilities                                         125,909         96,610
                                                     -----------    -----------
      Total current liabilities                          234,292        205,913

Long-term debt, net of current portion                   415,923        298,857
Other long-term liabilities                               20,921         26,314
Minority interest                                         14,089         15,054
                                                     -----------    -----------
      Total liabilities                                  685,225        546,138
                                                     -----------    -----------
Shareholders' equity:
   Common stock                                           12,147         11,803
   Capital in excess of par value                        502,621        461,603
   Retained earnings                                     162,936        322,117
   Cumulative translation adjustment and other            (5,762)        (6,351)
                                                     -----------    -----------
      Total shareholders' equity                         671,942        789,172
                                                     -----------    -----------
      Total liabilities and shareholders' equity     $ 1,357,167    $ 1,335,310
                                                     ===========    ===========

      The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

                      IVAX CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

PERIOD ENDED SEPTEMBER 30,               THREE MONTHS          NINE MONTHS
(In thousands, except per              1996       1995       1996       1995
share data)                         ---------   --------  ---------   --------

NET REVENUES                        $ 222,720   $310,212   $830,648   $897,976
COST OF SALES                         191,713    183,469    572,361    521,680
                                    ---------   --------  ---------   --------
   Gross Profit                        31,007    126,743    258,287    376,296
                                    ---------   --------  ---------   --------
OPERATING EXPENSES:
   Selling                             57,566     45,241    163,064    132,886
   General and administrative          45,241     30,336    106,099     80,001
   Research and development            18,894     15,836     53,501     47,500
   Amortization of intangible assets 2,774 2,394 8,134 7,336 Restructuring costs and asset
     write-downs                      118,315          -    118,315          -
   Merger expenses                          -          -        184          -
                                    ---------   --------  ---------   --------

   Total operating expenses           242,790     93,807    449,297    267,723
                                    ---------   --------  ---------   --------

   Income (loss) from operations     (211,783)    32,936   (191,010)   108,573

OTHER INCOME (EXPENSE):
   Interest income                        198        430        690      1,376
   Interest expense                    (6,254)    (4,402)   (18,151)   (14,993)
   Other income (expense), net           (638)       947      2,528      5,227
                                    ---------   --------  ---------   --------

                                       (6,694)    (3,025)   (14,933)    (8,390)
                                    ---------   --------  ---------   --------
   Income (loss) before income
      taxes, minority interest
      and extraordinary items        (218,477)    29,911   (205,943)   100,183

PROVISION (BENEFIT) FOR
  INCOME TAXES                        (40,553)     1,291    (53,886)    17,944
                                    ---------   --------  ---------   --------
   Income (loss) before minority
      interest and extraordinary
      items                          (177,924)    28,620   (152,057)    82,239

MINORITY INTEREST                        (745)    (1,038)    (4,647)    (3,229)
                                    ---------   --------  ---------   --------
   Income (loss) before
      extraordinary items            (178,669)    27,582   (156,704)    79,010
   Extraordinary items, net
      of taxes                              -          -     (2,073)        34
                                    ---------   --------  ---------   --------

NET INCOME (LOSS)                   $(178,669)  $ 27,582  $(158,777)  $ 79,044
                                    =========   ========  =========   ========

EARNINGS (LOSS) PER COMMON SHARE:

   Primary:
     Earnings (loss) before
       extraordinary items          $   (1.47)  $    .23   $  (1.29)  $    .67
     Extraordinary items                    -          -       (.02)        -
                                    ---------   --------   --------   --------
     Net earnings (loss)            $   (1.47)  $    .23   $  (1.31)  $    .67
                                    =========   ========   ========   ========
   Fully Diluted:
     Earnings (loss) before
       extraordinary items          $  (1.47)   $    .23   $  (1.29)  $    .66
     Extraordinary items                    -          -       (.02)         -
                                    ---------   --------   --------   --------
     Net earnings (loss)            $  (1.47)   $    .23   $  (1.31)  $    .66
                                    ========    ========   ========   ========
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING:

   Primary                            121,467    119,312    120,774    118,842
                                    =========   ========   ========   ========
   Fully Diluted                      121,467    120,692    120,774    120,578
                                    =========   ========   ========   ========

      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                      IVAX CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

NINE MONTHS ENDED SEPTEMBER 30,                              1996       1995
(In thousands)                                            ----------  ---------

Cash flows from operating activities:
   Net income (loss)                                      $(158,777)  $  79,044
   Adjustments to reconcile net income
     (loss) to net cash provided by
     (used for) operating activities:
     Non cash charges relating to restructuring
       costs and asset write-downs                          118,315           -
     Depreciation and amortization                           41,401      39,917
     Benefit for deferred taxes                             (43,872)     (1,644)
     Provision for allowances for doubtful accounts          23,669       3,720
     Losses (gains) on sale of long-term assets                 232      (2,921)
     Losses (gains) on extinguishment of debt                 1,640         (63)
     Minority interest                                        4,647       3,229
     Changes in assets and liabilities:
       Decrease (increase) in accounts receivable            66,387     (62,637)
       Increase in inventories                              (67,511)    (18,204)
       Increase in other current assets                     (32,297)     (8,791)
       Increase in other assets                             (11,970)     (2,129)
       Increase (decrease) in accounts payable,
         accrued expenses and other
         current liabilities                                  6,169      (7,283)
       Decrease in other long-term liabilities               (7,865)     (1,322)
       Other, net                                              (746)      1,132
                                                          ---------   ---------
       Net cash provided by (used for)
         operating activities                               (60,578)     22,048
                                                          ---------   ---------
Cash flows from investing activities:
   Capital expenditures, net of proceeds from sales         (61,336)    (72,395)
   Acquisitions of patents, trademarks, licenses,
     and other intangibles, net of sales proceeds            (2,698)       (687)
   Acquisitions of businesses, net of cash acquired         (12,110)     (4,831)
   Other, net                                                     -        (397)
                                                          ---------   ---------

       Net cash used for investing activities               (76,144)    (78,310)
                                                          ---------   ---------
Cash flows from financing activities:
   Payments on long-term debt and loans payable            (456,555)    (50,759)
   Borrowings on long-term debt and loans payable           568,643      83,429
   Issuance of common stock                                  31,779      20,444
   Cash dividends paid                                       (6,057)     (4,632)
                                                          ---------   ---------

       Net cash provided by financing activities            137,810      48,482
                                                          ---------   ---------

       Effect of exchange rate changes on cash                 (720)        191
                                                          ---------   ---------
       Net increase (decrease) in cash and
         cash equivalents                                       368      (7,589)

Cash and cash equivalents at the beginning of the year       14,720      37,045
                                                          ---------   ---------

Cash and cash equivalents at the end of the period        $  15,088   $  29,456
                                                          =========   =========
Supplemental disclosures:
   Interest paid                                          $  18,186   $  11,884
                                                          =========   =========

   Income tax payments                                    $  12,123   $  11,661
                                                          =========   =========

      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                      IVAX CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

(1) GENERAL:

      In management's opinion, the accompanying unaudited condensed consolidated financial statements of IVAX Corporation and subsidiaries ("IVAX") contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of IVAX as of September 30, 1996, and the results of its operations for the three and nine months ended September 30, 1996 and 1995. The results of operations and cash flows for the nine months ended September 30, 1996 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 1996.

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

(2) EARNINGS (LOSS) PER SHARE:

      Primary earnings (loss) per share is computed by dividing net income
(loss) by the weighted average number of common and dilutive common equivalent shares outstanding for each period. Common stock equivalents include the dilutive effect of all outstanding stock options and warrants using the treasury stock method. Fully diluted earnings (loss) per share assumes the maximum dilutive effect from stock options and warrants, and if applicable, the conversion equivalents of the 6-1/2% Convertible Subordinated Notes due 2001 and, for the three and nine months ended September 30, 1995, the 9.00% Convertible Subordinated Debentures due 1995.

(3)  RESTRUCTURING COSTS AND ASSET WRITE-DOWNS:

RESTRUCTURING COSTS

      During the third quarter of 1996, IVAX approved and initiated a restructuring program aimed at reducing costs and enhancing operating efficiencies in the company's United States generic pharmaceutical operations. The restructuring program primarily involves facility consolidations, work force reductions and other cost saving measures. IVAX recorded a pre-tax restructuring charge of $13,974,000 ($8,445,200 after-tax) in the 1996 third quarter, comprised of

$8,650,000 for the estimated loss on sale of closed manufacturing plants; $3,000,000 for other plant closures and related costs; and $2,324,000 for severance and other employee termination benefits associated with the work force reductions. As of September 30, 1996, no costs had been charged against established reserves.

ASSET WRITE-DOWNS

      During the third quarter of 1996, management reevaluated the carrying value of certain long-lived assets and goodwill related to those assets held and used in IVAX' United States generic pharmaceutical and specialty chemical operations. This reevaluation was necessitated by management's determination that, based on recent results of operations and the restructuring program described above, the expected future results of operations and cash flows from these businesses would be substantially lower than previously expected by management. As a result, and in accordance with Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," IVAX recorded a charge of $55,898,878 (pre- and after-tax) to reduce the carrying value of goodwill related to its United States generic pharmaceutical distribution operations, and charges of $9,752,867 ($6,195,941 after-tax) and $38,689,207 (pre- and after-tax) to reduce the carrying value of certain fixed assets and goodwill, respectively, related to certain product lines of its specialty chemical operations. Management determined the amount of the write-downs based on various valuation techniques, including discounted cash flow analysis and net realizable value for assets to be held and used.

(4) INCOME TAXES:

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

      The provision (benefit) for income taxes consists of the following (in thousands):

                                       THREE MONTHS            NINE MONTHS
Period Ended September 30,          1996        1995        1996       1995
                                 ----------  ---------   ----------  ---------
Current:
  United States                  $ (19,081)  $    (859)  $ (27,157)  $  10,473
  Foreign, including Puerto Rico
  and U.S. Virgin Islands            1,899       4,571      17,143       9,115
Deferred                           (23,371)     (2,421)    (43,872)     (1,644)
                                 ---------   ---------   ---------   ---------
Provision (benefit) for
  income taxes                   $ (40,553)  $   1,291   $ (53,886)  $  17,944
                                 =========   =========   =========   =========

      As of September 30, 1996, other current and non-current assets and liabilities include a $95,472,241 net deferred tax asset. A portion of the net deferred tax asset in the amount of $20,532,954 will be realized by a refund of federal income taxes paid in prior years and available in the carryback period. Realization of the remaining $74,939,287 ($51,491,526 and $23,447,761 domestic and foreign, respectively) is dependent upon generating sufficient future taxable income. Although realization is not assured, management believes it is more likely than not that the remaining deferred tax asset will be realized based upon estimated future taxable income. Management's estimates of future taxable income are subject to revision due to, among other things, regulatory and competitive factors affecting the generic pharmaceutical industry. Such factors are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in IVAX' Annual Report on Form 10-K for the year ended December 31, 1995 and Item 2 of this Quarterly Report on Form 10-Q.

(5) BUSINESS COMBINATIONS:

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

      During the first half of 1996, IVAX purchased additional shares of Galena a.s. increasing its ownership interest to approximately 74%.

(6) DEBT:

      On May 14, 1996, IVAX entered into a revolving line of credit with a bank syndicate permitting borrowings of up to $425,000,000. On November 14, 1996, IVAX entered into an amendment to the revolving line of credit, which, among other things, reduces permitted borrowings to $375,000,000 and shortens the maturity of the line of credit from May 2001 to November 1999. Borrowings under the amended credit facility generally accrue interest at the London Interbank Offer Rate (LIBOR) plus 2% through December 31, 1996, and thereafter at LIBOR plus between .88% and 2%, depending on certain financial ratios. Pursuant to the terms of the amended credit facility, IVAX has agreed to pledge to the lenders stock of certain subsidiaries and certain accounts receivable, inventory, intangible assets, and property, plant and equipment; not dispose of any of its assets without lender approval other than in the ordinary course of business; not consummate any acquisitions without lender approval; not pay cash dividends; and limit capital expenditures and indebtedness. The amended credit facility contains various financial covenants, including required minimum levels of earnings before income taxes, depreciation and amortization, and tangible net worth. Proceeds from the credit facility were used to refinance previously existing credit facilities and, as discussed below, to make an investment in and advances to McGaw, Inc. ("McGaw"), and will be used for working capital and general corporate purposes.

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

(7) DIVIDENDS ON COMMON STOCK:

      On June 3, 1996, IVAX paid a $.05 per share cash dividend to holders of record of IVAX' common stock as of May 10, 1996. On November 8, 1996, IVAX' Board of Directors did not declare a dividend for the second half of 1996. Under the terms of the amended credit facility, as discussed in Note 6, Debt, above, IVAX is prohibited from paying cash dividends.

(8) SUBSEQUENT EVENT:

      On November 10, 1996, IVAX entered into a definitive merger agreement with Bergen Brunswig Corporation. Bergen Brunswig Corporation, headquartered in Orange, California, provides nationwide distribution of pharmaceuticals and medical-surgical supplies to chain and independent pharmacies, hospitals, health maintenance organizations, nursing homes, clinics and physician groups. The merger is intended to be accounted for as a pooling-of-interests. Completion of the transaction is subject to, among other things, regulatory approvals and the approval of the transaction by the shareholders of Bergen Brunswig Corporation and IVAX. For additional information regarding the proposed business combination, reference is made to IVAX' Current Report on Form 8-K dated November 12, 1996.

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

RESULTS OF OPERATIONS

   NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995

      IVAX reported a net loss of $158.8 million for the nine months ended September 30, 1996, compared to net income of $79.0 million for the nine months ended September 30, 1995. Loss before extraordinary items was $156.7 million for the nine months ended September 30, 1996, compared to income of $79.0 million for the same period of the prior year. Results for the first nine months of 1996 included $2.1 million in net extraordinary losses from the early extinguishment of debt.

      Primary loss before extraordinary items per common share was $1.29 for the nine months ended September 30, 1996, compared to earnings of $.67 for the nine months ended September 30, 1995. Net loss per primary common share was $1.31 for the nine months ended September 30, 1996, compared to net earnings of $.67 for the same period of the prior year. The net extraordinary loss of $.02 per common share recorded in the first nine months of 1996 related to the early extinguishment of debt.

NET REVENUES AND GROSS PROFIT BY BUSINESS SEGMENT:

Nine Months Ended September 30,           1996                    1995
(In thousands)                   ---------------------   ---------------------
                                     NET       GROSS         NET       GROSS
                                  REVENUES     PROFIT     REVENUES     PROFIT
                                 ---------   ---------   ---------   ---------
Pharmaceuticals                  $ 458,478   $ 114,803   $ 532,043   $ 227,180
Intravenous products               249,597      84,811     253,552      99,570
Other operations                   124,039      58,673     113,253      49,546
Intersegment eliminations           (1,466)          -        (872)          -
                                 ---------   ---------   ---------   ---------
   Total                         $ 830,648   $ 258,287   $ 897,976   $ 376,296
                                 =========   =========   =========   =========

      Net revenues for the first nine months of 1996 totaled $830.6 million, a decrease of $67.3 million, or 7%, compared to the same period of the prior year. Gross profit for the first nine months of 1996 decreased $118.0 million, or 31%, from the same period of the prior year. Gross profit was $258.3 million (31.1% of net revenues) for the first nine months of 1996, compared to $376.3 million (41.9% of net revenues) for the first nine months of 1995.

      Net revenues of IVAX' pharmaceutical operations decreased $73.6 million, or 14%, in comparison to the first nine months of 1995 due to a reduction in net revenues of the domestic pharmaceutical operations, partially offset by increased net revenues from the international pharmaceutical operations.

      Domestic pharmaceutical net revenues totaled $214.4 million for the first nine months of 1996, compared to $336.0 million for the same period of 1995. The $121.6 million, or 36%, decrease in domestic pharmaceutical net revenues was primarily due to the factors affecting IVAX' United States generic pharmaceutical operations during the second and third quarters of 1996 discussed below, partially offset by increased net revenues from the sale of certain new generic products manufactured by IVAX and introduced during the past twelve months.

      The decline in net revenues of the United States pharmaceutical operations for the first nine months of 1996 compared to the first nine months of 1995 was primarily attributable to significant price declines for generic drugs at a time when customers had significant inventories of IVAX' generic drugs. These factors resulted in depressed customer re-orders, increased customer inventory credits, and increased reserves for expected returns. In addition, to avoid exacerbating the inventory situation, IVAX decreased promotional activities during the 1996 third quarter which further reduced sales volume. Customer inventory credits are made, consistent with industry practice, to adjust customer accounts for price declines on their existing inventory. Customer inventory credits and reserves for expected returns established during the first nine months of 1996 increased approximately $103.8 million compared to the first nine months of 1995.

      In addition to the competitive factors affecting the generic pharmaceutical industry which are described in IVAX' Annual Report on Form 10-K for the year ended December 31, 1995 and subsequent reports filed with the SEC, generic drug price declines during the second and third quarters of 1996 were in part due to programs instituted by certain national wholesalers during 1996 intended to provide cost savings to independent retail pharmacies. These programs encouraged generic drug manufacturers to aggressively bid to be the exclusive supplier of products under the programs. The existence of these programs also resulted in reduced prices to other customers. Other wholesalers have commenced or are expected to implement similar programs, and such programs may be expanded to other product lines or other customer groups.

      As noted in documents previously filed with the SEC, the United States generic drug industry is highly price competitive, with pricing determined by many factors, including the number and timing of regulatory approvals and product introductions by IVAX and its competitors. Although the price of a generic product generally declines over time as competitors introduce additional versions of the product, the actual degree and timing of price competition generally is not predictable. IVAX establishes reserves for customer inventory credits in accordance with generally accepted accounting principles. Adjustments to these reserves result from, among other things, the actual degree and timing of additional price declines and the magnitude of customer inventories at the time, and are recorded when identified.

      During September 1996, IVAX received FDA approval to market its patented prescription medication Elmiron(R), used for treatment of the pain and discomfort associated with interstitial cystitis, a debilitating urinary and bladder disease afflicting primarily women and characterized by severe pain in the bladder region and urinary frequency. Elmiron(R) is IVAX' first innovative new drug approved by the FDA for marketing in the United States. Net revenues of $4.4 million were generated from sales of this product during its third quarter 1996 launch.

      Sales of cefadroxil, the generic equivalent of Bristol-Myers Squibb's antibiotic Duricef(R), approved in March 1996, contributed $34.6 million in net revenues for the nine months ended September 30, 1996. IVAX experienced limited price competition with respect to sales of cefadroxil during the 1996 second and third quarters and, consequently, customer inventory credits had a limited impact on net revenues of this product. Although IVAX remains the only FDA approved generic manufacturer of cefadroxil, the company marketing the brand name version of this drug is marketing its own generic form of this product.

      Sales of albuterol metered dose inhaler, the generic equivalent of Glaxo Inc.'s Ventolin(R) Inhalation Aerosol, used in the treatment of asthma and approved late in December 1995, generated $28.8 million of net revenues during the first nine months of 1996. Net revenues attributable to sales of albuterol metered dose inhaler were negatively impacted during the 1996 third quarter by price competition combined with elevated customer inventory levels following the drug's launch. The company marketing the brand name version of this drug is also marketing, through a third party, a generic form of the drug and, in August 1996, two other generic manufacturers received regulatory approval to market an albuterol metered dose inhaler product in the United States.

      Net revenues attributable to sales of cefaclor, approved in April 1995, totaled $11.3 million for the first nine months of 1996 compared to $42.5 million for the first nine months of 1995, the period in which the product was launched. The decline in net revenues of cefaclor was primarily attributable to price and volume declines, reserves for expected returns and higher levels of customer inventory credits as compared to the first nine months of 1995. During the second quarter of 1996, two other generic manufacturers received regulatory approval to market cefaclor and began marketing their products in the 1996 third quarter.

      Net revenues attributable to sales of verapamil HCl ER tablets totaled $16.0 million in the first nine months of 1996 compared to $66.0 million in the same period of the prior year. The decline in verapamil net revenues was due primarily to a reduction in the net selling price and, to a lesser extent, a decline in unit volume and a higher level of customer inventory credits as compared to the first nine months of 1995. During the second quarter of 1996, another generic version of one of the dosage strengths of verapamil sold by IVAX was introduced into the market by a competitor.

      As discussed in Note 8, Subsequent Event, in the Notes to Condensed Consolidated Financial Statements, IVAX entered into a definitive merger agreement with Bergen Brunswig Corporation, a national wholesaler. Although ultimately expected to result in increased net revenues to IVAX, pending completion of the transaction and integration of the businesses, IVAX' net revenues may be adversely affected by a decline in sales to Bergen Brunswig Corporation's competitors.

      IVAX' international pharmaceutical operations generated net revenues of $244.0 million for the first nine months of 1996, compared to $196.0 million for the same period of the prior year. The $48.0 million, or 24%, increase in international pharmaceutical net revenues included an increase of $28.6 million attributable to the combined operations of Elvetium S.A. (Argentina), Alet Laboratorios S.A.E.C.I. y E. and Elvetium S.A. (Uruguay), (collectively, "Elvetium"), acquired in March 1996. Although the acquisition of Elvetium was accounted for as a pooling of interests, the acquisition was recorded as of January 1, 1996 and IVAX' historical results of operations were not restated to give retroactive effect to the acquisition due to the immateriality of the related amounts. The remaining $19.4 million increase in net revenues of the international pharmaceutical operations was primarily due to higher net revenues of Galena a.s. as a result of increased sales of several products and higher sales of branded products in the United Kingdom, partially offset by the unfavorable impact of exchange rate differences in comparison to the prior year period.

      The gross profit percentage of IVAX' pharmaceutical operations was 25.0% in the first nine months of 1996 compared to 42.7% for the first nine months of 1995. The decline in the gross profit percentage was primarily attributable to price declines for U.S. generic drugs and higher levels of customer inventory credits and reserves for expected returns relating to the United States generic pharmaceutical operations discussed above.

      Net revenues of the intravenous products division totaled $249.6 million in the first nine months of 1996, compared to $253.6 million in the same period of 1995. The $4.0 million decrease in net revenues was primarily due to price and volume decreases for Hespan(R), McGaw's brand name blood plasma expansion product, as a result of generic competition and decreased sales volume of biomedical and pharmacy equipment, kits and accessories. The decrease was partially offset by increased sales volume for basic nutrition, sets and solutions and increased net revenues attributable to the continued growth in alternate-site health care locations. The gross profit percentage of the intravenous products division decreased from 39.3% for the first nine months of 1995 to 34.0% for the same period in 1996. The $14.8 million reduction in gross profit and the decrease in the gross profit percentage were due primarily to the reduction in the net selling price of Hespan(R) and a charge to cost of sales due to a decrease in inventory carrying costs as a result of lower standard manufacturing costs adopted as a result of manufacturing efficiencies achieved in 1995. Gross profit generated by the intravenous products division is likely to continue to decrease in 1996 as compared to 1995 as a result of competitive pressures in the industry.

      Net revenues and gross profit of IVAX' personal care products, diagnostics and specialty chemicals operations, excluding intersegment eliminations, collectively represent 15% and 23%, respectively, of consolidated net revenues and consolidated gross profit for the first nine months of 1996. Combined net revenues and combined gross profit of these other operations increased $10.8 million and $9.1 million, respectively, compared with the first nine months of 1995, primarily due to the introduction by the personal care products group of the IMAN(TM) product line, which was acquired in November 1995.


OPERATING EXPENSES BY BUSINESS SEGMENT:
(In thousands)
                                                                              RESTRUCTURING
                                       GENERAL      RESEARCH   AMORTIZATION     COSTS AND
                                         AND           AND          OF            ASSET       MERGER
                         SELLING   ADMINISTRATIVE  DEVELOPMENT  INTANGIBLES    WRITE-DOWNS   EXPENSES    TOTAL
                        ---------  --------------  ----------- ------------   -------------  --------  ---------
1996 NINE MONTHS
----------------
Pharmaceuticals         $  85,095     $ 62,129     $  37,474     $  3,357       $ 69,873     $    71   $ 257,999
Intravenous products       41,111       15,997        12,683        2,467              -           -      72,258
Other operations           36,858       11,621         3,344        2,285         48,442           -     102,550
Corporate and other             -       16,352             -           25              -         113      16,490
                        ---------     --------     ---------     --------       --------     -------   ---------
      Total             $ 163,064     $106,099     $  53,501     $  8,134       $118,315     $   184   $ 449,297
                        =========     ========     =========     ========       ========     =======   =========

1995 NINE MONTHS
----------------
Pharmaceuticals         $  60,550     $ 41,087     $  32,780     $  2,003       $      -     $     -   $ 136,420
Intravenous products       40,923       18,663        11,706        3,555              -           -      74,847
Other operations           31,413       10,190         3,014        1,778              -           -      46,395
Corporate and other             -       10,061             -            -              -           -      10,061
                        ---------     --------     ---------     --------       --------     -------   ---------
      Total             $ 132,886     $ 80,001     $  47,500     $  7,336       $      -     $     -   $ 267,723
                        =========     ========     =========     ========       ========     =======   =========

      Selling expenses totaled $163.1 million (19.6% of net revenues) for the first nine months of 1996, compared to $132.9 million (14.8% of net revenues) for the first nine months of 1995. Selling expenses of Elvetium, acquired during the first quarter of 1996, accounted for $9.9 million of the total $30.2 million increase. The remaining $20.3 million increase was primarily due to increased sales and marketing expenses associated with the launch of newly approved products of IVAX' pharmaceutical operations and the introduction by the personal care products group of the IMAN(TM) product line.

      General and administrative expenses totaled $106.1 million (12.8% of net revenues) for the first nine months of 1996, compared to $80.0 million (8.9% of net revenues) for the first nine months of 1995, an increase of $26.1 million. The increase was primarily a result of an increase in allowances for doubtful accounts of the domestic pharmaceutical operations mainly resulting from a wholesaler customer filing a Chapter 11 bankruptcy petition during the third quarter of 1996, and, to a lesser extent, general and administrative expenses associated with Elvetium, and increases in corporate health and business insurance, personnel, travel and facilities costs.

      Research and development expenses for the first nine months of 1996 increased $6.0 million, or 13%, compared to the first nine months of 1995, to a total of $53.5 million. Expenditures by IVAX' pharmaceutical operations represented 70% of the total research and development expenses for the first nine months of 1996. The future level of research and development expenditures will depend on, among other things, the outcome of clinical testing of products under development, delays or changes in government required testing and approval procedures, technological and competitive developments, and strategic marketing decisions.

      During the third quarter of 1996, IVAX approved and initiated a restructuring program aimed at reducing costs and enhancing operating efficiencies in the company's United States generic pharmaceutical operations. The restructuring program primarily involves facility consolidations, work force reductions and other cost saving measures. IVAX recorded a pre-tax restructuring charge of $14.0 million ($8.4 million after-tax) in the 1996 third quarter, comprised of $8.7 million for the estimated loss on sale of closed manufacturing plants; $3.0 million for other plant closures and related costs; and $2.3 million for severance and other employee termination benefits associated with the work force reductions.

      During the third quarter of 1996, management reevaluated the carrying value of certain long-lived assets and goodwill related to those assets held and used in IVAX' United States generic pharmaceutical and specialty chemical operations. This reevaluation was necessitated by management's determination that, based on recent results of operations and the restructuring program described above, the expected future results of operations and cash flows from these businesses would be substantially lower than previously expected by management. As a result, and in accordance with Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," IVAX recorded a charge of $55.9 million (pre- and after-tax) to reduce the carrying value of goodwill related to its United States generic pharmaceutical distribution operations, and charges of $9.8 million ($6.2 million after-tax) and $38.7 million (pre- and after-tax) to reduce the carrying value of certain fixed assets and goodwill, respectively, related to certain product lines of its specialty chemical operations. Management determined the amount of the write-downs based on various valuation techniques, including discounted cash flow analysis and net realizable value for assets to be held and used. The write-downs will reduce depreciation and amortization expenses by approximately $1.1 million in the 1996 fourth quarter and by approximately $4.3 million annually, and will increase annual net income by approximately $3.7 million.

      Other expense, net, increased $6.5 million in the first nine months of 1996, as compared to the first nine months of the prior year, primarily due to an increase in interest expense associated with additional borrowings to fund working capital, as well as additional income in the first nine months of 1995 resulting from gains recorded on the sale of an investment in equity securities of an affiliated company and the sale of certain trademarks by the personal care products group.

   THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995

      IVAX reported a net loss of $178.7 million for the three months ended September 30, 1996, compared to net income of $27.6 million for the three months ended September 30, 1995. Net loss per primary common share was $1.47 for the third quarter of 1996, compared to $.23 in net earnings per primary common share reported for the third quarter of 1995.

NET REVENUES AND GROSS PROFIT BY BUSINESS SEGMENT:

Three Months Ended September 30,          1996                    1995
(In thousands)                   ----------------------  ---------------------
                                     NET       GROSS        NET        GROSS
                                  REVENUES     PROFIT    REVENUES      PROFIT
                                 ----------  ----------  ---------   ---------
Pharmaceuticals                  $  98,351   $ (18,186)  $ 191,547   $  79,934
Intravenous products                81,554      28,414      82,713      30,581
Other operations                    43,376      20,779      36,382      16,228
Intersegment eliminations             (561)          -        (430)          -
                                 ---------   ---------   ---------   ---------
   Total                         $ 222,720   $  31,007   $ 310,212   $ 126,743
                                 =========   =========   =========   =========

      Net revenues for the third quarter of 1996 totaled $222.7 million, a decrease of $87.5 million, or 28%, compared to the same period of the prior year. Gross profit in the third quarter of 1996 decreased $95.7 million, or 76%, from the same period of the prior year. Gross profit was $31.0 million (13.9% of net revenues) for the 1996 third quarter, compared to $126.7 million (40.9% of net revenues) for the 1995 third quarter.

      Net revenues of IVAX' pharmaceuticals operations decreased $93.2 million, or 49%, in comparison to the third quarter of 1995. A decrease of $107.4 million in net revenues of IVAX' domestic pharmaceutical operations was partially offset by an increase of $14.2 million in net revenues of IVAX' international pharmaceutical operations.

      Domestic pharmaceutical net revenues totaled $16.5 million for the third quarter of 1996, compared to $123.9 million for the same period of the prior year. The $107.4 million decrease in net revenues of the domestic pharmaceutical operations was primarily due to significant price declines for generic drugs, lower sales volumes as a result of high customer inventory levels and reduced promotional activities, and approximately $54.0 million of higher levels of customer inventory credits and reserves for expected returns as compared to the third quarter of 1995, mainly as a result of significant price declines at a time of significant customer inventory levels as discussed in "Results of Operations - Nine months ended September 30, 1996 compared to nine months ended September 30, 1995."

      Sales of IVAX' new drug Elmiron(R), approved and launched in September 1996, generated $4.4 million in net revenues during the third quarter of 1996.

      Net revenues attributable to sales of cefadroxil, approved in March 1996, were $7.0 million in the 1996 third quarter. IVAX experienced limited price competition with respect to sales of cefadroxil during the 1996 third quarter and, consequently, customer inventory credits had a limited impact on net revenues of this product. Net revenues attributable to sales of cefadroxil were lower during the 1996 third quarter than the 1996 second quarter primarily due to lower sales volume subsequent to the product's launch.

      Net revenues attributable to sales of cefaclor decreased by $28.3 million during the third quarter of 1996, as compared to the third quarter of the prior year, primarily due to a reduction in the net selling price and a decline in sales volume, and, to a lesser extent, a higher level of customer inventory credits and reserves for expected returns as compared to the same period of the prior year.

      Net revenues attributable to sales of verapamil HCl ER tablets decreased by $25.1 million during the third quarter of 1996, as compared to the third quarter of the prior year. The decline in net revenues was due primarily to a reduction in the net selling price and a decline in sales volume, and, to a lesser extent, a higher level of customer inventory credits as compared to the prior year third quarter.

      Sales in the 1996 third quarter of IVAX' albuterol metered dose inhaler were substantially offset by customer inventory credits due to price declines at a time of elevated customer inventory levels.

      IVAX' international pharmaceutical operations generated net revenues of $81.8 million in the third quarter of 1996, compared to $67.6 million for the same period of the prior year. The $14.2 million, or 21%, increase in international pharmaceutical net revenues was primarily due to $8.4 million in net revenues attributable to the operations of Elvetium, acquired in March 1996. The remaining $5.8 million increase in net revenues of the international pharmaceutical operations was primarily due to an increase in sales of branded products in the United Kingdom, and, to a lesser extent, an increase in sales of several products by Galena a.s., partially offset by the unfavorable impact of exchange rate differences in comparison to the prior year period.

      The decline in gross profit of $98.1 million in IVAX' pharmaceutical operations is primarily due to price declines for U.S. generic drugs and the higher levels of customer inventory credits and reserves for expected returns relating to the United States generic pharmaceutical operations discussed in "Results of Operations - Nine months ended September 30, 1996 compared to nine months ended September 30, 1995."

      The intravenous products division generated net revenues of $81.6 million during the third quarter of 1996, a decrease of $1.2 million from the same period of the prior year. The decrease in net revenues was primarily due to decreased sales volume of biomedical and pharmacy equipment, kits and accessories and price and volume decreases for Hespan(R), partially offset by increased sales volume for basic nutrition, sets and solutions. The gross profit percentage of the intravenous products division decreased from 37.0% for the third quarter of 1995 to 34.8% for the same period in 1996. The $2.2 million reduction in gross profit and the decrease in the gross profit percentage were primarily due to the reduction in the net selling price of Hespan(R) and an increase in inventory obsolescence reserves and royalty expenses.

      Net revenues and gross profit of IVAX' personal care products, diagnostics and specialty chemicals operations, excluding intersegment eliminations, collectively represent 19% and 67%, respectively, of consolidated net revenues and consolidated gross profit for the third quarter of 1996. Combined net revenues and combined gross profit of these other operations increased $7.0 million and $4.6 million, respectively, compared with the third quarter of 1995, primarily due to the introduction by the personal care products group of the IMAN(TM) product line, acquired in November 1995, and other new Flori Roberts(R) products.


OPERATING EXPENSES BY BUSINESS SEGMENT:
(In thousands)
                                                                              RESTRUCTURING
                                       GENERAL      RESEARCH   AMORTIZATION     COSTS AND
                                         AND           AND          OF            ASSET       MERGER
                         SELLING   ADMINISTRATIVE  DEVELOPMENT  INTANGIBLES    WRITE-DOWNS   EXPENSES    TOTAL
                        ---------  --------------  ----------- ------------   -------------  --------  ---------
1996 THREE MONTHS
-----------------
Pharmaceuticals          $ 31,029     $ 30,112      $ 13,669     $ 1,305        $ 69,873      $   -    $ 145,988
Intravenous products       13,506        5,641         4,046         726               -          -       23,919
Other operations           13,031        3,883         1,179         731          48,442          -       67,266
Corporate and other             -        5,605             -          12               -          -        5,617
                         --------     --------      --------     -------        ---------     -----    ---------
      Total              $ 57,566     $ 45,241      $ 18,894     $ 2,774        $118,315      $   -    $ 242,790
                         ========     ========      ========     =======        =========     =====    =========

                                                                              RESTRUCTURING
                                       GENERAL      RESEARCH   AMORTIZATION     COSTS AND
                                         AND           AND          OF            ASSET       MERGER
                         SELLING   ADMINISTRATIVE  DEVELOPMENT  INTANGIBLES    WRITE-DOWNS   EXPENSES    TOTAL
                        ---------  --------------  ----------- ------------   -------------  --------  ---------
1995 THREE MONTHS
-----------------
Pharmaceuticals         $ 21,640      $ 17,200       $ 10,584     $  601           $   -       $  -     $ 50,025
Intravenous products      13,336         6,506          4,279      1,210               -          -       25,331
Other operations          10,265         3,555            973        583               -          -       15,376
Corporate and other            -         3,075              -          -               -          -        3,075
                        --------      --------       --------     -------          -----       ----     --------
      Total             $ 45,241      $ 30,336       $ 15,836     $2,394           $   -       $  -     $ 93,807
                        ========      ========       ========     =======          =====       ====     ========

      Selling expenses totaled $57.6 million (25.8% of net revenues) for the third quarter of 1996, compared to $45.2 million (14.6% of net revenues) for the third quarter of 1995. Selling expenses of Elvetium, which was acquired in the first quarter of 1996, accounted for $4.1 million of the total $12.4 million increase. The remaining $8.3 million increase was primarily due to increased sales and marketing expenses associated with the launch of Elmiron(R) and the personal care products group's IMAN(TM) product line.

      General and administrative expenses totaled $45.2 million (20.3% of net revenues) for the third quarter of 1996, compared to $30.3 million (9.8% of net revenues) for the third quarter of 1995, an increase of $14.9 million. The increase was primarily due to a higher allowance for doubtful accounts of the domestic pharmaceutical operations mainly resulting from a wholesaler customer who filed a Chapter 11 bankruptcy petition during the third quarter of 1996.

      Research and development expenses for the third quarter of 1996 increased $3.1 million, or 19%, compared to the 1995 third quarter, to a total of $18.9 million. Expenditures by IVAX' pharmaceutical operations represented 72% of the total research and development expenses for the third quarter of 1996.

      Refer to the "Results of Operations -- Nine months ended September 30, 1996 compared to the nine months ended September 30, 1995" for a discussion of the third quarter 1996 restructuring costs and asset write-downs.

      Other expense, net, increased $3.7 million from the third quarter of the prior year primarily due to an increase in interest expense associated with additional borrowings to fund working capital.

CURRENCY FLUCTUATIONS

      For the three and nine months ended September 30, 1996, approximately 39% and 31%, respectively, of IVAX' net revenues were attributable to operations which principally generated revenues in currencies other than the United States dollar, compared to approximately 23% for both the three and nine months ended September 30, 1995. Fluctuations in the value of foreign currencies relative to the United States dollar impact the reported results of operations for IVAX. If the United States dollar weakens relative to the foreign currency, the earnings generated in the foreign currency will, in effect, increase when converted into United States dollars and vice versa. As a result of exchange rate differences, net revenues decreased by approximately $.7 million and

$5.4 million for the three and nine months ended September 30, 1996, respectively, as compared to the same periods of the prior year.

INCOME TAXES

      IVAX recognized a $53.9 million tax benefit for the nine months ended September 30, 1996. The tax benefit results from domestic losses benefited at the prevailing federal and state statutory rates, which exceeded foreign income taxed at the prevailing generally lower foreign rates. The tax benefit also includes the recognition in the 1996 second quarter of a deferred tax asset of $7.1 million by McGaw following an adjustment by the Internal Revenue Service of the tax basis amortization of certain intangible assets; the recognition in the 1996 first quarter of a $1.1 million tax incentive provided by the state of California; the recognition of a $5.3 million deferred tax asset in connection with the third quarter 1996 restructuring charge; and the recognition of a $3.6 million deferred tax asset in connection with the third quarter 1996 write-down of certain fixed assets of IVAX' specialty chemicals business.

      As of September 30, 1996, other current and non-current assets and liabilities include a $95.5 million net deferred tax asset. A portion of the net deferred tax asset in the amount of $20.5 million will be realized by a refund of federal income taxes paid in prior years and available in the carryback period. Realization of the remaining $74.9 million ($51.5 million and $23.4 million domestic and foreign, respectively) is dependent upon generating sufficient future taxable income. Although realization is not assured, management believes it is more likely than not that the remaining deferred tax asset will be realized based upon estimated future taxable income. Management's estimates of future taxable income are subject to revision due to, among other things, regulatory and competitive factors affecting the generic pharmaceutical industry. Such factors are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in IVAX' Annual Report on Form 10-K for the year ended December 31, 1995, as well as elsewhere in this report.

LIQUIDITY AND CAPITAL RESOURCES

      IVAX used $60.6 million in cash for operating activities during the first nine months of 1996, compared to $22.0 million in cash generated from operating activities during the first nine months of 1995. The increase in cash used for operating activities, as compared to the first nine months of 1995, was primarily the result of a higher rate of growth in inventories due to lower sales during the second and third quarter of 1996 as discussed under "Results of Operations - Nine months ended September 30, 1996 compared to the nine months ended September 30, 1995." The decrease in accounts receivable and increase in other current assets did not generate or use cash, respectively, because they relate to non-cash items such as customer inventory credits and reserves for expected returns, and the recognition of a tax receivable for a future tax refund, respectively.

      Net cash of $76.1 million was utilized for investing activities during the first nine months of 1996 as compared to $78.3 million for the same period of the prior year. An $11.1 million decline in capital expenditures was partially offset by IVAX' purchase of additional shares of Galena a.s. increasing its ownership interest to approximately 74%.

      Net cash of $137.8 million was provided by financing activities during the first nine months of 1996, compared to $48.5 million in the same period of the prior year, primarily reflecting additional borrowings to finance capital expenditures and the growth in working capital, as well as the receipt of higher levels of cash on the exercise of stock options as compared to the first nine months of 1995.

      As discussed in Note 6, Debt, in the Notes to Condensed Consolidated Financial Statements, on November 14, 1996, IVAX entered into an amendment to its revolving line of credit. Proceeds from the credit facility were used to refinance previously existing credit facilities and to make an investment in and advances to McGaw to permit it to redeem its 10-3/8% Senior Notes due 1999, and will be used for working capital and general corporate purposes. The amended facility permits borrowings up to $375.0 million, and at September 30, 1996, the outstanding balance of the facility was $305.0 million. At September 30, 1996, IVAX' working capital was approximately $473.9 million, compared to $470.9 million at December 31, 1995. Cash and cash equivalents totaled $15.1 million at September 30, 1996, as compared to $14.7 million at year-end 1995 and $29.5 million as of September 30, 1995.

      IVAX' principal sources of short-term liquidity are borrowings under the credit facility and internally generated funds. IVAX believes that its short-term financing needs will be satisfied by these sources. For the long-term, IVAX believes it will be able to obtain long-term capital and financing to the extent necessary.

      On June 3, 1996, IVAX paid a $.05 per share cash dividend to holders of record of IVAX' common stock as of May 10, 1996. In each of June and December 1995, IVAX paid cash dividends of $.04 per share. On November 8, 1996, IVAX' Board of Directors did not declare a dividend for the second half of 1996. Under the terms of the amended credit facility, as discussed in Note 6, Debt, in the Notes to Condensed Consolidated Financial Statements, IVAX is prohibited from paying cash dividends.

PART II -- OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

      During July through September 1996, individuals purporting to be shareholders of IVAX filed actions styled MARGOLIN, ET AL. VS. IVAX CORPORATION AND PHILLIP FROST, ET AL.; TOROK, ET AL. VS. IVAX CORPORATION AND PHILLIP FROST, ET AL.; STERN, ET AL. VS. IVAX CORPORATION AND PHILLIP FROST, ET AL.; BELL, ET AL., VS. IVAX CORPORATION AND PHILLIP FROST, ET AL.; KREPS, ET AL. VS. IVAX CORPORATION AND PHILLIP FROST, ET AL.; and SCHOTT, ET AL. VS. IVAX CORPORATION AND PHILLIP FROST, ET AL. against IVAX and certain of its officers and directors in the United States District Court for the Southern District of Florida. The plaintiffs in the MARGOLIN, STERN, KREPS and SCHOTT actions seek to act as representatives of a class consisting of all purchasers of IVAX' common stock between February 26, 1996 and June 27, 1996. The plaintiffs in the TOROK and BELL actions seek to act as representatives of a class consisting of all purchasers of IVAX' common stock between July 31, 1995 and June 27, 1996. The complaints allege essentially the same securities laws violations as alleged in the shareholder actions previously reported in IVAX' Quarterly Report on Form 10-Q for the quarter ended June 30, 1996. In general, the complaints seek an unspecified amount of compensatory damages, pre-judgment interest, litigation costs and attorney's fees. On October 25, 1996, the Court entered an order consolidating all of the above-described actions as well as the shareholder actions previously reported in IVAX' Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 with the MALIN action reported in such Quarterly Report. IVAX intends to defend the lawsuit vigorously. Although IVAX believes that this lawsuit is without merit, its outcome cannot be predicted. If determined adversely to IVAX, the lawsuit would likely have a material adverse effect on IVAX' financial position and results and operations.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      10 Amendment No. 1 to Revolving Credit and Reimbursement Agreement by and among IVAX Corporation, Norton Healthcare, Limited and IVAX International B.V., as Borrowers; the Lenders party thereto or referenced therein; NationsBank, National Association, as
            Administrative and Documentation Agent and Lender; and BA Securities, Inc., as Syndication Agent, dated as of November 14, 1996. *

      11    Computation of Earnings (Loss) Per Share

      27    Financial Data Schedule

----------

*Certain exhibits and schedules to this document have not been filed. The Registrant agrees to furnish a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.

(b)   Current Reports on Form 8-K

      On October 2, 1996, IVAX filed a Current Report on Form 8-K relating to its September 30, 1996 press release announcing IVAX' restructuring plans and offering its outlook for the 1996 third quarter results.

      On November 12, 1996, IVAX filed a Current Report on Form 8-K reporting the execution of a definitive merger agreement with Bergen Brunswig Corporation.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       IVAX CORPORATION

      Date: November 14, 1996          By: /s/ MICHAEL W. FIPPS
                                           -------------------------------
                                           Michael W. Fipps
                                           Senior Vice President-Finance
                                           Chief Financial Officer