Form 10-K405
period 1996-12-31
IVAX CORP /DE
filed 1997-03-31
CIK 772197

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                   ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996     COMMISSION FILE NUMBER 1-09623


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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of March 20, 1997, there were 121,482,617 shares of Common Stock outstanding.

         The aggregate market value of the voting stock held by non-affiliates of the registrant on March 20, 1997, was approximately $1.3 billion.


                    DOCUMENTS INCORPORATED BY REFERENCE: None

                                IVAX CORPORATION

                           Annual Report on Form 10-K
                      for the year ended December 31, 1996


                                TABLE OF CONTENTS


                                                                           PAGE
                                                                           ----
                                     PART I

Item 1. Business............................................................ 1
Item 2. Properties..........................................................13
Item 3. Legal Proceedings............................ ......................13
Item 4. Submission of Matters to a Vote of Security Holders ................16

                                     PART II

Item 5. Market for Registrant's Common Equity and Related
        Stockholder Matters ................................................17
Item 6. Selected Financial Data.............................................18
Item 7. Management's Discussion and Analysis of Financial Condition
        and Results of Operations...........................................19
Item 8. Financial Statements and Supplementary Data.........................32
Item 9. Changes in and Disagreements with Accountants on Accouting and
        Financial Disclosure................................................32

                                    PART III

Item 10. Directors and Executive Officers of the Registrant ................33
Item 11. Executive Compensation.............................................35
Item 12. Security Ownership of Certain Beneficial Owners and Management.....39
Item 13. Certain Relationships and Related Transactions ....................41

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and
         Reports on Form 8-K  ..............................................43

                                     PART I

ITEM 1. BUSINESS

GENERAL

         IVAX Corporation is a holding company with subsidiaries involved in generic and branded pharmaceuticals, intravenous solutions and related products, IN VITRO diagnostics, personal care products, and specialty chemicals. IVAX' principal business is the research, development, manufacture, marketing and distribution of health care products. IVAX was incorporated in Florida in 1993, as successor to a Delaware corporation formed in 1985, and its principal executive offices are located at 4400 Biscayne Boulevard, Miami, Florida 33137; its telephone number is (305) 575-6000. All references to "IVAX" or the "Company" in this Form 10-K mean IVAX Corporation and its subsidiaries unless the context otherwise requires.

PHARMACEUTICALS

         IVAX' pharmaceutical operations accounted for approximately 56%, 61% and 57% of its consolidated net revenues during the years ended December 31, 1996, 1995 and 1994, respectively. Since its inception, IVAX' pharmaceutical business has grown through the development and acquisition of brand name, generic and over-the-counter pharmaceutical products, the license of technology and products from third parties, and the acquisition of other businesses. IVAX presently markets several brand name pharmaceutical products and a wide variety of generic and over-the-counter pharmaceutical products primarily in the United States and the United Kingdom. IVAX also maintains direct operations in Argentina, Canada, the Czech Republic, Hong Kong, Ireland, Italy, Germany, Poland, Russia, the Slovak Republic, and Uruguay, and markets its products through distributors or joint ventures in other foreign markets, including China. IVAX also markets a line of veterinary products primarily in the United States.

         BRAND NAME PRODUCTS

         IVAX markets brand name products under the Baker Norton(trademark) name, including the following products which are marketed primarily in the United States: Elmiron(R), an innovative drug used for the treatment of interstitial cystitis; Proglycem(R), used to treat hyperinsulinemia; and the urological medications Bicitra(R), Polycitra(R), Polycitra-K Crystals(R), Polycitra-LC(trademark, Neutra-Phos(R), and Neutra-Phos-K(trademark). Also under the Baker Norton(R) name, IVAX markets the following products primarily in the United Kingdom: the cardiovascular medications Cordilox(R), Spiro-Co(R), Fru-Co(R) and Cardilate(R); Diasorb(R), an antidiarrheal product; Terfenor(R), an antihistamine; Pro-Banthine(R), an anticholinergic useful as adjunctive therapy in the treatment of peptic ulcers; Serenace(R), a neuroleptic used for psychiatric disorders; the respiratory medications Beclazone(R), Salamol(R) and Cromogen(R), metered dose inhalers and Easi-Breathe(trademark) breath activated inhalers and the Steri-Neb(trademark) line of nebulization products; the sterile water products Steri-wash(R) and Pourpak(R); and the ophthalmic medications Hay-Crom(R), Nasobec(R) and Glaucol(R). These products are marketed by IVAX' direct sales force to physicians, pharmacies, hospitals, managed health care organizations and government agencies, and are sold primarily to wholesalers, distributors, hospitals and physicians.

         Under the Baker Cummins Dermatologicals(R) name, IVAX manufactures and markets various dermatological products, including the X-Seb(R) and P&S(R) line of psoriasis, seborrhea and dandruff preparations, Acno(R) acne preparation, the Aquaderm(R), Ultra Derm(R) and Ultramide-25(R) lines of dry skin preparations, and the Baker's(R) disposable biopsy punch. These products are marketed primarily in the United States and Canada to physicians, pharmacies, hospitals, managed health care organizations and government agencies through IVAX' direct sales force, and are sold primarily to wholesalers, distributors and physicians.

         GENERIC PRODUCTS

         Generic drugs are therapeutically equivalent to their brand name counterparts, but are generally sold at lower prices as alternatives to the brand name products. Approximately 36%, 51% and 49% of IVAX' consolidated net revenues for the years ended December 31, 1996, 1995 and 1994, respectively, were attributable to worldwide sales of generic prescription and over-the-counter drugs and vitamin supplements.

         DOMESTIC. IVAX manufactures and markets in the United States approximately 100 generic prescription and over-the-counter drugs in liquid, capsule or tablet forms in an aggregate of approximately 170 dosage strengths. IVAX distributes in the United States (but does not manufacture) approximately 700 additional generic prescription and over-the-counter drugs and vitamin supplements, in various dosage forms, dosage strengths and package sizes. IVAX' domestic generic drug distribution network encompasses most classes of the pharmaceutical market, including wholesalers, retail drug chains, retail pharmacies, hospital groups and nursing home providers.

         INTERNATIONAL. IVAX is the largest manufacturer and distributor of generic pharmaceuticals in the United Kingdom. IVAX manufactures and markets under the "Norton" trade name approximately 155 generic prescription and over-the-counter drugs in various dosage forms, dosage strengths and package sizes, constituting an aggregate of approximately 338 products. Such products are marketed to wholesalers, retail pharmacies, hospitals, physicians and government agencies. In addition, IVAX manufactures and markets primarily in the United Kingdom various "blow-fill-seal" pharmaceutical products, such as contact lens solutions, unit dose eye drops, solutions for injection or irrigation, and unit dose vials for nebulization to treat respiratory disorders. IVAX also contract manufactures pharmaceutical products in the United Kingdom and Ireland for other companies.

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

         In December 1996, IVAX and Knoll AG ("Knoll"), a wholly-owned subsidiary of BASF Aktiengesellschaft, modified their existing joint venture established in March 1995 to market generic pharmaceutical products in Europe. Under the new arrangement, IVAX is no longer a party to the joint venture, and IVAX granted Knoll marketing rights in certain territories in Europe to certain generic and proprietary pharmaceutical products. IVAX will receive royalties on Knoll's net sales of such products.

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

         VETERINARY PRODUCTS

         IVAX formulates, packages and distributes under the "DVM Pharmaceuticals" trade name various veterinary products primarily in the United States, including topical dermatological agents (OxyDex(R), SulfOxyDex(R), Relief(R), SebaLyt(R), NuSal-T(R)); ectoparasiticidals (SynerKyl(R), EctoKyl(R), DuraKyl(R)); essential fatty acid nutritional supplements (DermCaps(R), 3V Caps(trademark)); topical antiseptics (ChlorhexiDerm(trademark)); wound healing dressings (BioDres(R)); otics (OtiCalm(R), Clearx(R)); and cleansing and grooming formulations (HyLyt(R), D-Basic(trademark)). These products are marketed through IVAX' direct sales force and a national network of ethical veterinary distributors primarily to small animal practitioners, and are manufactured to IVAX' specifications by third parties.

         INTRAVENOUS PRODUCTS

         IVAX' intravenous products group manufactures and markets a broad line of basic and specialty intravenous solutions, irrigation solutions, intravenous administration sets, infusion pumps and other infusion supplies and equipment, primarily to hospitals and alternate site health care locations in the United States and, through independent distributors, in various foreign markets, including Australia, Canada, China, Europe, Hong Kong, Mexico, New Zealand, Saudi Arabia, South America and Taiwan. IVAX' intravenous products operations accounted for 30%, 27% and 30% of IVAX' consolidated net revenues for the years ended December 31, 1996, 1995 and 1994, respectively.

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

         IVAX' basic intravenous solutions are typically sold under contracts that also provide for the sale of disposable administration sets. These sets generally consist of tubing, filters and flow control devices that transfer the solutions from their containers to the catheter used to access the patient's venous system. IVAX develops, manufactures, markets and distributes a full line of administration sets used as primary lines or secondary lines, filtered sets and blood sets, together with accessories such as catheter plugs, spike adapters, protected needles and needle-free systems. Such sets can be used with a variety of manufacturers' products.

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

         OTHER PHARMACY PRODUCTS. IVAX sells several products to hospital and home health care pharmacies for use in the formulation and administration of intravenous solutions. These products include systems such as the HyperFormer(R) computerized compounding and filling system for nutrition formulations, devices that combine drugs in vials with solutions in bags, and pre-mixed antibiotics. In addition, IVAX manufactures, and co-markets through a marketing agreement with another pharmaceutical company, the product Hespan(R) in the United States. Hespan(R) is a product derived from hydroxyethyl starch ("HES") powder that is mixed with certain solutions to create a blood plasma expander for administration to patients suffering from substantial blood loss and shock. HES has been shown to be clinically equivalent to, is less expensive than, and does not have the risk of infection inherent in, blood-derived plasma expanders.

         CENTRAL ADMIXTURE PHARMACY SERVICE. Hospital pharmacies regularly use large quantities of commercially manufactured nutrients, drugs and solutions to "admix" a therapeutically effective final intravenous solution suitable for the particular patient. The admixture process is very costly, requiring special equipment, trained personnel, inventory maintenance, and quality assurance procedures. To address the cost containment needs of hospital pharmacies, IVAX offers comprehensive and cost-effective pharmacy admixture services. IVAX presently operates eight pharmacy facilities, which admix and deliver prescription-specific total parenteral nutrition solutions, cardioplegia solutions, intravenous antibiotic therapies and other selected drug solutions, serving more than 250 hospital and alternate site customers.

DIAGNOSTICS

         IVAX' IN VITRO diagnostics group, which develops, manufactures and markets diagnostic products, accounted for approximately 1%, 1% and 2% of IVAX' consolidated net revenues for the years ended December 31, 1996, 1995 and 1994, respectively. IVAX manufactures and markets a line of enzyme immunoassays under the Microassay(trademark) name which are used to detect the presence of infectious diseases, such as measles, herpes and other viral diseases, and auto-immune diseases, such as systemic lupus erythematosus, rheumatoid arthritis and scleroderma, and a line of auto-immune antigens, reagents and other diagnostic products. IVAX also manufactures and markets a line of products used to identify elements of the human complement system. Complement is part of the natural defense of the body against infectious disease as well as a major mediator of inflammation, and deficiencies in complement components often lead to or are symptoms of chronic infections. The diagnostic group's products are marketed to clinical reference laboratories, hospital laboratories and research institutions in the United States through IVAX' direct sales force. IVAX also markets these products, as well as diagnostic products manufactured by others, in Italy through a direct sales force to public hospitals and private medical laboratories. Sales of IVAX' diagnostic products are also made through independent distributors in various other foreign markets, including Central and South America, the Far East, and certain Western European countries.

PERSONAL CARE PRODUCTS

         IVAX' personal care products group develops, manufactures and markets a variety of personal care products, primarily within the United States. IVAX markets over 250 products in three principal areas: hair care products designed primarily for African American consumers, cosmetic products designed primarily for dark-skinned women, and corrective cosmetics. This business segment accounted for 7%, 5% and 6% of IVAX' consolidated net revenues for the years ended December 31, 1996, 1995 and 1994, respectively.

         HAIR CARE PRODUCTS. IVAX develops, manufactures and markets hair care products designed primarily for African American consumers. Its product lines are primarily hair relaxers, conditioners and shampoos designed for both retail consumers and professional hair-care customers, and are marketed under brand names such as Ultra Sheen(R), Classy Curl(R), Gentle Treatment(trademark), Afro Sheen(R), Soft Touch(R), Sta-Sof-Fro(R), Ultra Star(R), Bantu(R) and Ultra Sheen's Precise(R). Products for the retail consumer market are sold principally through distributors servicing national and regional drug, grocery and mass merchandising chains. Professional products are sold mainly through distributors serving beauty salons and barber shops.

         COSMETICS. IVAX sells a line of cosmetics for African American women under the name Flori Roberts(R), which is marketed through department stores and major retailers; a line of cosmetics for African American women under the name Posner(R), which is marketed in drug stores, mass merchandisers and food stores, as well as through distributors; and a line of cosmetics designed primarily for dark-skinned women under the name Iman(trademark) Cosmetics, which is sold in major department stores. These products are manufactured to IVAX' specifications by third parties.

         CORRECTIVE COSMETICS. IVAX sells a unique line of makeup designed to conceal skin blemishes and other imperfections under the name Dermablend(R) Corrective Cosmetics, which is sold in major department stores and mass merchandising outlets. These products are manufactured to IVAX' specifications by third parties.

SPECIALTY CHEMICALS

         IVAX' specialty chemicals group manufactures and markets, primarily in the United States and Canada, several hundred chemical products in three distinct market segments: vacuum pump fluids, textile and denim products, and cleaning products. This business segment accounted for approximately 6%, 5% and 6% of IVAX' consolidated net revenues for the years ended December 31, 1996, 1995 and 1994, respectively.

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

         CLEANING PRODUCTS. IVAX manufactures and markets a complete line of industrial floor and carpet care products, germicidal cleaners, deodorants and hand soaps, and a variety of industrial metal and synthetic cleaning pads. The complete line of products is sold through a national network of over 600 distributors under the Franklin(R) and Brillo(R) brand names. Floor care products and maintenance services are also sold to national and regional account chains on a direct basis and through selected companies with national distribution capabilities under the Masury-Columbia(R) and Brillo(R) brand names and under private labels.

RESEARCH AND DEVELOPMENT

         For the years ended December 31, 1996, 1995 and 1994, IVAX spent $73.4 million, $64.6 million and $48.7 million, respectively, for company-sponsored research and development activities. Approximately 94%, 94% and 92% of such amounts were devoted to pharmaceutical and intravenous related research and development for the years 1996, 1995 and 1994, respectively. From time to time, IVAX may supplement its research and development efforts by entering into research and development agreements, joint ventures and other collaborative arrangements with other companies to defray the cost of product development.

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

         IVAX received its first approval to market a proprietary drug in September 1996, when the United States Food and Drug Administration (the "FDA") cleared IVAX' New Drug Application ("NDA") for the marketing of its patented prescription medication Elmiron(R) (pentosan polysulfate sodium). Elmiron(R) is indicated for the relief of pain or discomfort associated with interstitial cystitis, a chronic, progressive and debilitating urinary bladder disease afflicting primarily women.

         CERVENE(R). Cervene(R) is IVAX' trade name for an intravenous form of the compound nalmefene indicated for the mitigation of central nervous system damage following the occurrence of ischemic stroke. Nalmefene was originally developed to reverse the effects of narcotic analgesia and drug overdoses, and IVAX licensed this indication of the compound in the United States and Canada to Ohmeda, Inc., which commenced to sell the product in the United States following approval of its NDA in April 1995. IVAX believes that nalmefene may have significantly broader applications, holds or is licensed under patents in the United States and certain other countries covering the use of nalmefene for a variety of indications, and is investigating different uses of the compound, with particular emphasis on nalmefene for the treatment of ischemic stroke. In early 1997, IVAX completed a placebo-controlled dose comparison study of Cervene(R) which indicated an improved three-month outcome in stroke patients compared to the placebo for patients less than 70 years of age, and a second study is under analysis. The results of this analysis will determine the nature and timing of any NDA submission relating to Cervene(R).

         PAXENE(trademark). Paxene(trademark), IVAX' tradename for paclitaxel, is an off-patent compound which, in clinical trials sponsored by the National Cancer Institute, exhibited promising results in the treatment of ovarian, breast and other cancers. Bristol-Myers Squibb Company currently markets a product containing paclitaxel under the brand name Taxol(R) for the treatment of ovarian and breast cancer, and under applicable law, the FDA will not accept an ANDA for a generic version of this product until December 1997. IVAX has entered into an exclusive agreement with NaPro BioTherapeutics, Inc. ("NaPro") to develop and market in the United States, Eurpoe and certain other territories paclitaxel supplied by NaPro. IVAX intends to submit an NDA for Paxene(trademark) for at least one indication during 1997. IVAX is also conducting research involving analogues of paclitaxel and novel delivery systems for this class of drugs.

         INHALATION AEROSOL PRODUCTS. IVAX has substantial expertise in the development, manufacture and marketing of respiratory drugs in metered dose inhaler ("MDI") formulations, which are the most commonly used systems for delivering respiratory medications. IVAX holds patents on a breath activated MDI which is designed to overcome the difficulty many persons experience with conventional MDIs in attempting to coordinate their inhalation with the emission of the medication. IVAX' device, called Easi-Breathe(trademark), emits the medication automatically upon inhalation, minimizing coordination problems and better ensuring that the medication is delivered to the lungs. In 1995, IVAX began marketing the asthma drugs albuterol (referred to abroad as salbutamol) and beclomethasone in the Easi-Breathe(trademark) inhaler in the United Kingdom and Ireland. In December 1996, IVAX licensed the Easi-Breathe(trademark) device to Glaxo Wellcome PLC for use with Glaxo Wellcome's range of inhaled compounds (including, among others, beclomethasone and salbutamol) mixed with chlorofluorocarbon ("CFC") or hydrofluoroalkane ("HFA") propellants. The license significantly expanded the terms of an existing agreement between the parties, and generally grants Glaxo Wellcome the exclusive right to use the Easi-Breathe(trademark) device for these compounds on a worldwide basis. IVAX retained all rights to market all compounds, branded or generic, in its Easi-Breathe(trademark) inhaler, other than the compounds subject to the license. The license term remains effective at least for the duration of the Easi-Breathe(trademark) patents, which expire in the year 2011. IVAX will receive a combination of fixed/milestone payments and annual volume/revenue related royalties under the license agreement. Fixed/milestone payments under the license agreement are expected to total approximately $78 million during the term of the license, of which $26.5 million was recognized in the 1996 fourth quarter. IVAX is continuing to develop the Easi-Breathe(trademark) inhaler for use with compounds not subject to the Glaxo Wellcome license, and during 1996 commenced marketing the asthma drug Cromogen(trademark) in the Easi-Breathe(trademark) inhaler in the United Kingdom and Ireland.

         The MDIs currently marketed by IVAX, including Easi-Breathe(R), use CFCs as a propellant. In light of international agreements calling for the eventual phase out of CFCs, IVAX is developing inhalation aerosol products which do not contain CFCs. Also, IVAX has developed a multi-dose dry powder inhaler ("MDPI") which uses no gas propellant at all and is believed to have superior dosing accuracy than competing models. In 1996, IVAX commenced clinical trials in the United Kingdom for budesonide in IVAX' MDPI.

         GENERIC PHARMACEUTICALS

         IVAX also focuses on the development of generic pharmaceutical products with an emphasis on those products which are difficult to replicate or which are used to treat large patient populations. By emphasizing the development of difficult to replicate generic products, IVAX seeks to minimize competition and obtain higher margin sales for its generic products. In addition, in evaluating which product development projects to undertake, IVAX considers whether the new product, once developed, will complement other IVAX products in the same therapeutic family, or will otherwise assist in making IVAX' product line more complete.

         During 1996, IVAX received final FDA approval of 8 Abbreviated New Drug Applications ("ANDAs") relating to 7 chemical compounds, and approval of 13 Abridged Product License Applications ("APLAs"), the United Kingdom equivalent of an ANDA, from the United Kingdom Medicines Control Agency (the "MCA") relating to 13 chemical compounds. As of March 27, 1997, IVAX had received final FDA approval in 1997 of 2 ANDAs relating to 2 chemical compounds and had 15 ANDAs relating to 15 chemical compounds pending at the FDA, and 9 APLAs relating to 9 chemical compounds pending at the MCA.

         INTRAVENOUS

         DUPLEX(trademark) DRUG DELIVERY SYSTEM. A wide variety of drugs administered intravenously are not stable in solution. As a result, these drugs are typically mixed with diluent just prior to administration or are mixed at the site of manufacture, frozen for shipment, then thawed at the site of administration. IVAX is in the advanced stages of developing what it believes will be a more convenient and cost effective delivery system for this class of drugs. The system, called Duplex(trademark), is a proprietary two compartment intravenous bag using a peelable seal to hold the drug separate from the diluent until just prior to administration. The nurse, physician or alternate site administrator then breaks the seal, shakes the bag and administers the drug. IVAX expects to utilize a form of its EXCEL(R) plastic container, described under "Intravenous Products" above, in its manufacture of Duplex(trademark). Prior to marketing in the United States, each drug delivered in the Duplex(trademark) system will require FDA approval. Although there can be no assurance, IVAX believes that it may be able to submit the first of its drug approval applications for drugs to be delivered in the Duplex(trademark) system beginning in mid-1998.

         EXCEL(R) EXTENSIONS. IVAX is in the advanced stages of developing new product lines, including larger volume EXCEL(R) containers, nutrition solutions packaged in EXCEL(R) containers, and additional premixed drugs. Prior to marketing in the United States, each of these solutions will require FDA approval. Although there can be no assurance, IVAX believes that it may be able to submit the first of its drug approval applications for these products beginning in 1997.

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

Three phases of clinical trials must be successfully completed before an NDA is approved: phase I clinical trials, which involve the administration of the drug to a small number of healthy subjects to determine safety, tolerance, absorption and metabolism characteristics; phase II clinical trials, which involve the administration of the drug to a limited number of patients for a specific disease to determine dose response, efficacy and safety; and phase III clinical trials, which involve the study of the drug to gain confirmatory evidence of efficacy and safety from a wide base of investigators and patients. In the case of a drug that has been previously approved by the FDA, an abbreviated approval process is available. For such drugs an ANDA may be submitted to the FDA for approval. For an ANDA to be approved, the drug must be shown to be bioequivalent to the previously approved drug. The NDA and ANDA approval process generally takes a number of years and involves the expenditure of substantial resources. IVAX' parenteral solutions, including its nutrition solutions and Duplex(trademark) system products, as well as the use of a different packaging material, such as EXCEL(R), for existing approved parenteral solutions, also require FDA approval.

         IVAX' diagnostic products and substantially all of IVAX' infusion instruments, administration sets and filling and admixture accessories are considered medical devices, which require either a 510(k) premarket notification clearance ("510(k)") or an approved Premarket Approval Application ("PMA") from the FDA prior to marketing. A product qualifies for a 510(k) if it is substantially equivalent to another medical device that was on the market prior to May 28, 1976 and does not now have a PMA or has previously received 510(k) premarket notification clearance and is lawfully on the market. The 510(k) approval process can take several months and may involve the submission of data demonstrating its equivalency to similar products in the market together with other supporting information. An approved PMA application indicates that the FDA has determined that a device has been proven to be safe and effective for its intended use. The PMA process typically can last several years and requires the submission of significant quantities of preclinical and clinical data as well as manufacturing and other information.

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

COMPETITION

         The pharmaceutical industry is highly competitive and includes numerous established pharmaceutical companies, many of which have considerably greater financial, technical, clinical, marketing and other resources and experience than IVAX. The markets in which IVAX competes are undergoing, and are expected to continue to undergo, rapid and significant technological change, and IVAX expects competition to intensify as technological advances are made. IVAX intends to compete in this marketplace by developing or licensing pharmaceutical products that are either patented or proprietary and which are primarily for indications having relatively large patient populations or for which limited or inadequate treatments are available, and, with respect to generic pharmaceuticals, by developing therapeutic equivalents to previously patented products which are difficult to duplicate or which are used to treat large patient populations. There can be no assurance, however, that developments by others will not render IVAX' pharmaceutical products or technologies obsolete or uncompetitive. In addition to product development, other competitive factors in the pharmaceutical industry include product quality and price, reputation and dissemination of technical information.

         Revenues and gross profit derived from generic pharmaceutical products tend to follow a pattern based on regulatory and competitive factors unique to the generic pharmaceutical industry. As patents for brand name products and related exclusivity periods mandated by regulatory authorities expire, the first generic manufacturer to receive regulatory approval for generic equivalents of such products is usually able to achieve relatively high market share, revenues and gross profit. As other generic manufacturers receive regulatory approvals on competing products, market share and prices typically decline. Accordingly, the level of revenues and gross profit attributable to generic products developed and manufactured by IVAX is dependent, in part, on IVAX' ability to develop and rapidly introduce new products, the timing of regulatory approval of such products, and the number and timing of regulatory approvals of competing products. In addition to competition from other generic drug manufacturers, IVAX faces competition from brand name companies as they increasingly sell their products into the generic market directly by establishing, acquiring or forming licensing or business arrangements with generic pharmaceutical companies. No regulatory approvals are required for a brand name manufacturer to sell directly or through a third party to the generic market, nor do such manufacturers face any other significant barriers to entry into such market. In addition, brand name companies are increasingly pursuing strategies to prevent or delay the introduction of generic competition. These strategies include, among other things, seeking to establish regulatory obstacles to demonstrate the bioequivalence of generic drugs to the brand name products, and instituting legal actions based on process or other patents that allegedly are infringed by the generic products.

         During 1996, certain national drug wholesalers instituted programs designed to provide cost savings to independent retail pharmacies on their purchases of certain generic pharmaceutical products. Pursuant to the programs, independent retail pharmacies generally agreed to purchase their requirements of generic pharmaceutical products from one wholesaler and permitted the wholesaler to select the product suppliers. Each wholesaler encouraged generic drug suppliers to participate in its program by offering to purchase the wholesaler's requirements of particular products from a single supplier. The programs encouraged generic drug suppliers to aggressively bid to be the exclusive supplier of products under the programs. The existence of the programs also resulted in reduced prices to non-wholesaler customers. As a result of the institution of the programs, the generic drug industry experienced a significant reduction in the prices charged by suppliers for many generic pharmaceutical products during the second and third quarters of 1996. Other wholesalers have commenced or are expected to implement similar programs, and such programs may be expanded to other product lines and customer groups.

         Competition among suppliers of intravenous solutions and related products to hospitals and alternate site providers has historically been intense and, accordingly, IVAX' intravenous products group faces substantial competition in its markets for all its products. There are three major suppliers of intravenous solutions and related sets in the hospital and alternate site health care markets: Baxter International, Inc. ("Baxter"), Abbott Laboratories ("Abbott") and IVAX. According to industry sources, based upon hospital census beds under full line contract, the 1996 market shares of Baxter, Abbott and IVAX were approximately 44%, 37% and 19%, respectively. Baxter and Abbott are major diversified health care companies and have greater financial, research and development, marketing and human resources than IVAX. Baxter and Abbott also offer a broad range of medical products in addition to intravenous solutions, sets and related products, which can be combined into more comprehensive bundles than IVAX is able to offer. Competition in the intravenous products industry is primarily based on quality of products and services, price, reputation with group purchasing organizations, hospital administrators, materials managers, pharmacists and nurses, and technological innovation and development.

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

         IVAX sells certain of its products under trademarks and seeks to obtain protection for its trademarks by registering them in the United States, United Kingdom and other countries where the products are marketed. At present, IVAX does not consider its trademarks, individually or in the aggregate, to be material in relation to its business as a whole. The trademarks of the specialty chemicals group and the personal care products group, however, are well established and recognized within their respective industries, and IVAX believes that in the aggregate such trademarks are of material importance to the specialty chemicals group and the personal care products group, respectively.

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

EMPLOYEES

         As of February 28, 1997, IVAX had approximately 8,162 full time employees, of which 5,582 were engaged in research and development, production and associated support, 1,357 were engaged in sales, marketing and distribution, and 1,223 were engaged in finance and general administration. By industry segment, the employees were divided as follows: 1,846 in domestic pharmaceuticals, 2,809 in international pharmaceuticals, 2,726 in the intravenous products group, 275 in the personal care products group, 283 in specialty chemicals, 110 in diagnostics, and 113 in corporate. The foregoing information includes 937 employees of Galena, which is owned 74% by IVAX.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS AND FOREIGN AND DOMESTIC
OPERATIONS

         Specific financial information with respect to IVAX' industry segments and foreign and domestic operations is provided in Note 11, Business Segment and Geographic Information, in the Notes to Consolidated Financial Statements included in this Form 10-K.

ITEM 2.  PROPERTIES

         IVAX owns or leases an aggregate of approximately 4.6 million square feet of space in Argentina, Canada, Germany, Hong Kong, Ireland, Italy, Poland, Russia, the Slovak Republic, the United Kingdom, the United States, and Uruguay, which is used by the pharmaceutical group (56%), the intravenous group (24%), the personal care products group (6%), the diagnostics group (2%), and the specialty chemicals group (12%). IVAX believes its facilities are in satisfactory condition, are suitable for their intended use and have capacities considered appropriate to meet IVAX' present needs.

         IVAX operates seventeen pharmaceutical manufacturing facilities, three of which are located in Waterford, Ireland; two of which are located in each of Miami, Florida and London, England; one of which is located in each of Kirkland, Canada; Buenos Aires, Argentina; Northvale, New Jersey; St. Croix, Virgin Islands; Cidra, Puerto Rico; Syosset, New York; Falkenhagen, Germany; Harlow, England; Runcorn, England; and Montevideo, Uruguay. IVAX' personal care products manufacturing facility is located in Chicago, Illinois. IVAX' intravenous manufacturing facilities are located in Irvine, California and Sabana Grande, Puerto Rico. IVAX' specialty chemicals manufacturing facilities are located in Churchville, New York; Chicago, Illinois; Rock Hill, South Carolina; Lawrence, Massachusetts; and Marion, Ohio. IVAX' diagnostics manufacturing facilities are located in Miami, Florida and Springdale, Arkansas. IVAX owns all of the Miami and Chicago manufacturing facilities, and the Kirkland, Buenos Aires, Cidra, Syosset, Falkenhagen, Churchville, Rock Hill, and Marion facilities, and leases its remaining manufacturing facilities.

         In connection with a restructuring program instituted by IVAX in the third quarter of 1996 to, among other things, reduce costs and improve efficiencies in its United States generic pharmaceutical operations, IVAX is consolidating certain of its facilities. IVAX closed its Shreveport, Louisiana pharmaceutical manufacturing facility in the fourth quarter of 1996 and expects to close its Syosset, New York pharmaceutical manufacturing facility during the second quarter of 1997. Production from those facilities will be transferred to IVAX' Kirkland, Canada facility, acquired in January, 1997.

         IVAX maintains sales offices and distribution centers in Argentina, Canada, China, Hong Kong, Italy, Poland, Russia, Uruguay, and various parts of the United States and the United Kingdom, most of which are held pursuant to leases. None of such leases are material to IVAX.

ITEM 3.  LEGAL PROCEEDINGS

         In late April 1995, Zenith Laboratories, Inc., a wholly owned subsidiary of IVAX ("Zenith"), received approvals from the FDA to manufacture and market the antibiotic cefaclor in capsule and oral suspension formulations. Cefaclor is the generic equivalent of Ceclor(R), a product of Eli Lilly and Company ("Lilly"). On April 27, 1995, Lilly filed a lawsuit against Zenith and others styled ELI LILLY AND COMPANY V. AMERICAN CYANAMID COMPANY, BIOCRAFT LABORATORIES, INC., ZENITH LABORATORIES, INC. AND BIOCHIMICA OPOS S.P.A. in the United States District Court for the Southern District of Indiana, Indianapolis Division. In general, the lawsuit alleges that Zenith's cefaclor raw material supplier, a third party unaffiliated with IVAX, manufactures cefaclor raw material in a manner which infringes two process patents owned by Lilly, and that Zenith and the other defendants knowingly and willfully infringed and induced the supplier to infringe the patents by importing the raw material into the United States. The lawsuit seeks to enjoin Zenith and the other defendants from infringing or inducing the infringement of the patents and from making, using or selling any product incorporating the raw material provided by such supplier, and seeks an unspecified amount of monetary damages and the destruction of all cefaclor raw material manufactured by the supplier and imported into the United States. In August 1995, the Court denied Lilly's motion for preliminary injunction which sought to prevent Zenith from selling cefaclor until the merits of Lilly's allegations could be determined at trial. On May 10, 1996, the United States Court of Appeals for the Federal Circuit affirmed the district court's denial of Lilly's motion for preliminary injunction. On February 28, 1997, Lilly filed an amended complaint which alleges the infringement of an additional patent, and also filed a motion to add to the lawsuit additional defendants who are not affiliated with IVAX or Zenith.

         In September 1994, individuals purporting to be shareholders of IVAX filed a class action complaint against IVAX and all but one of its directors as of that date and certain of its officers in the United States District Court for the Southern District of Florida which consolidates, amends and supplements a number of similar complaints filed earlier in 1994. The consolidated lawsuit is styled HARVEY M. JASPER RETIREMENT TRUST AND HARVEY M. JASPER INDIVIDUAL RETIREMENT ACCOUNT ET AL. VS. IVAX CORPORATION AND PHILLIP FROST ET AL. Plaintiffs seek to act as representatives of a class consisting of all purchasers of IVAX' common stock between January 14 and May 2, 1994, including as a subclass parties who exchanged their shares of common stock of McGaw, Inc. ("McGaw") for IVAX' common stock in connection with IVAX' acquisition of McGaw in March 1994. In general, the complaint alleges violations of Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended, and the rules promulgated thereunder, and Sections 11, 12(2) and 15 of the Securities Act of 1933, as amended (the "Securities Act"), as well as a claim for negligent misrepresentation. The complaint alleges that IVAX made untrue statements of material fact and omitted to state material facts necessary to make statements made not misleading in its public disclosure documents, in communications to securities analysts and the public, and in IVAX' registration statement and proxy statement-prospectus distributed in connection with the acquisition of McGaw, relating primarily to net revenues and earnings, verapamil sales, and the effects of competition in the verapamil market on IVAX' net revenues and earnings. The complaint seeks an unspecified amount of compensatory and rescissionary damages, equitable and injunctive relief, interest, litigation costs and attorneys' fees. The non-management directors of IVAX initially named as defendants in the suit were dismissed without prejudice from the consolidated actions pursuant to a stipulation filed in January 1995. In November 1995, the defendants' motion to dismiss the consolidated amended complaint was denied. In January 1997, the parties entered into a memorandum of understanding ("MOU"), pursuant to which the parties have agreed to settle the action in its entirety in exchange for the payment by defendants and their insurers of $7.5 million. The agreement reflected in the MOU is contingent upon the execution by the parties of a mutually acceptable settlement agreement, and is ultimately contingent upon Court approval after all class members have been given notice of the proposed settlement and an opportunity to be heard thereon.

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

      In April 1995, an action styled VENTANA PARTNERSHIP III, L.P. AND VENTANA EQUITY EXPANSION PARTNERSHIP IV, L.P. VS. IVAX CORPORATION, PHILLIP FROST, M.D., ISAAC KAYE AND ANDREW ZINZI was filed against IVAX and certain of its officers in the United States District Court for the Southern District of California. The complaint alleges essentially the same securities laws violations and negligent misrepresentation claim as alleged in the consolidated class action suit described above. The complaint seeks in excess of $21 million in compensatory, consequential, rescissionary and punitive damages, as well as litigation costs. This action was transferred to the United States District Court for the Southern District of Florida and was consolidated with the class action suit described above.

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

         In November 1996, individuals purporting to be shareholders of IVAX filed a class action complaint styled MALIN, ET AL. VS. IVAX CORPORATION AND PHILLIP FROST, ET AL. against IVAX and certain of its current or former officers or directors in the United States District Court for the Southern District of Florida which consolidates, amends and supplements a number of similar complaints filed earlier in 1996. The plaintiffs seek to act as representatives of a class consisting of all purchasers of IVAX' common stock between July 31, 1995 and June 27, 1996. The consolidated amended complaint alleges violations of
Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated by the Securities and Exchange Commission, and also asserts a claim for negligent misrepresentation. The complaint generally alleges that IVAX made untrue statements of material fact and omitted to state material facts necessary to make statements made not misleading in its public disclosure documents and in communications to the public regarding its operations and financial results and that its financial statements were not prepared in accordance with generally accepted accounting principles. These allegations are centered around claims that IVAX failed to disclose that it offered its customers shelf stock adjustments and failed to establish reserves for such credits. In general, the complaint seeks an unspecified amount of compensatory damages, pre-judgment interest, litigation costs and attorney's fees.

         On March 5, 1997, individuals purporting to be shareholders of IVAX Corporation filed a class action complaint styled ALAN M. HARRIS AND YITZCHOK WOLPIN V. IVAX CORPORATION, PHILLIP FROST AND MICHAEL W. FIPPS against IVAX, its Chairman and its Chief Financial Officer in the United States District Court for the Southern District of Florida. Plaintiffs seek to act as representatives of a class consisting of all persons who purchased IVAX common stock or call options during the period from September 30, 1996 through November 11, 1996 and who were allegedly damaged thereby. The complaint alleges violations of Section 10(b) of the Securities Act of 1934 and negligent misrepresentation. The complaint alleges that defendants made untrue statements of material fact and omitted to state material facts necessary to make statements made not misleading in a September 30, 1996 press release regarding IVAX' earnings outlook for the third quarter of 1996. The complaint seeks unspecified compensatory damages, pre-judgment interest, attorneys' fees and litigation costs.

         In connection with its unilateral termination of the Agreement and Plan of Merger (the "Merger Agreement"), dated as of November 10, 1996, among BBI Healthcare Corporation, Bergen Brunswig Corporation ("Bergen"), IVAX, BBI-I Sub, Inc. and BBI-B Sub, Inc., Bergen filed a complaint against IVAX in the United States District Court for the Southern District of New York on March 21, 1997. The lawsuit is styled BERGEN BRUNSWIG CORPORATION VS. IVAX CORPORATION. Plaintiff alleges, among other things, that IVAX breached the Merger Agreement. The complaint seeks the recovery of a $50 million termination fee, an unspecified amount of compensatory damages, interest, litigation costs and attorneys' fees. IVAX does not believe that Bergen had a legal right to terminate the Merger Agreement, and intends to pursue a counterclaim against Bergen for breach of the Merger Agreement.

         IVAX intends to vigorously defend each of the foregoing lawsuits, but their respective outcomes cannot be predicted. Any of such lawsuits, if determined adversely to IVAX, could have a material, adverse effect on IVAX' financial position and results of operations. IVAX ultimate liability with respect to any of the foregoing proceedings is not presently determinable.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the quarter ended December 31, 1996.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


         IVAX' common stock is listed on the American Stock Exchange and is traded under the symbol IVX. The following table sets forth the high and low closing prices of IVAX' common stock as reported on the composite tape of the American Stock Exchange and the cash dividends paid by IVAX for each of the quarters indicated:

                                                  1995
                                   ---------------------------------
          QUARTER                   HIGH           LOW      DIVIDEND
          -------                  ------         ------    --------
          First                    $26.00         $19.50    $     -
          Second                    27.50          23.25        .04
          Third                     31.13          23.88          -
          Fourth                    31.38          22.75        .04


                                                  1995
                                   ---------------------------------
          QUARTER                   HIGH           LOW      DIVIDEND
          -------                  ------         ------    --------
          First                    $30.00         $25.38    $     -
          Second                    31.00          14.75        .05
          Third                     16.63          12.75          -
          Fourth                    18.50           9.81          -


         As of the close of business on March 20, 1997, there were approximately 6,316 record holders of IVAX' common stock.

         IVAX has, since the second quarter of 1993, paid semi-annual cash dividends to its shareholders. IVAX did not declare a dividend for the second half of 1996 since the terms of IVAX' existing line of credit facility, as amended on November 14, 1996, prohibit IVAX from paying cash dividends to its shareholders. IVAX' future dividend policy will depend on IVAX' earnings, capital requirements, financial condition, the requirements of any financing agreements to which IVAX is a party and other factors considered relevant by IVAX' Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA


                             SELECTED FINANCIAL DATA


                                                          YEAR ENDED DECEMBER 31,
                                     ---------------------------------------------------------------
                                        1996             1995         1994        1993       1992
                                     ------------     ----------   ----------  ---------- ----------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA) (1)

OPERATING DATA
Net revenues                        $ 1,151,307       $1,259,766   $1,134,806   $1,062,945   $853,497
Income (loss) before extraordinary
  items                                (158,679)(2)      114,801       89,872      107,982     37,410
Net income (loss)                      (160,752)         114,835       89,049       99,354     29,820
Earnings (loss) per common share:
  Earnings (loss) before
    extraordinary items                   (1.31)             .96          .77          .94        .37
  Net earnings (loss)                     (1.33)             .96          .76          .87        .29
Weighted average number of
  common shares outstanding             120,949          119,253      116,339      114,722     99,642
Cash dividends per common share     $       .05       $      .08   $      .06   $      .04   $      -


BALANCE SHEET DATA
Working capital                     $   535,273       $  470,905   $  332,818   $  295,413   $214,479
Total assets                          1,401,900        1,335,310    1,106,704    1,001,279    848,075
Total long-term debt, net of
  current portion                       443,424          298,857      253,839      278,708    334,722
Shareholders' equity                    695,128          789,172      634,456      527,772    339,657
Book value per common share (3)            5.72             6.69         5.56         4.65       3.05


(1) Figures have been restated to reflect the acquisition of the following companies, each of which was accounted for under the pooling of interests method of accounting: Zenith Laboratories, Inc. and McGaw, Inc. in 1994; Johnson Products Co., Inc. in 1993; Willen Drug Company, DVM Pharmaceuticals, Inc., Waverley Pharmaceutical Limited, and H N Norton Co. in 1992. The March 1, 1996 acquisition of Elvetium S.A. (Argentina), Alet Laboratories S.A.E.C.I. y E. and Elvetium S.A. (Uruguay), (collectively "Elvetium"), and the September 30, 1995 acquisition of Pharmatop Limited which were accounted for under the pooling of interests method of accounting, were recorded as of January 1, 1996 and 1995, respectively. Historical figures have not been restated to give retroactive effect to the Elvetium and Pharmatop Limited acquisitions due to the immateriality of the related amounts. Figures include the results of the following businesses acquired by purchase since the respective acquisition dates: ImmunoVision, Inc. on July 17, 1995; 60% of the shares of Galena a.s., on July 25, 1994 (subsequently increased through open market purchases to 74%); certain assets and the assumption of certain liabilities of Elf Atochem North America, Inc. on June 7, 1993 and Flori Roberts, Inc. on July 28, 1992.

(2)Includes restructuring costs and other asset write-downs of $13,642 and $104,341, respectively.

(3) Assumes conversion of Zenith's cumulative convertible preferred stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements. Except for historical information contained herein, the matters discussed below are forward looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties, including but not limited to economic, competitive, governmental, and technological factors affecting IVAX' operations, markets, products and prices, and other factors discussed elsewhere in this report and the documents filed by IVAX with the Securities and Exchange Commission.

                              RESULTS OF OPERATIONS

OVERVIEW

      IVAX' operations are conducted through subsidiaries involved in pharmaceuticals, intravenous products, IN VITRO diagnostics, personal care products and specialty chemicals. Information regarding the results of operations and financial position of IVAX' principal business segments is set forth in Note 11, Business Segment and Geographic Information, in the Notes to Consolidated Financial Statements.

      Historically, IVAX' revenues and profits have increased primarily as a result of the acquisition of other businesses and the successful development and marketing of generic pharmaceutical products. IVAX' future success is largely dependent upon its ability to develop, manufacture and market, in the short term, commercially viable generic pharmaceutical products, and in the long term, commercially viable generic and proprietary pharmaceutical products. In the short term, IVAX' revenues and profits from its pharmaceutical operations may vary significantly from period to period, as well as in comparison to corresponding prior periods, as a result of regulatory and competitive factors unique to the generic pharmaceutical industry. Such factors include the timing of new generic drug approvals received by IVAX, the number and timing of generic drug approvals for competing products, the timing of IVAX' initial shipments of newly approved generic drugs, strategies adopted by brand name companies to maintain market share, and the effects of sales promotion programs. The first company to receive regulatory approval for and to introduce a generic drug is usually able to capture significant market share from the branded drug and to achieve relatively high revenues and gross profits from sales of the drug. As other generic versions of the same drug enter the market, however, market share, prices, revenues and gross profits decline, sometimes significantly. In addition, the initial shipments by the first company to introduce a generic drug are often significant as customers fill their initial inventory requirements.

       In addition to competition from other generic drug manufacturers, the Company faces competition from brand name companies as they increasingly sell their products into the generic market directly by establishing, acquiring or forming licensing or business arrangements with generic pharmaceutical companies. No regulatory approvals are required for a brand name manufacturer to sell directly or through a third party to the generic market, nor do such manufacturers face any other significant barriers to entry into such market. In addition, brand name companies are increasingly pursuing strategies to prevent or delay the introduction of generic competition. These strategies include, among other things, seeking to establish regulatory obstacles to demonstrate the bio-equivalence of generic drugs to the brand name products and instituting legal actions based on process or other patents that allegedly are infringed by the generic products.

      IVAX' pharmaceutical revenues may also be affected by the level of reserves for estimated returns and inventory credits established by IVAX. The custom in the pharmaceutical industry is to generally grant customers the right to return purchased goods. In the generic pharmaceutical industry, this custom has resulted in a practice of suppliers issuing shelf-stock adjustments (also known as inventory credits) to customers based on the customer's existing inventory following decreases in the price of the supplier's generic pharmaceutical products. The determination to grant a credit to a customer following a price decrease is generally at the discretion of IVAX, and generally not pursuant to contractual arrangements with customers. These credits allow customers with established inventories to compete with those buying product at the current market price, and allow IVAX to maintain shelf space, market share and customer loyalty.

         Reserves for estimated returns and inventory credits are established by IVAX concurrently with the recognition of revenue for a particular product. The amount of reserves are established in accordance with generally accepted accounting principles based upon consideration of a variety of factors, including actual return and inventory credit experience for products during the past several years by product type, the number and timing of regulatory approvals for the product by competitors of IVAX, both historical and projected, the market for the product, and projected economic conditions. Actual product returns and inventory credits incurred are, however, dependent upon future events, including price competition and the level of customer inventories at the time of any price declines. IVAX continually monitors the factors that influence the pricing of its products and customer inventory levels and makes adjustments to these reserves when management believes that actual product returns and inventory credits may differ from established estimates.

      IVAX' pharmaceutical revenues and profits may also be affected by other factors. Certain raw materials and components used in the manufacture of IVAX' products are available from limited sources, and in some cases, a single source. Furthermore, because raw material sources for pharmaceutical products must generally be approved by regulatory authorities, changes in raw material suppliers could result in production delays and higher raw material costs. In addition, FDA approval to manufacture a drug is site specific. In the event an approved manufacturing facility for a particular drug becomes inoperable, obtaining the required FDA approval to manufacture such drug at a different manufacturing site could also result in production delays.

         During 1996, certain national drug wholesalers instituted programs designed to provide cost savings to independent retail pharmacies on their purchases of certain generic pharmaceutical products. Pursuant to the programs, independent retail pharmacies generally agreed to purchase their requirements of generic pharmaceutical products from one wholesaler and permitted the wholesaler to select the product suppliers. Each wholesaler encouraged generic drug suppliers to participate in its program by offering to purchase the wholesaler's requirements of particular products from a single supplier. The programs encouraged generic drug suppliers to aggressively bid to be the exclusive supplier of products under the programs. The existence of the programs also resulted in reduced prices to non-wholesaler customers. As a result of the institution of the programs, the generic drug industry experienced a significant reduction in the prices charged by suppliers for many generic pharmaceutical products during the second and third quarters of 1996. Other wholesalers have commenced or are expected to implement similar programs, and such programs may be expanded to other product lines and customer groups. Also during 1996, the Company experienced increased competition for certain of its more important domestic generic pharmaceutical products as a result of product approvals obtained by competitors.

      The price declines for certain generic pharmaceutical products manufactured by the Company caused by the competitive factors described above, including the wholesaler programs, combined with certain other factors discussed below, resulted in a net loss for 1996. As a result of reported losses, the Company was not in compliance with certain financial covenants under its revolving line of credit agreement as of the end of the second and third quarters of 1996. The Company obtained waivers of the non-compliance as of the end of the 1996 second and third quarters, and entered into an amendment to the credit agreement during the fourth quarter. As of December 31, 1996, the Company was in compliance with the amended credit agreement.

         During the 1996 fourth quarter, the Company entered into a merger agreement with Bergen Brunswig Corporation ("Bergen"), a national drug wholesaler and a significant customer of the Company's domestic generic pharmaceutical business. The merger was intended to create a vertically integrated pharmaceutical company by combining a drug manufacturer with a drug wholesaler. During the 1997 first quarter, Bergen unilaterally terminated the merger agreement and subsequently instituted a lawsuit against the Company alleging that the Company breached the merger agreement. See Note 14, Subsequent Events, in the Notes to Consolidated Financial Statements. Following announcement of the proposed merger, various customers of IVAX' generic pharmaceutical business, some of which are competitors of Bergen, expressed concerns about continuing to do business with IVAX after consummation of the proposed merger. The Company does not know the impact, if any, the announcement of the merger had on sales of IVAX' products to customers other than Bergen or the effect the termination will have on future sales to Bergen. During 1996, IVAX' domestic pharmaceutical business generated net revenues of $289.6 million of which approximately 10% were attributable to sales to Bergen.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO THE YEAR ENDED DECEMBER 31, 1995

      IVAX reported a net loss of $160.8 million for the year ended December 31, 1996 compared to net income of $114.8 million for the year ended December 31, 1995. Loss before extraordinary items was $158.7 million for the year ended December 31, 1996 compared to income before extraordinary items of $114.8 million for the prior year. Net loss for 1996 included $2.1 million in extraordinary losses, net of tax, from the early extinguishment of debt.

      Loss before extraordinary items per common share was $1.31 for the year ended December 31, 1996 compared to earnings per common share of $.96 in the prior year. Net loss per common share was $1.33 for the year ended December 31, 1996 compared to net earnings per share of $.96 for the prior year. The net extraordinary loss of $.02 per common share recorded in 1996 related to the early extinguishment of debt.

NET REVENUES AND GROSS PROFIT BY BUSINESS SEGMENT:
(In thousands)

                                         1996                    1995
                                ----------------------  ----------------------
                                   NET        GROSS        NET        GROSS
                                 REVENUES     PROFIT     REVENUES     PROFIT
                                ----------   ---------  ----------   ---------
Pharmaceuticals                 $  648,674   $ 183,055  $  774,240   $ 326,625
Intravenous products               343,028     122,025     339,978     133,067
Other operations                   161,828      71,859     147,045      64,038
Intersegment eliminations           (2,223)          -      (1,497)          -
                                ----------   ---------  ----------   ---------
   Total                        $1,151,307   $ 376,939  $1,259,766   $ 523,730
                                ==========   =========  ==========   =========

      Net revenues totaled $1,151.3 million for 1996, a decrease of $108.5 million, or 9%, from the $1,259.8 million reported in the prior year. Gross profit decreased $146.8 million for 1996, or 28%, as compared to 1995. Gross profit totaled $376.9 million (33% of net revenues) for the year ended December 31, 1996, compared to $523.7 million (42% of net revenues) for the prior year.

         Net revenues of IVAX' pharmaceutical operations, which represented approximately 56% of 1996 consolidated net revenues, decreased $125.6 million from 1995. Net revenues of IVAX' domestic pharmaceutical operations decreased $216.3 million while net revenues of IVAX' international operations increased $90.7 million.

         Domestic pharmaceutical net revenues totaled $289.6 million for the year ended December 31, 1996, compared to $506.2 million for the prior year. The $216.6 million, or 43%, decrease in domestic pharmaceutical net revenues was primarily attributable to significant price declines for generic drugs manufactured by the Company, including verapamil HCl ER and cefaclor, during the second and third quarters of 1996, a time when customers had significant inventories of such drugs. The significant price declines were caused by the competitive factors described in the "Overview," including the introduction of additional competing products by other generic drug suppliers and the effect of the wholesaler programs instituted during the year to provide cost savings to independent retail pharmacies. These factors resulted in depressed customer re-orders and increases in the reserves for customer inventory credits and expected returns. In addition, to avoid exacerbating the inventory situation, the Company decreased promotional activities during the 1996 third quarter which further reduced sales volumes. During 1996 and 1995, the Company's domestic generic pharmaceutical business provided reserves for expected inventory credits and returns of $177.3 million and $47.5 million, respectively. At December 31, 1996 and 1995, reserves for expected inventory credits and returns for the domestic generic pharmaceutical business were $65.9 million and $14.1 million, respectively.

      Net revenues attributable to sales of verapamil HCl ER tablets manufactured by IVAX totaled $22.9 million in 1996 compared to $96.5 million in 1995. The decline in net revenues was due primarily to a decline in both the net selling price and unit volume and, to a lesser extent, a higher level of customer inventory credits. During 1996, another generic version of one of the dosage strengths of verapamil sold by IVAX was introduced by a competitor.

         Net revenues attributable to sales of cefaclor, the generic equivalent of Eli Lilly and Company's Ceclor(R), an antibiotic indicated for the treatment of infections, approved in April 1995, declined to $14.0 million in 1996 from $70.0 million in 1995. This decline was primarily attributable to price and volume declines, increased reserves for expected returns and higher levels of customer inventory credits due to increased competition in the generic cefaclor market. In January 1997, IVAX announced the recall in the United States of cefaclor as a result of the recall of the principal raw material used in the manufacture of the generic drug. IVAX is presently seeking approval for an alternate source of raw material, but can not predict when it will be in a position to re-commence the manufacture and sale of cefaclor.

      Sales of IVAX' albuterol metered dose inhaler, the generic equivalent of Glaxo Inc.'s Ventolin(R) Inhalation Aerosol, used in the treatment of asthma, contributed $32.5 million to 1996 net revenues as compared to $8.6 million in 1995 following its fourth quarter launch. Net revenues attributable to sales of albuterol metered dose inhaler were negatively impacted during 1996 by price competition combined with elevated customer inventory levels following the drug's launch. During 1996, other generic drug manufacturers launched competing products. In addition, the company marketing the brand name version of the drug is also marketing a generic form of the product through a third party.

      During 1996, IVAX commenced domestic sales of eight newly approved generic products. Among these new product approvals was cefadroxil, the generic equivalent of Bristol-Myers Squibb's antibiotic Duricef(R), approved in March 1996, which contributed net revenues of $40.2 million in 1996. IVAX experienced limited price competition with respect to sales of cefadroxil during 1996, and consequently, customer inventory credits had a limited impact on net revenues of this product. Although IVAX remains the only FDA approved generic manufacturer of cefadroxil, the company marketing the brand name version of this drug is marketing its own generic form of this product through an affiliate.

      As noted in the "Overview," other manufacturers may obtain regulatory approvals or otherwise determine to market generic products equivalent to IVAX' manufactured generic products, such as cefadroxil, albuterol, and verapamil, in 1997 and thereafter. As other companies commence to market products which compete with those manufactured by IVAX, the resulting competition is likely to reduce IVAX' net revenues and gross profit generated from those products.

      IVAX' international pharmaceutical operations generated net revenues of $359.0 million in 1996 compared to $268.0 million in 1995. The $91.0 million, or 34%, increase in international pharmaceutical net revenues included an increase of $36.1 million attributable to the operations of Elvetium S.A. (Argentina), Alet Laboratorios S.A.E.C.I.E. and Elvetium S.A. (Uruguay), (collectively, "Elvetium"), acquired in March 1996. Although the acquisition of Elvetium was accounted for as a pooling of interests, the acquisition was recorded as of January 1, 1996 and IVAX' historical results of operations were not restated to give retroactive effect to the acquisition due to the immateriality of the related amounts. The remaining $54.9 million increase in net revenues of IVAX' international pharmaceutical operations was primarily due to higher sales of branded respiratory products and licensing fees. Net revenues attributable to branded respiratory products (not including licensing fees) represented approximately 13% of total international pharmaceutical net revenues in both 1996 and 1995. In the fourth quarter of 1996, IVAX entered into a license agreement relating to its breath operated inhaler device pursuant to which it recognized fees of $26.5 million in the 1996 fourth quarter.

      The gross profit percentage of IVAX' pharmaceutical operations was 28.2% in 1996 as compared to 42.2% in 1995. The decline in the gross profit percentage was primarily attributable to price declines for United States generic drugs and higher levels of customer inventory credits and reserves for expected returns relating to United States generic pharmaceutical operations discussed above. These factors more than offset the increase in gross profit percentage for the international pharmaceutical division.

         Net revenues of the intravenous products division totaled $343.0 million in 1996, an increase of $3.0 million from the $340.0 million reported for 1995. The increase in net revenues resulted primarily from higher sales volume of basic nutrition sets and solutions and increased net revenues attributable to continued growth in alternate site healthcare locations, partially offset by lower net revenues attributable to Hespan(R), McGaw's brand name blood plasma expansion product. Gross profit was $122.0 million in 1996 compared to $133.1 million in 1995. The gross profit percentage of the intravenous products division decreased to 35.6% in 1996 from 39.1% in 1995. The reduction in gross profit compared to 1995 and the decrease in the gross profit percentage were primarily due to the reduction in the net selling price of Hespan(R), higher unfavorable manufacturing variances and inventory obsolescence reserves. Gross profit generated by the intravenous products division is likely to continue to decrease in 1997 as compared to 1996 as a result of competitive pressures.

      Net revenues and gross profit of IVAX' personal care products, diagnostics and specialty chemicals operations, excluding intersegment eliminations, represented approximately 14% and 19%, respectively, of consolidated net revenues and consolidated gross profit in 1996. Combined net revenues and gross profit of these other operations increased $14.8 million and $7.8 million, respectively, compared to 1995 primarily due to the introduction by the personal care products group of the Iman(TM) product line, which was acquired in November 1995.


OPERATING EXPENSES BY BUSINESS SEGMENT:
(In thousands)

                                                                         RESTRUCTURING
                                    GENERAL      RESEARCH   AMORTIZATION   COSTS AND
                                      AND           AND          OF          ASSET       MERGER
                      SELLING   ADMINISTRATIVE  DEVELOPMENT  INTANGIBLES  WRITE-DOWNS   EXPENSES   TOTAL
                     ---------- --------------  -----------  ----------- -------------  --------  --------
1996
----
Pharmaceuticals      $  118,972   $  92,241     $  50,111     $  4,294     $  69,073     $   71   $334,762
Intravenous products     54,341      22,291        18,762        3,199           468          -     99,061
Other operations         47,223      14,542         4,480        2,586        48,442          -    117,273
Corporate and other           -      21,982             -           37             -        486     22,505
                     ----------   ---------     ---------     --------     ---------     ------   --------
      Total          $  220,536   $ 151,056     $  73,353     $ 10,116     $ 117,983     $  557   $573,601
                     ==========   =========     =========     ========     =========     ======   ========
1995
----
Pharmaceuticals      $   85,107   $  58,520     $  44,492     $  2,411     $       -     $    -   $190,530
Intravenous products     55,050      29,846        16,005        4,657             -          -    105,558
Other operations         41,270      13,596         4,105        2,430             -          -     61,401
Corporate and other           -      15,422             -            -             -      3,392     18,814
                     ----------   ---------     ---------     --------     ---------     ------   --------
      Total          $  181,427   $ 117,384     $  64,602     $  9,498     $       -     $3,392   $376,303
                     ==========   =========     =========     ========     =========     ======   ========

       Selling expenses totaled $220.5 million (19.2% of net revenues) in 1996 compared to $181.4 million (14.4% of net revenues) in 1995, an increase of $39.1 million. Selling expenses of Elvetium, acquired during the first quarter of 1996, accounted for $14.1 million of the increase. The remaining $25.0 million increase was primarily due to increased sales and marketing expenses associated with the launch of newly approved products of IVAX' pharmaceutical operations and the introduction by the personal care products group of the Iman/registered trademark/ product line.

      General and administrative expenses totaled $151.1 million (13.1% of net revenues) in 1996 compared to $117.4 million (9.3% of net revenues) for the prior year. The $33.7 million increase in general and administrative expenses of IVAX' pharmaceutical operations, in comparison to the prior year, was principally the result of the impact of a full twelve months of general and administrative expenses of Elvetium during 1996, increased bad debt expense and higher personnel related expenditures of the international pharmaceuticals operations, and an increase in bad debt expense of the domestic pharmaceutical operations mainly resulting from a wholesaler customer filing a Chapter 11 bankruptcy petition during the third quarter of 1996. The intravenous products division reported a decrease of $7.6 million in this expense category compared to 1995 principally as a result of lower legal settlement costs. Corporate general and administrative expenses increased $6.6 million from the prior year primarily due to increases in personnel, insurance and facilities costs.

      Research and development expenses for 1996 rose $8.8 million, or 13.5%, in comparison to the prior year, to a total of $73.4 million. Expenditures by IVAX' pharmaceutical operations represented 68% of the total research and development expenses for 1996. The increase in research and development expenses in comparison to the prior year reflects IVAX' continuing focus on the development of new and improved products. The future level of research and development expenditures will depend on, among other things, the outcome of clinical testing of products under development, delays or changes in government required testing and approval procedures, technological and competitive developments, and strategic marketing decisions.

         The $.5 million of merger expenses recorded in 1996 were primarily related to a proposed merger with Bergen, which was unilaterally terminated by Bergen on March 20, 1997. Additional merger expenses of approximately $1.5 million attributable to the proposed merger with Bergen were incurred during the first quarter of 1997. The $3.4 million of merger expenses reported for 1995 were primarily related to a proposed merger with Hafslund Nycomed which was abandoned in November 1995.

         During the third and fourth quarters of 1996, IVAX instituted a restructuring program aimed at identifying and implementing strategies to reduce costs and improve efficiencies in both the United States generic pharmaceutical operations and intravenous products operations by consolidating facilities and reducing workforce. As a result, during the third quarter of 1996, the Company recorded a pre-tax charge of $14.0 million associated with the United States generic pharmaceutical operations comprised of $2.3 million for severance and other employee termination benefits; $3.0 million for plant closure and related costs; and $8.7 million for the estimated loss on sales of closed facilities. In the fourth quarter of 1996, the charge for loss on sales of facilities was adjusted by $.8 million as certain assets will be transferred to the Company's Kirkland, Canada facility, acquired in January 1997, for use in operations. During the fourth quarter of 1996, the Company recorded a pre-tax charge of $.5 million associated with its intravenous products operations primarily related to severance and other employee termination benefits. The employee termination benefits during the third and fourth quarter of 1996 primarily represent severance pay and other benefits associated with the elimination of approximately 530 employee positions in the manufacturing, sales and marketing and research and development areas of the United States generic pharmaceutical and intravenous products operations. Pursuant to the restructuring program, IVAX closed its Shreveport, Louisiana pharmaceutical manufacturing facility in the fourth quarter of 1996 and expects to close its Syosset, New York pharmaceutical manufacturing facility during the second quarter of 1997. Production from these facilities has been or will be transferred to the Kirkland facility.

         Prior to third quarter 1996 reporting, IVAX management reevaluated the carrying value of certain long-lived assets and goodwill related to those assets to be held and used in IVAX' United States generic pharmaceutical and specialty chemicals operations. This reevaluation was required by management's determination that, based on recent results of operations and conditions and trends, the expected future cash flows derived from the assets and related goodwill would be substantially lower than had been previously expected. As a result, management reduced the carrying value of goodwill related to the United States generic pharmaceutical operations by a pre-tax charge of $55.9 million and the carrying value of the long-lived assets and goodwill of the specialty chemicals operations by a pre-tax charge of $9.8 million and $38.7 million, respectively. The write-downs will reduce depreciation and amortization expenses by approximately $4.3 million annually, and will increase annual net income by approximately $3.7 million. Other income, net, decreased $12.8 million compared to 1995, primarily due to the sale of IVAX' investment in preferred stock of North American Vaccine, Inc. which resulted in a pre-tax gain of $12.8 million in 1995. Increased interest expense of $6.4 million in 1996, as compared to the prior year, was primarily associated with additional borrowings to fund working capital.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO THE YEAR ENDED DECEMBER 31, 1994

      IVAX reported net income of $114.8 million for the year ended December 31, 1995, an increase of $25.8 million from the $89.0 million of net income in 1994. Earnings per common share were $.96 for the year ended December 31, 1995, as compared to $.76 per common share reported for 1994.

NET REVENUES AND GROSS PROFIT BY BUSINESS SEGMENT:
(In thousands)
                                          1995                   1994
                                ----------------------  ----------------------
                                    NET        GROSS         NET        GROSS
                                 REVENUES      PROFIT     REVENUES     PROFIT
                                ----------   ---------  ----------   ---------
Pharmaceuticals                  $ 774,240   $ 326,625  $  643,496   $ 273,260
Intravenous products               339,978     133,067     337,884     139,931
Other operations                   147,045      64,038     153,641      68,254
Intersegment eliminations           (1,497)          -        (215)          -
                                ----------   ---------  ----------   ---------
   Total                        $1,259,766   $ 523,730  $1,134,806   $ 481,445
                                ==========   =========  ==========   =========

      Net revenues totaled $1,259.8 million for 1995, an increase of $125.0 million, or 11%, from the $1,134.8 million reported in the prior year. Gross profit increased $42.3 million, or 9%, as compared to 1994. Gross profit totaled $523.7 million (41.6% of net revenues) for the year ended December 31, 1995, compared to $481.4 million (42.4% of net revenues) for the prior year.

      Net revenues of IVAX' pharmaceutical operations, which represented approximately 61% of 1995 consolidated net revenues, increased $130.7 million from 1994. Net revenues of IVAX' domestic and international pharmaceutical operations increased $65.8 million and $64.9 million, respectively. The 1995 market introduction of and related promotional programs for new generic products manufactured by IVAX was the principal factor leading to the rise in the net revenues of IVAX' domestic pharmaceutical operations from $440.4 million in 1994 to a total of $506.2 million in 1995.

      Net revenues attributable to sales of cefaclor, approved during April 1995, totaled $70.0 million in 1995. See "Results of Operations - Year Ended December 31, 1996 compared to the year ended December 31, 1995" for a discussion of the 1997 recall of the raw material used in the manufacture of cefaclor. During the latter part of the third quarter and throughout the fourth quarter of 1995, IVAX commenced domestic sales of nine other generic products approved during that period, contributing an additional $37.1 million in net revenues to its domestic pharmaceutical operations. These new products included the December introduction of IVAX' albuterol metered dose inhaler which contributed $8.6 million to 1995 net revenues. Although sales of these new products were a significant factor contributing to the overall increase in net revenues of the domestic pharmaceutical operations compared to 1994, the levels of revenues generated during the introduction period of a new generic drug are often higher than the levels experienced for routine inventory replenishment by customers in the months following the drug's introduction.

         During 1995, the Company's domestic generic pharmaceutical business provided reserves for expected inventory credits and returns of $47.5 million as compared to $24.0 million in the prior year primarily as a result of the rise in net revenues. At December 31, 1995 and 1994, reserves for expected inventory credits and returns for the domestic generic pharmaceutical business were $14.1 million and $6.0 million, respectively.

      Net revenues attributable to sales of verapamil HCl ER tablets manufactured by IVAX totaled $96.5 million in 1995 compared to $119.1 million in 1994. The decline in net revenues was due primarily to a reduction in the net selling price of verapamil caused by competition, offset in part by increased unit volume caused by an increase in the substitution rate of generic verapamil for brand name verapamil. IVAX had been the sole United States supplier of generic verapamil until March 1994, when Zenith Laboratories, Inc. ("Zenith") began distribution of generic verapamil supplied by a company marketing brand name verapamil. Notwithstanding IVAX' pooling of interests acquisition of Zenith in December 1994, competition in the generic verapamil market continued during 1995 because Zenith's former verapamil supplier commenced distribution of generic verapamil through another generic pharmaceutical company.

      IVAX' international pharmaceutical operations generated net revenues of $268.0 million in 1995 compared to $203.1 million in 1994. The $64.9 million increase in international pharmaceutical net revenues included an increase of $40.4 million attributable to the operations of Galena a.s. ("Galena"). The July 1994 acquisition of a majority interest in Galena was accounted for as a purchase, and accordingly, Galena's results of operations are included in IVAX' consolidated financial statements only since the acquisition date. The remaining $24.5 million increase in net revenues of IVAX' international pharmaceutical operations was primarily due to higher sales of branded respiratory products in the United Kingdom accompanied by the favorable impact of exchange rate differences in comparison to the prior year. Net revenues attributable to sales of branded respiratory products represented approximately 13% of the total net revenues of the international pharmaceutical operations in 1995 as compared to approximately 12% of the total during the prior year.

      The gross profit percentage of IVAX' pharmaceutical operations was 42.2% in 1995 as compared to 42.5% in 1994. The gross profit percentage remained relatively constant in comparison to the prior year due primarily to domestic sales of generic products approved during 1995 and manufactured by IVAX, which were sold at a higher margin, in combination with a shift in sales mix to higher margin branded products manufactured by IVAX' international pharmaceutical operations. The margin contribution of these products almost entirely offset the decrease in the gross profit margin resulting from the competition in the domestic generic pharmaceutical distribution business experienced during 1995.

         Net revenues of the intravenous products division totaled approximately $340.0 million in 1995, an increase of $2.1 million from the $337.9 million reported for 1994. The increase in net revenues resulted primarily from higher sales of infusion pumps and needle-free intravenous sets and increased revenues from admixture services, partially offset by lower net revenues attributable to both Hespan(R) and specialty nutrition solutions. Net revenues for 1994 also included a $2.0 million one-time settlement of a contractual obligation. Gross profit was $133.1 million in 1995 compared to $139.9 million in 1994. The gross profit percentage of the intravenous products division decreased from 41.4% in 1994 to 39.1% in 1995. The reduction in gross profit and the decrease in the gross profit percentage were primarily due to the reduction in the net selling price of Hespan(R) caused by competition and the decrease in selling prices of the specialty nutrition solutions. In February 1995, another pharmaceutical company introduced a generic version of Hespan(R) in the United States resulting in both lower prices and a reduction in the intravenous products division's share of the market.

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

OPERATING EXPENSES BY BUSINESS SEGMENT:
(In thousands)

                                       GENERAL        RESEARCH   AMORTIZATION
                                         AND             AND           OF          MERGER
                           SELLING  ADMINISTRATIVE   DEVELOPMENT  INTANGIBLES     EXPENSES       TOTAL
                          --------  --------------   ----------- ------------     --------      --------
1995
----
Pharmaceuticals           $ 85,107      $ 58,520      $ 44,492      $  2,411      $      -      $190,530
Intravenous products        55,050        29,846        16,005         4,657             -       105,558
Other operations            41,270        13,596         4,105         2,430             -        61,401
Corporate and other              -        15,422             -             -         3,392        18,814
                          --------      --------      --------      --------      --------      --------
      Total               $181,427      $117,384      $ 64,602      $  9,498      $  3,392      $376,303
                          ========      ========      ========      ========      ========      ========
1994
----
Pharmaceuticals           $ 71,148      $ 48,893      $ 31,838      $  3,536      $ 10,191      $165,606
Intravenous products        56,697        22,493        12,779         5,835             -        97,804
Other operations            39,937        15,618         4,044         2,514             -        62,113
Corporate and other              -        12,238             -             -         2,858        15,096
                          --------      --------      --------      --------      --------      --------
      Total               $167,782      $ 99,242      $ 48,661      $ 11,885      $ 13,049      $340,619
                          ========      ========      ========      ========      ========      ========

      Selling expenses totaled $181.4 million (14.4% of net revenues) in 1995 compared to $167.8 million (14.8% of net revenues) in 1994, an increase of $13.6 million. An increase in selling expenses of IVAX' international pharmaceutical operations, due primarily to the rise in its net revenues, accounted for approximately 87% of this increase, or $11.9 million.

      General and administrative expenses totaled $117.4 million (9.3% of net revenues) in 1995 compared to $99.2 million (8.7% of net revenues) for the prior year. The $9.6 million increase in general and administrative expenses of IVAX' pharmaceutical operations, in comparison to the prior year, was principally the result of increased general and administrative expenses of the international pharmaceutical operations primarily due to higher facilities and personnel related expenditures, the impact of a full twelve months of general and administrative expenses of Galena during 1995, and the unfavorable effect of exchange rate differences. The intravenous products division reported an increase of $7.4 million in this expense category compared to 1994 principally as a result of a $4.9 million adverse arbitration award during the 1995 fourth quarter related to a contract dispute, in combination with increased legal expenses incurred throughout the year. Corporate general and administrative expenses increased $3.2 million from the prior year primarily due to increases in personnel, travel and facilities costs.

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

                              CURRENCY FLUCTUATIONS

      For 1996, 1995 and 1994, approximately 33%, 22% and 19%, respectively, of IVAX' net revenues were attributable to operations which principally generated revenues in currencies other than the United States dollar. Fluctuations in the value of foreign currencies relative to the United States dollar impact the reported results of operations for IVAX. If the United States dollar weakens relative to the foreign currency, the earnings generated in the foreign currency will, in effect, increase when converted into United States dollars and vice versa. Although IVAX does not speculate in the foreign exchange market, it does from time to time manage exposures that arise in the normal course of business related to fluctuations in foreign currency exchange rates by entering into offsetting positions through the use of foreign exchange forward contracts. At December 31, 1996, no IVAX subsidiaries were domiciled in highly inflationary environments. As a result of exchange rate differences, net revenues decreased by $3.3 million in 1996 as compared to 1995, and increased by $6.4 million in 1995 as compared to 1994.

                                  INCOME TAXES

      IVAX' effective tax rate was 29%, 19% and 25% in 1996, 1995 and 1994, respectively. For the three years ended December 31, 1996, the effective tax rate for IVAX' foreign subsidiaries was 17%, 22% and 19%, respectively. IVAX' consolidated effective tax rate in 1996 was higher than in 1995 and in 1994 primarily as a result of domestic losses benefited at the prevailing federal and state statutory rates which exceeded foreign income taxed at the prevailing generally lower foreign rates. During 1996, IVAX recognized a $62.2 million tax benefit which includes the recognition of a deferred tax asset of $7.1 million by McGaw following an adjustment by the Internal Revenue Service of the tax basis amortization of certain intangible assets; the recognition of a $5.3 million deferred tax asset in connection with the third quarter 1996 restructuring charge; and the recognition of a $3.6 million deferred tax asset in connection with the third quarter 1996 write-down of certain fixed assets of IVAX' specialty chemicals business. During 1995 and 1994, IVAX' consolidated tax provision was reduced by $6.5 million and $6.6 million, respectively, as a result of the release of valuation allowances associated with the realization of the benefits of available net operating loss carryforwards and other temporary differences. Certain subsidiaries of IVAX, including McGaw and Zenith, have net operating loss carryforwards which are subject to certain limitations. For further information see Note 8, Income Taxes, in the Notes to Consolidated Financial Statements. IVAX' future consolidated effective tax rate will, to a large extent, depend on the mix between foreign and domestic taxable income and the statutory tax rates of the related tax jurisdictions. The mix between IVAX' foreign and domestic taxable income may be significantly affected by the jurisdictions in which new products are manufactured.

      At December 31, 1996, other current assets, other assets, and other long-term liabilities include a $115.2 million net deferred tax asset. Realization of this asset is dependent upon generating sufficient future taxable income. Although realization is not assured, management believes that the deferred tax asset will be realized based upon estimated future taxable income and, accordingly, no additional valuation allowances were deemed necessary at December 31, 1996. Management's estimates of future taxable income are subject to revision due to, among other things, regulatory and competitive factors affecting the generic pharmaceutical industry. Such factors are discussed in the "Overview" and elsewhere in this report.

      IVAX has historically received a United States tax credit under Section 936 of the Internal Revenue Code for certain income generated by its Puerto Rico and Virgin Island operations. For 1996 and 1995, this credit was approximately $12.4 million and $17.3 million, respectively, and completely offset the entire United States tax liability of such operations. In 1996, Congress repealed the
Section 936 tax credit and it will be phased out over 5 years beginning in 2001.

                         LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 1996, IVAX' working capital totaled $535.3 million, compared to $470.9 million and $332.8 million at year-end 1995 and 1994, respectively. Cash and cash equivalents were $80.8 million at December 31, 1996 compared to $14.7 million at year-end 1995 and $37.0 million on the same date in 1994.

      Net cash used for operating activities during 1996 was $13.2 million compared to net cash provided from operating activities of $16.4 million and $94.1 million in 1995 and 1994, respectively. The increase in cash used for operating activities during 1996 as compared to 1995 was primarily the result of operating losses incurred during 1996, partially offset by a decrease in the level of accounts receivable. The decline in cash generated from operating activities between 1995 and 1994 was primarily due to a higher rate of growth in accounts receivable, partially offset by increased net income. The increase in accounts receivable during 1995 was primarily due to the launch of new manufactured generic products by the domestic generic pharmaceutical operations during the 1995 third and fourth quarters and the extension of credit terms in connection with the launch of those products. Accounts receivable subsequently declined during 1996 in connection with lower net revenues and as the 1995 launch accounts receivable became due.

      Net cash of $86.9 million was used for investing activities in 1996, a decrease of $10.4 million and $24.2 million from 1995 and 1994, respectively. Cash utilized for capital expenditures decreased from $103.4 million and $93.9 million in 1995 and 1994, respectively, to a total of $82.9 million in 1996. Approximately 90% of the total capital expenditures made in 1996 were devoted to IVAX' pharmaceuticals and intravenous products operations. During 1996, IVAX received cash proceeds of $10.4 million from the sale of property, plant and equipment, most of which related to the sale of a manufacturing facility located in the United Kingdom. During 1995, IVAX sold its investment in preferred stock of North American Vaccine, Inc. for approximately $16.3 million in cash. During 1994, IVAX used $11.8 million in cash, including the payment of acquisition related expenses and net of cash acquired, to obtain a majority ownership interest in Galena. In 1996 and 1995, IVAX purchased additional shares of Galena for cash of $12.4 million and $2.1 million, respectively, increasing its ownership interest to approximately 74%.

      On March 25, 1994, IVAX established a revolving credit facility permitting borrowings of up to $100.0 million, which was amended in November 1995 to increase permitted borrowings to $130.0 million and was further amended in March 1996 to provide for an additional $45.0 million in available borrowings and to extend its maturity. Borrowings outstanding under this facility were $99.0 million and $45.0 million at December 31, 1995 and 1994, respectively. During 1995, amounts borrowed under the revolving credit facility were primarily used to fund working capital requirements and to fund capital expenditure programs within IVAX' pharmaceuticals and intravenous products operations. During 1994, borrowings under the revolving credit facility were used, in part, to finance IVAX' acquisition of a controlling interest in Galena and to repay McGaw's $52.5 million of term (floating rate) notes and the amounts borrowed under McGaw's revolving facility which totaled $11.1 million as of December 31, 1993. McGaw's credit facility was terminated in June 1994. In November 1995, IVAX obtained an unsecured floating rate overdraft facility which provided for advances up to $10.0 million. As of December 31, 1996, $10.0 million was outstanding under the overdraft facility. The revolving credit facility providing for borrowings of up to $10.0 million previously maintained by Zenith expired in June 1995.

      On May 14, 1996, IVAX entered into a revolving line of credit agreement with a bank syndicate which permitted borrowings of up to $425.0 million, and IVAX terminated the revolving line of credit agreement discussed above. On November 14, 1996, IVAX entered into an amendment to the May 14, 1996 revolving credit agreement which, among other things, reduced permitted borrowings to $375.0 million and shortened the maturity of the line of credit from May 2001 to November 1999. At December 31, 1996, $337.1 million in borrowings were outstanding under this credit facility. During 1996, proceeds from the credit facility were used to refinance previously existing credit facilities to make an investment in and advances to McGaw to permit it to redeem its 10 3/8% Senior Notes due 1999 ("Senior Notes"), and for working capital and general corporate purposes.

      Pursuant to the terms of the amended credit facility, IVAX, among other things, pledged to the lenders stock of certain subsidiaries and certain accounts receivable, inventory, intangible assets, and property, plant and equipment; agreed to not dispose of any of its assets without lender approval other than in the ordinary course of business; agreed to not consummate any acquisitions without lender approval; agreed to not pay cash dividends; and agreed to limit capital expenditures and indebtedness. The amended credit facility also contains various financial covenants, including required minimum levels of tangible net worth and earnings before interest expense, income taxes, depreciation and amortization.

      During 1995 and 1994, IVAX redeemed a total of $1.0 million and $18.5 million, respectively, face value of its 6 1/2% Convertible Subordinated Notes Due 2001. Additionally, during 1995 and 1994, McGaw repurchased $3.4 million and $2.0 million, respectively, face value of its 10 3/8% Senior Notes at a purchase price of 101% of the outstanding principal amount plus accrued and unpaid interest. During 1996, McGaw repurchased the remaining face value of its Senior Notes at a purchase price of 102% of the outstanding principal amount of $87.6 million, plus accrued and unpaid interest, using proceeds from the May 14, 1996 credit facility contributed to McGaw by IVAX.

      Proceeds from the exercise of stock options and warrants totaled $31.8 million in 1996, an increase of $7.3 million from 1995 and $25.8 million from 1994.

      During the first half of 1996, IVAX paid total cash dividends of $6.1 million, or $.05 per share, on its common stock. This compared to the $9.3 million, or $.08 per share, and $5.2 million, or $.06 per share, in dividends paid on IVAX' common stock during 1995 and 1994, respectively. Immediately prior to its acquisition by IVAX in December 1994, Zenith paid a dividend of $2.1 million on its preferred stock, constituting all unpaid cumulative dividends with respect to such stock. Under the terms of the amended credit facility, as discussed above, IVAX is prohibited from paying cash dividends.

      During 1996, IVAX issued 1.5 million shares of its common stock to acquire Elvetium, valued at approximately $42.3 million as of the acquisition date. During 1995, IVAX issued 350,000 shares of its common stock valued at approximately $10.5 million as of the acquisition date in connection with the acquisition of a pharmaceutical distribution company in Poland, and approximately $4.9 million in cash in connection with three other acquisitions. During 1994, IVAX issued an aggregate of approximately 41 million shares of common stock having a value of $923.6 million at the respective issuance dates to consummate the acquisitions of McGaw and Zenith. See Note 4, Mergers and Acquisitions, in the Notes to Consolidated Financial Statements for further information concerning these acquisitions.

      IVAX plans to spend substantial amounts of capital in 1997 to continue the research and development of its pharmaceutical and intravenous products. Although combined research and development expenditures are planned to increase by approximately 10% to 20% in comparison to 1996, actual expenditures will depend on, among other things, the outcome of clinical testing of products under development, delays or changes in government required testing and approval procedures, technological and competitive developments and strategic marketing decisions. In addition, IVAX plans to spend approximately $75.0 million in 1997 to improve and expand its pharmaceutical, intravenous and other related facilities, within the limits agreed to under the terms of the amended credit facility.

      IVAX has incurred approximately $21.9 million in capital expenditures in developing its Duplex(TM) drug delivery system, a proprietary system for medications administered intravenously, and expects to commit approximately $29.0 million in additional capital expenditures relating to the design, manufacture, and installation of equipment needed to manufacture the system. The marketing of pharmaceutical products in the Duplex(TM) system requires approval of the FDA. No assurance can be given that IVAX will be able to successfully complete the development of the Duplex(TM) system or that required regulatory approvals will be obtained and, accordingly, a risk exists that the current and future capitalized costs associated with the equipment required to manufacture the system could be impaired.

      IVAX' principal sources of short term liquidity are borrowings under the credit facility and internally generated funds. In addition, during 1997, IVAX expects to receive an estimated $39.1 million refund of Federal income taxes paid in prior years. IVAX believes its short term financing needs will be satisfied by these sources. The availability of the credit facility is subject to IVAX' continued compliance with the financial and other covenants contained in the credit agreement, including a covenant requiring minimum levels of earnings before interest expense, income taxes, depreciation and amortization on a quarterly basis. IVAX' ability to satisfy these covenants will depend on its quarterly results which are subject to the risks described elsewhere in this report. If IVAX does not satisfy any of the credit agreement covenants in future periods, the lenders have the right, among other things, to require immediate repayment of all outstanding indebtedness and to prohibit future borrowings under the credit facility. If the lenders require repayment of such indebtedness, IVAX would be compelled to seek alternative sources of financing to satisfy its obligations. Finding an alternative source of financing may involve a significant amount of time, and no assurance can be given that the terms of alternative financing would be available, if at all, on the same or similar terms as the existing credit facility. If IVAX were unable to obtain satisfactory alternative financing, IVAX may be required to sell assets in order to meet its obligations to its lenders. For the long term, IVAX believes it will be able to obtain long term capital and financing to the extent necessary.

ITEM 8. FINANCIAL STATEMENTS AND SUPLEMENTARY DATA

      The financial statements and supplementary data required by Regulation S-X are included in this Form 10-K commencing on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below is a list of the names, ages, positions held, and business experience during the past five years of the persons serving as directors and executive officers of IVAX as of March 20, 1997. Each director holds office until the next annual meeting of shareholders or until his successor is elected and qualified. Officers serve at the discretion of the Board of Directors.

DIRECTORS

         MARK ANDREWS. Mr. Andrews, age 46, has served as a director of IVAX since 1987. He has served as the Chairman of the Board of Directors and Chief Executive Officer of American Exploration Company (oil and gas exploration and production) since 1980, and was its President from 1980 to 1988.

         LLOYD BENTSEN. Mr. Bentsen, age 76, has served as a director of IVAX since February 1995. He served as the 69th Secretary of the Treasury of the United States from January 1993 until December 1994. From 1971 until his appointment as Secretary of the Treasury, he served as a United States Senator from the State of Texas. He is a director of Panhandle Eastern, Inc. (natural gas), American International Group, Inc. (insurance), New Holland Limited (farm equipment) and Fomento Economico Mexicano, SA de CV (beverages).

         ERNST BIEKERT, PH.D. Dr. Biekert, age 72, has served as a director of IVAX since 1991. He is a professor at the University of Heidelberg in Germany. He was the Chairman of the Board and Chief Executive Officer of Knoll A.G. (pharmaceuticals) from 1968 to 1985. Dr. Biekert was a consultant to BASF A.G. (chemicals and pharmaceuticals) from 1985 to 1987 and was Chairman of its pharmaceutical division from 1975 to 1985.

         DANTE B. FASCELL. Mr. Fascell, age 80, has served as a director of IVAX since 1993. He has been a partner of Holland & Knight, a Florida law firm, since May 1994. He was of counsel to Fine Jacobson Schwartz Nash & Block, P.A., a Florida law firm, from 1993 to 1994. From 1955 to 1993, he served as a member of the United States House of Representatives, and was Chairman of the House Foreign Affairs Committee from 1984 to January 1993.

         JACK FISHMAN, PH.D. Dr. Fishman, age 66, has served as a director of IVAX since 1987 and as a Vice Chairman of the Board of Directors of IVAX since 1991. From 1991 to February 1995, he served as IVAX' Chief Scientific Officer. He is an Adjunct Professor at The Rockefeller University and Director of Research of Strang Cornell Cancer Research Laboratory, a non-profit entity associated with Cornell University Medical College. Dr. Fishman was President of IVAX from 1988 to 1991, and served as a Research Professor of Biochemistry and Molecular Biology at the University of Miami from 1988 to 1992.

         PHILLIP FROST, M.D. Dr. Frost, age 60, has served as Chairman of the Board of Directors and Chief Executive Officer of IVAX since 1987. He served as IVAX' President from July 1991 until January 1995. He was the Chairman of the Department of Dermatology at Mt. Sinai Medical Center of Greater Miami, Miami Beach, Florida from 1972 to 1990. Dr. Frost was Chairman of the Board of Directors of Key Pharmaceuticals, Inc. from 1972 to 1986. He is Chairman of the Board of Directors of Whitman Education Group, Inc. (proprietary education), Vice Chairman of the Board of Directors of North American Vaccine, Inc. (vaccine research and development), Vice Chairman of the Board of Directors of Continucare Corporation (managed health care), Vice Chairman of the Board of Directors of Pan Am Corporation (airline), and a director of Northrop Grumman Corp. (aerospace), American Exploration Company (oil and gas exploration and production), and NaPro BioTherapeutics, Inc. (biopharmaceutical research and development). He is a trustee of the University of Miami and a member of the Board of Governors of the American Stock Exchange.

         HAROLD S. GENEEN. Mr. Geneen, age 87, has served as a director of IVAX since 1992. He has served as the Chairman of the Board of Directors of Gunther International Ltd. (automated document assembly systems) since September 1993. He also serves on the boards of a number of privately-held companies. He was Chairman of the Board of Directors of Finlay Enterprises, Inc. (retail jewelry) from 1988 through 1993. Mr. Geneen was Chairman of the Board of Directors of ITT Corporation from 1965 until 1979, remained on the Board of Directors of ITT Corporation until 1983, and presently is Chairman Emeritus of ITT Corporation. Mr. Geneen is also Chairman Emeritus of ITT Hartford Group, Inc. and ITT Industries, Inc. He is a member of the Board of Trustees of New York University, the Board of Trustees of the Salk Institute, and the Board of Governors of the University of Miami School of Medicine.

         JANE HSIAO, PH.D. Dr. Hsiao, age 49, has served as a director of IVAX and as IVAX' Vice Chairman-Technical Affairs since February 1995. From 1992 until February 1995, she served as IVAX' Chief Regulatory Officer and Assistant to the Chairman, and as Vice President-Quality Assurance and Compliance of Baker Norton Pharmaceuticals, Inc., IVAX' principal proprietary pharmaceutical subsidiary. From 1987 to 1992, Dr. Hsiao was Vice President-Quality Assurance, Quality Control and Regulatory Affairs of Baker Norton Pharmaceuticals, Inc.

         LYLE KASPRICK. Mr. Kasprick, age 64, has served as a director of IVAX since 1987. Mr. Kasprick is a private investor. He has served as a director of North American Vaccine, Inc. (vaccine research and development) since 1989, and served as its Chairman from June 1991 to January 1995. Mr. Kasprick is a member of the Board of Directors of the University of North Dakota Foundation.

         ISAAC KAYE. Mr. Kaye, age 67, has served as Deputy Chief Executive Officer and a director of IVAX since 1990, and as Chief Executive Officer of Norton Healthcare Limited, IVAX' principal United Kingdom pharmaceutical subsidiary, since 1990. Mr. Kaye is a director of Whitman Education Group, Inc. (proprietary education).

         HARVEY M. KRUEGER. Mr. Krueger, age 67, has served as a director of IVAX since 1991. He has served as a Senior Managing Director of Lehman Brothers since 1991. For more than five years prior thereto, he was a Managing Director of Lehman Brothers and its predecessor companies. He is a director of Automatic Data Processing, Inc. (computing services), R.G. Barry Corp. (footwear), Chaus, Inc. (women's clothing), and Electric Fuel Corp. (batteries for electric automobiles). Mr. Krueger is also on the International Advisory Board of Club Mediteranee, S.A. (resorts).

         JOHN H. MOXLEY III, M.D. Dr. Moxley, age 62, has served as a director of IVAX since 1989. He has served as Managing Director, North American Health Care Division, of Korn/Ferry International (executive recruiting firm) since 1992 and as Vice President since 1989. From 1987 to 1989, he was a self-employed medical consultant. From 1981 to 1987, Dr. Moxley served as Senior Vice President of Corporate Planning and Alternative Services for American Medical International, Inc. (hospitals).

         ROBERT C. STRAUSS. Mr. Strauss, age 55, has served as a director of IVAX and as IVAX' President and Chief Operating Officer since March 1997. Prior to joining IVAX, Mr. Strauss served as President and Chief Executive Officer of Cordis Corporation (angiography and neuroscience). Mr. Strauss is Chairman of the Board of Directors of Miami Children's Hospital and a trustee of the University of Miami.

         MICHAEL WEINTRAUB. Mr. Weintraub, age 58, has served as a director of IVAX since 1987. Mr. Weintraub is a private investor. Since 1979, he has been a director of Gibson Security Corp., a privately-owned investment company, and has served as its Chairman and President since 1990.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

         SAMUEL BRODER, M.D. Dr. Broder, age 52, has served as IVAX' Senior Vice President-Research and Development and Chief Scientific Officer since March 1995. He held various positions at the National Cancer Institute since 1972, serving as its Director from 1989 until February 1995.

         MICHAEL W. FIPPS. Mr. Fipps, age 54, has served as IVAX' Chief Financial Officer since July 1994. From 1973 to June 1994, he held various positions at Bergen Brunswig Corporation (pharmaceutical wholesaler), serving as its Vice President and Treasurer from 1985 to June 1994.

         NORWICK B.H. GOODSPEED. Mr. Goodspeed, age 47, has been President and Chief Executive Officer of McGaw, Inc., IVAX' intravenous products subsidiary, since December 1993. From May 1991 until December 1993, Mr. Goodspeed was Senior Vice President, Sales and Marketing of McGaw, Inc. From September 1988 to May 1991, he was the President and Chief Executive Officer of Vical, Inc. (gene therapy).

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires IVAX' directors, executive officers and 10% shareholders to file initial reports of ownership and reports of changes in ownership of IVAX' common stock and other equity securities with the Securities and Exchange Commission and the American Stock Exchange. Directors, executive officers and 10% shareholders are required to furnish IVAX with copies of all Section 16(a) forms they file. Based on a review of the copies of such reports furnished to IVAX and written representations from IVAX' directors and executive officers that no other reports were required, IVAX believes that during 1996 IVAX' directors, executive officers and 10% shareholders complied with all Section 16(a) filing requirements applicable to them.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table contains certain information regarding aggregate compensation paid or accrued by IVAX during 1996 to the Chief Executive Officer and to each of the four highest paid executive officers other than the Chief Executive Officer.


                                             SUMMARY COMPENSATION TABLE


                                                                                               LONG-TERM         ALL OTHER
                                                  ANNUAL COMPENSATION                         COMPENSATION      COMPENSATION(1)
                                 -----------------------------------------------------        ------------      ------------
        NAME AND                                                          OTHER ANNUAL
   PRINCIPAL POSITION            YEAR        SALARY          BONUS        COMPENSATION       STOCK OPTIONS
   ------------------            ----        ------          -----        ------------       -------------
                                               ($)            ($)                                 (#)             ($)

Phillip Frost, M.D.              1996         579,246           0               0               75,000             4,500
CHIEF EXECUTIVE OFFICER          1995         550,000           0               0               75,000             4,500
                                 1994         425,000        50,000             0               50,000             4,400

Isaac Kaye (2)                   1996         525,000           0               0               75,000            63,167
DEPUTY CHIEF EXECUTIVE           1995         500,000           0               0               75,000            48,600
OFFICER                          1994         332,150           0               0               50,000            49,484

Richard C. Pfenniger, Jr.(3)     1996         375,820           0               0               75,000             4,500
                                 1995         328,333           0               0               75,000             4,500
                                 1994         258,720        50,000             0              100,000             4,400

Samuel Broder, M.D.(4)           1996         371,101           0               0               75,000             4,500
SENIOR VICE PRESIDENT-           1995         239,393           0               0              150,000            57,300
RESEARCH AND DEVELOPMENT         1994            --             --              --                --                 --
AND CHIEF SCIENTIFIC OFFICER

Jane Hsiao, Ph.D.                1996         276,235        75,000          12,722             75,000             4,500
VICE CHAIRMAN-TECHNICAL          1995         264,447           0               0               50,000             4,500
AFFAIRS                          1994         200,000           0               0               25,000             4,400

----------

         (1) Except for Mr. Kaye and Dr. Broder, the amounts included in the "All Other Compensation" column represent matching contributions made by IVAX under the IVAX Corporation Employee Savings Plan, an employee retirement plan maintained under Section 401(k) of the Internal Revenue Code. For Mr. Kaye, such amounts consist of the use of an automobile and reimbursement for a chauffeur, parking and other automobile related expenses. For Dr. Broder, such amount includes matching contributions under the IVAX Corporation Employee Savings Plan and, for 1995, taxable relocation expenses totaling $52,800.

         (2) Mr. Kaye's salary and other compensation is paid in British pounds, and the information in the table is based on the average exchange rate during the applicable year.

         (3) Mr. Pfenniger served as Chief Operating Officer of IVAX until his resignation, effective March 5, 1997.

         (4) Dr. Broder's employment with IVAX commenced in March 1995.


         The following table sets forth information concerning stock option grants made during 1996 to the executive officers named in the "Summary
Compensation Table."

                                                    STOCK OPTION GRANTS IN FISCAL YEAR 1996


                                                                                                        POTENTIAL REALIZABLE VALUE
                                                         PERCENT OF                                     AT ASSUMED ANNUAL RATES OF
                                                           TOTAL                                        STOCK PRICE APPRECIATION FOR
                                                          OPTIONS                                               OPTION TERM
              NAME AND                    OPTIONS        GRANTED TO       EXERCISE      EXPIRATION     ----------------------------
        PRINCIPAL POSITION                GRANTED(1)     EMPLOYEES          PRICE          DATE              5%             10%
        ---------------------             -------       -----------       ---------     ----------
                                            (#)            (%)              ($)                             ($)             ($)
Phillip Frost, M.D.
CHIEF EXECUTIVE OFFICER                    75,000           2.9            $26.75       2/20/2003         1,263,750      3,189,938

Isaac Kaye
DEPUTY CHIEF EXECUTIVE OFFICER             75,000           2.9            $26.75       2/20/2003         1,263,750      3,189,938

Richard C. Pfenniger, Jr. (2)              75,000           2.9            $26.75       2/20/2003         1,263,750      3,189,938

Samuel Broder, M.D.
SENIOR VICE PRESIDENT-
RESEARCH AND DEVELOPMENT AND
CHIEF SCIENTIFIC OFFICER                   75,000           2.9            $26.75       2/20/2003         1,263,750      3,189,938

Jane Hsiao, Ph.D.
VICE CHAIRMAN-TECHNICAL AFFAIRS            75,000           2.9            $26.75       2/20/2003         1,263,750      3,189,938

--------------------

         (1) All options are nonqualified options and vest in equal portions over four years.

         (2) Mr. Pfenniger served as Chief Operating Officer of IVAX until his resignation, effective March 5, 1997.



         The following table sets forth information concerning stock option exercises during 1996 by each of the executive officers named in the "Summary
Compensation Table" and the year-end value of unexercised options held by such officers.

  STOCK OPTION EXERCISES IN FISCAL YEAR 1996 AND FISCAL YEAR-END OPTION VALUES

                                      SHARES                      NUMBER OF UNEXERCISED                VALUE OF UNEXERCISED
            NAME AND                 ACQUIRED ON     VALUE       OPTIONS AT FISCAL YEAR-              IN-THE-MONEY OPTIONS
        PRINCIPAL POSITION            EXERCISE      REALIZED                END                          AT FISCAL YEAR-END
        ------------------          -----------     --------    ----------------------------         --------------------------
                                        (#)             ($)     EXERCISABLE    UNEXERCISABLE         EXERCISABLE  UNEXERCISABLE

                                                                    (#)                (#)               ($)           ($)
Phillip Frost, M.D.                      0               0        193,750            206,250              0             0
CHIEF EXECUTIVE OFFICER

Isaac Kaye                               0               0        193,750            206,250              0             0
DEPUTY CHIEF EXECUTIVE
OFFICER

Richard C. Pfenniger, Jr.(1)             0               0        101,250            208,750              0             0

Samuel Broder, M.D.
SENIOR VICE PRESIDENT
RESEARCH AND DEVELOPMENT
AND                                    10,000         $78,750      27,500            187,500              0             0
CHIEF SCIENTIFIC OFFICER

Jane Hsiao, Ph.D.
VICE CHAIRMAN-TECHNICAL                  0               0        137,500             87,500              0             0
AFFAIRS

--------------------
         (1) Mr. Pfenniger served as Chief Operating Officer of IVAX until his resignation, effective March 5, 1997.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During 1996, the following directors served on the Compensation and Stock Option Committee of the Board of Directors: John H. Moxley III, M.D., M. Lee Pearce, M.D. and Michael Weintraub. None of such persons are or have been executive officers of IVAX, and no interlocking relationships exists between such persons and the directors or executive officers of IVAX. Dr. Pearce resigned as a director of IVAX, effective February 7, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SECURITY HOLDERS

         The following table sets forth certain information with respect to the only persons known by IVAX to own beneficially in excess of five percent of the outstanding shares of IVAX' common stock as of March 20, 1997.

                                                    NUMBER            PERCENT
      NAME AND ADDRESS OF BENEFICIAL OWNER         OF SHARES          OF CLASS
      ------------------------------------         ---------          --------

      Phillip Frost, M.D.                           15,484,385 (1)     12.7%
      4400 Biscayne Boulevard
      Miami, Florida 33137

      Azure Limited                                  7,958,492 (2)      6.6%
      c/o Charter Management, Ltd.
      Town Mills
      Trinity Square
      St. Peter Port
      Guernsey, Channel Islands

      BASFIN Corporation                             6,284,700(3)       5.2%
      3000 Continental Drive - North
      Mount Olive, New Jersey  07828


         (1) Includes 2,450,475 shares held directly, 717 shares held for Dr. Frost's benefit under the IVAX Corporation Employee Savings Plan, 293,750 shares which may be acquired pursuant to stock options exercisable within 60 days of March 20, 1997, 12,723,695 shares held by Frost-Nevada Limited Partnership ("FNLP"), and 15,748 shares which may be acquired by FNLP upon conversion of $500,000 in principal amount of IVAX' 6 1/2% Convertible Subordinated Notes Due 2001. Dr. Frost is the sole limited partner of FNLP and the sole shareholder, an officer and a director of Frost-Nevada Corporation, the general partner of FNLP. Dr. Frost disclaims beneficial ownership of an additional 163,034 shares held of record by his wife. Dr. Frost is a director and executive officer of IVAX.

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

         (3) Based on information contained in a Schedule 13D filed by BASFIN Corporation on September 24, 1996.

         On November 20, 1996, Bergen Brunswig Corporation, a New Jersey corporation ("Bergen"), filed a Schedule 13D with the Securities and Exchange Commission which reported that, in connection with the execution of an Agreement and Plan of Merger, dated as of November 10, 1996, between, among others, IVAX and Bergen (the "Merger Agreement"), IVAX had granted Bergen an option to purchase up to 30,177,342 shares of IVAX common stock under certain circumstances (the "Option") and Dr. Frost and Frost Nevada, Limited Partnership had each entered into a Voting Agreement with Bergen (the "Voting Agreement"). The Schedule 13D, as amended on March 21, 1997, states that Bergen may be the beneficial owner of 45,311,726 shares (or approximately 29.9%) of the IVAX common stock by virtue of the Option and the Voting Agreement. Bergen unilaterally terminated the Merger Agreement on March 20, 1997, and filed a lawsuit against IVAX in federal court alleging, among other things, various breaches of the Merger Agreement. IVAX believes that Bergen's unilateral termination of the Merger Agreement caused both the Option and the Voting Agreement to terminate, in accordance with their respective terms, and that Bergen should no longer be deemed the beneficial owner of such shares of IVAX common stock.
See "Item 3 - Legal Proceedings."


STOCK OWNERSHIP OF MANAGEMENT

         The following table indicates, as of March 20, 1997, the number of shares of IVAX' common stock beneficially owned by each director, each executive officer named in the "Summary Compensation Table," and by all directors and executive officers as a group, and the percentage such shares represent of the total outstanding shares of IVAX' common stock. All shares were owned directly with sole voting and investment power unless otherwise indicated.

                                              SHARES
       NAME OR IDENTITY                    BENEFICIALLY      PERCENT OF
       0F GROUP                              OWNED (1)          CLASS
       ----------------                    ------------      ----------
       Mark Andrews                          25,000  (2)           *
       Lloyd Bentsen                         54,000  (2)           *
       Ernst Biekert, Ph.D.                  25,000  (2)           *
       Dante B. Fascell                      25,000  (2)           *
       Jack Fishman, Ph.D.                2,072,753  (3)         1.7%
       Phillip Frost, M.D.               15,484,385  (4)        12.7%
       Harold S. Geneen                      35,500  (2)           *
       Jane Hsiao, Ph.D.                  3,133,469  (5)         2.6%
       Lyle Kasprick                        212,751  (2)           *
       Isaac Kaye                           323,750  (2)           *
       Harvey M. Krueger                     26,500  (2)           *
       John H. Moxley III, M.D.              34,750  (2)           *
       Robert C. Strauss                    100,000  (2)           *
       Michael Weintraub                     65,000  (6)           *
       Samuel Broder, M.D.                   84,110  (7)           *
       Richard C. Pfenniger, Jr.            305,960  (8)           *

       All directors and executive       22,177,760  (9)        18.2%
       officers as a group (18 persons)
--------------------

          *   Represents beneficial ownership of less than 1%.

          (1) For purposes of this table, beneficial ownership is computed pursuant to Rule 13d-3 under the Securities Exchange Act of 1934; the inclusion of shares as beneficially owned should not be construed as an admission that such shares are beneficially owned for purposes of Section 16 of the Securities Exchange Act of 1934.

         (2) Includes shares which may be acquired pursuant to stock options exercisable within 60 days of March 20, 1997 as follows: Mr. Andrews (25,000), Mr. Bentsen (50,000), Dr. Biekert (25,000), Mr. Fascell (23,750), Mr. Geneen (30,000), Mr. Kasprick (25,000), Mr. Kaye (293,750), Mr. Krueger (25,000), Dr.
Moxley (25,000) and Mr. Strauss (100,000).

         (3) Includes 10,468 shares held by children. Dr. Fishman disclaims beneficial ownership of an additional 60,000 shares held as co-trustee of certain trusts for the benefit of certain family members.

         (4) Includes 2,450,475 shares held directly, 717 shares held on Dr. Frost's behalf under the IVAX Corporation Employee Savings Plan, 293,750 shares which may be acquired pursuant to stock options exercisable within 60 days of March 20, 1997, 12,723,695 shares held by Frost-Nevada Limited Partnership ("FNLP"), and 15,748 shares which may be acquired by FNLP upon conversion of $500,000 in principal amount of IVAX' 6 1/2% Convertible Subordinated Notes Due 2001. Dr. Frost is the sole limited partner of FNLP and the sole shareholder, an officer and a director of Frost-Nevada Corporation, the general partner of FNLP. Dr. Frost disclaims beneficial ownership of an additional 163,034 shares held of record by his wife.

         (5) Includes 984,285 shares held as trustee for the benefit of certain family members, 137,500 shares which may be acquired pursuant to stock options exercisable within 60 days of March 20, 1997, 2,100 shares held by her children and 645 shares held on Dr. Hsiao's behalf under the IVAX Corporation Employee Savings Plan.

         (6) Includes 25,000 shares which may be acquired pursuant to currently exercisable options. Mr. Weintraub disclaims beneficial ownership of (i) an additional 311,649 shares held by Gibson Security Corp., of which Mr. Weintraub is Chairman, President, and co-trustee of a trust which owns 97.6% of the shares of Gibson Security Corp., (ii) an additional 5,000 shares held by Bankers Asset Management Company, of which Mr. Weintraub is the Chairman, President and a 50% stockholder and (iii) an additional 94,063 shares held by the estate of a deceased family member of Mr. Weintraub for whom Mr. Weintraub has been designated a co-personal representative.

         (7) Includes 83,750 shares which may be acquired pursuant to stock options exercisable within 60 days of March 20, 1997, and 330 shares held on his behalf under the IVAX Corporation Employee Savings Plan.

         (8) Includes 183,750 shares which may be acquired pursuant to stock options exercisable within 60 days of March 20, 1997, 745 shares held on his behalf under the IVAX Corporation Employee Savings Plan, and 30 shares held by Mr. Pfenniger's wife under the IVAX Corporation Employee Savings Plan. Mr. Pfenniger resigned as Chief Operating Officer of IVAX Corporation, effective March 5, 1997.

         (9) Includes shares noted in footnotes (2) through (8) as beneficially owned and an additional 23,619 shares of common stock and 146,213 additional shares of common stock which may be acquired pursuant to stock options exercisable within 60 days of March 20, 1997.

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

         IVAX owns common stock constituting an aggregate of approximately 13% of the outstanding common stock of NaPro BioTherapeutics, Inc. ("NaPro"), and is a party to an exclusive agreement with NaPro to develop and market in certain territories paclitaxel supplied by NaPro. Certain executive officers and directors of IVAX are directors of NaPro. See "Item 10 - Directors and Executive Officers of the Registrant."

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

         Effective January 17, 1996, Mr. Klein, the former President of IVAX' North American Multi-Source Pharmaceutical Group, and Zenith agreed to terminate Mr. Klein's employment agreement. As part of the agreement's termination, the vesting period of certain options granted to Mr. Klein pursuant to the agreement were accelerated, and Mr. Klein agreed to continue to serve as a non-executive employee of Zenith until December 31, 1996 and as a consultant to Zenith from January 1, 1997 to December 31, 1998. Mr. Klein has received an annual salary of $400,000 through December 31, 1996 and will receive an annual consulting fee of $400,000 through December 31, 1998. Mr. Klein also agreed to refrain from competing with Zenith through January 1, 1999.

         Whitman Education Group, Inc. ("Whitman") has leased from IVAX approximately 6,825 square feet of office space in Miami, Florida, at an annual rental of $140,783. The lease extends through March 31, 2001 and, at the option of Whitman, may be extended for an additional five years. Certain executive officers and directors of IVAX serve as directors of Whitman. See "Item 10 - Directors and Executive Officers of the Registrant." In addition, Dr. Frost is a principal shareholder of Whitman and Richard C. Pfenniger, Jr., the Former
Chief Operating Officer of IVAX, is currently the Chief Executive Officer and Vice-Chairman of the Board of Whitman.

         Effective March 5, 1997, Mr. Strauss and IVAX entered into an employment agreement, pursuant to which Mr. Strauss serves as President and Chief Operating Officer and a director of IVAX. Mr. Strauss will receive an annual salary of $475,000 and certain employee benefits. As part of the agreement, IVAX granted Mr. Strauss options to purchase 350,000 shares of common stock and agreed to grant him options to purchase an additional 350,000 shares of common stock prior to April 4, 1997. The agreement provides for certain severance benefits if Mr. Strauss' employment is terminated under certain circumstances. The term of the agreement extends until March 31, 2000, and automatically renews for successive one year terms thereafter unless terminated by either party. During the term of the agreement, IVAX agreed to nominate Mr. Strauss as a director at each meeting of shareholders at which the election of directors is to be considered.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)   FINANCIAL STATEMENTS

          The following consolidated financial statements are filed as a part of this report:

                  Report of Independent Certified Public Accountants Consolidated Balance Sheets at December 31, 1996 and 1995 Consolidated Statements of Operations for the three years ended December 31, 1996 Consolidated Statements of Shareholders' Equity for the three years ended December
                       31, 1996
                  Consolidated Statements of Cash Flows for the three years ended December 31, 1996
                  Notes to Consolidated Financial Statements

(a) (2)   FINANCIAL STATEMENT SCHEDULE

          The following financial statement schedule of IVAX is filed as a part of this report:

                  Schedule II Valuation and Qualifying Accounts for the three years ended December 31, 1996

         All other schedules have been omitted because the required information is not applicable or the information is included in the consolidated financial statements or notes thereto.

(a) (3)  EXHIBITS

    EXHIBIT
     NUMBER               DESCRIPTION                                           METHOD OF FILING
     ------               -----------                                           ----------------

       3.1          Articles of Incorporation.                                  Incorporated by reference to
                                                                                IVAX' Form 8-B dated July 28, 1993.

       3.2          Bylaws.                                                     Incorporated by reference to
                                                                                IVAX' Form 8-B dated July 28,
                                                                                1993.

       4.1          Indenture dated November 26, 1991, between IVAX             Incorporated by reference to
                    Corporation and First Trust National Association, as        IVAX' Form 10-K for the year
                    Trustee, with respect to IVAX Corporation's 6 1/2%          ended December 31, 1991.
                    Convertible Subordinated Notes due November 15, 2001.

       4.2          Form of 6 1/2% Convertible Subordinated Notes due           Incorporated by reference to
                    November 15, 2001 in Global Form.                           IVAX' Form 10-K for the year
                                                                                ended December 31, 1991.

      10.1          IVAX Corporation 1985 Stock Option Plan, as amended.        Incorporated by reference to
                                                                                IVAX' Form 8-B dated July 28,
                                                                                1993.




      10.2          IVAX Corporation 1994 Stock Option Plan.                    Incorporated by reference to
                                                                                IVAX' Form 10-Q for the
                                                                                quarterly period ended June 30,
                                                                                1994.

      10.3          McGaw, Inc. 1991 Stock Option Plan.                         Incorporated by reference to
                                                                                IVAX' Form 10-K for the year
                                                                                ended December 31, 1994.

      10.4          McGaw, Inc. Amended and Restated Special Stock Option       Incorporated by reference to
                    Incentive Program.                                          McGaw, Inc.'s Registration
                                                                                Statement on Form S-8,
                                                                                Registration Statement No. 33-
                                                                                67608.

      10.5          Zenith Laboratories, Inc. 1992 Employee Stock Option        Incorporated by reference to
                    Plan, as amended.                                           IVAX' Form 10-K for the year
                                                                                ended December 31, 1994.

      10.6          Employment Agreement, dated November 24, 1993,              Incorporated by reference to
                    between Zenith Laboratories, Inc. and John H. Klein.        IVAX' Form 10-K for the year
                                                                                ended December 31, 1994.

      10.7          Termination and Consulting Agreement, dated as of January   Incorporated by reference to
                    10, 1996, between Zenith Laboratories, Inc. and John H.     IVAX' Form 10-K for the year
                    Klein.                                                      ended December 31, 1995.

      10.8          IVAX Corporation U.S. Incentive Bonus Plan.                 Incorporated by reference to
                                                                                IVAX' Form 10-K for the year
                                                                                ended December 31, 1995.

      10.9          Form of Indemnification Agreement for Directors.            Incorporated by reference to
                                                                                IVAX' Form 8-B dated July 28,
                                                                                1993.

      10.10         Form of Indemnification Agreement for Officers.             Incorporated by reference to
                                                                                IVAX' Form 8-B dated July 28,
                                                                                1993.

      10.11         Employment Agreement, dated March 4, 1997, between          Filed herewith.
                    IVAX Corporation and Robert C. Strauss.*

      10.12         Non-Competition Agreement, dated December 28, 1990,         Incorporated by reference to
                    between IVAX Corporation and Isaac Kaye.                    IVAX' Form 10-K for the year
                                                                                ended December 31, 1990.

      10.13         Agreement Containing Consent Order, dated December 6,       Incorporated by reference to
                    1994, between IVAX Corporation and the United States        IVAX' Form 10-K for the year
                    Federal Trade Commission.                                   ended December 31, 1994.




     10.14          Revolving Credit and Reimbursement Agreement by and                  Incorporated by reference to
                    among IVAX Corporation, as Borrower, Norton                          IVAX' Form 10-Q for the
                    Healthcare, Limited, as Co-Borrower, and the Lenders                 quarterly period ended June 30,
                    party thereto or referenced therein, and NationsBank,                1996.
                    National Association, as Administrative and Documentation
                    Agent and Lender and BA Securities, Inc. as Syndication
                    Agent, dated as of May 14, 1996.*

     10.15          Amendment No. 1 to Revolving Credit and Reimbursement                Incorporated by reference to
                    Agreement by and among IVAX Corporation, as Borrower,                IVAX' Form 10-Q for the
                    Norton Healthcare, Limited, as Co-Borrower, and the                  quarterly period ended September
                    Lenders party thereto or referenced therein, and                     30, 1996.
                    NationsBank, National Association, as Administrative and
                    Documentation Agent and Lender, and BA Securities, Inc., as
                    Syndication Agent, dated as of November 14, 1996.*

     10.16          Agreement and Plan of Merger among BBI Healthcare                    Incorporated by reference to
                    Corporation, IVAX Corporation, Bergen Brunswig                       IVAX' Form 10-Q for the
                    Corporation, BBI-I Sub, Inc. and BBI-B Sub, Inc., dated as           quarterly period ended September
                    of November 10, 1996.*                                               30, 1996.

     10.17          Stock Option Agreement between Bergen Brunswig                       Incorporated by reference to
                    Corporation and IVAX Corporation dated November 10,                  IVAX' Form 8-K dated
                    1996.                                                                November 10, 1996.

     11.1           Computation of earnings per share.                                   Filed herewith.

     21.1           Subsidiaries of IVAX Corporation.                                    Filed herewith.

     23.1           Consent of Arthur Andersen LLP                                       Filed herewith.

     27             Financial Data Schedule                                              Filed herewith.

----------------------

    * CERTAIN EXHIBITS AND SCHEDULES TO THIS DOCUMENT HAVE NOT BEEN FILED. THE REGISTRANT AGREES TO FURNISH A COPY OF ANY OMITTED SCHEDULE OR EXHIBIT TO THE SECURITIES AND EXCHANGE COMMISSION UPON REQUEST.

(b)       REPORTS ON FORM 8-K.

          IVAX filed a Current Report on Form 8-K dated September 30, 1996 relating to its September 30, 1996 press release announcing IVAX' restructuring plans and offering its outlook for the 1996 third quarter results.

          IVAX filed a Current Report on Form 8-K dated November 10, 1996 reporting the execution of a merger agreement with Bergen Brunswig Corporation and a Current Report on Form 8-K dated March 20, 1997, reporting the termination of such merger agreement.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              IVAX CORPORATION


Dated:  March 31, 1997               By: /S/ PHILLIP FROST, M.D.
                                        ------------------------
                                              Phillip Frost, M.D.
                                              Chairman of the Board
                                              and Chief Executive Officer




         Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


NAME                       CAPACITY                            DATE
----                       --------                            ----

/S/ PHILLIP FROST,  M.D.   Chairman of the Board and           March 31, 1997
------------------------   Chief Executive Officer
Phillip Frost, M.D         (Principal Executive Officer)



/S/ MICHAEL W. FIPPS       Chief Financial Officer             March 31, 1997
--------------------       (Principal Financial Officer)
Michael W. Fipps


/S/ MICHAEL METZKES        Vice President - Accounting         March 31, 1997
-------------------        (Principal Accounting Officer)
Michael Metzkes



/S/ MARK ANDREWS           Director                            March 31, 1997
----------------
Mark Andrews


-------------------        Director                            March 31, 1997
Lloyd Bentsen



/S/ ERNST BIEKERT, PH.D.   Director                            March 31, 1997
------------------------
Ernst Biekert, Ph.D.

/S/ DANTE B. FASCELL          Director                         March 31, 1997
----------------------------
Dante B. Fascell



/S/ JACK FISHMAN, PH.D.       Director and Vice Chairman       March 31, 1997
----------------------------  of the Board
Jack Fishman, Ph.D.



/S/ HAROLD S. GENEEN          Director                         March 31, 1997
----------------------------
Harold S. Geneen



/S/ JANE HSIAO, PH.D.         Director and Vice Chairman -     March 31, 1997
----------------------------  Technical Affairs
Jane Hsiao, Ph.D.



/S/ LYLE KASPRICK             Director                         March 31, 1997
-----------------
Lyle Kasprick


/S/ ISAAC KAYE                Director and Deputy Chief        March 31, 1997
----------------------------  Executive Officer
Isaac Kaye



----------------------------  Director                         March 31, 1997
Harvey M. Krueger



/S/ JOHN H. MOXLEY III, M.D.  Director                         March 31, 1997
----------------------------
John H. Moxley III, M.D.


/S/ MICHAEL WEINTRAUB         Director                         March 31, 1997
----------------------------
Michael Weintraub


/S/ ROBERT C. STRAUSS         Director, President and Chief    March 31, 1997
----------------------------  Operating Officer
Robert C. Strauss

                        IVAX CORPORATION AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        PAGE NO.
                                                                        --------

Report of Independent Certified Public Accountants                         F-2

Consolidated Balance Sheets at December 31, 1996 and 1995                  F-3

Consolidated Statements of Operations for the
   Three Years Ended December 31, 1996                                     F-4

Consolidated Statements of Shareholders' Equity for the
   Three Years Ended December 31, 1996                                     F-5

Consolidated Statements of Cash Flows for the
   Three Years Ended December 31, 1996                                     F-6

Notes to Consolidated Financial Statements                                 F-8

Schedule II - Valuation and Qualifying Accounts for the
   Three Years Ended December 31, 1996                                    F-29

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS
OF IVAX CORPORATION:

We have audited the accompanying consolidated balance sheets of IVAX Corporation (a Florida corporation) and subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IVAX Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSEN LLP

Miami, Florida,
February 28, 1997 (except with respect to the matters discussed in Notes 4 and 14, as to which the date is March 21, 1997).

                        IVAX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      DECEMBER 31,
                                                                 -----------------------
                                                                    1996         1995
                                                                 ----------   ----------
                                     ASSETS
                                     ------

Current assets:
    Cash and cash equivalents                                    $   80,806   $   14,720
    Accounts receivable, net of allowances for doubtful
       accounts of $36,358 ($14,260 in 1995)                        264,508      359,165
    Inventories                                                     288,987      242,260
    Other current assets                                            132,320       60,673
                                                                 ----------   ----------
       Total current assets                                         766,621      676,818

Property, plant and equipment, net                                  414,711      385,419
Cost in excess of net assets of acquired companies, net              51,502      138,423
Patents, trademarks, licenses and other intangibles, net             48,091       50,859
Other                                                               120,975       83,791
                                                                 ----------   ----------
       Total assets                                              $1,401,900   $1,335,310
                                                                 ==========   ==========

                  LIABILITIES AND SHAREHOLDERS' EQUITY
                  ------------------------------------

Current liabilities:
    Loans payable                                                $    5,027   $    4,807
    Current portion of long-term debt                                 5,860        3,521
    Accounts payable                                                 84,282       92,343
    Accrued income taxes payable                                     16,393        8,632
    Accrued expenses and other current liabilities                  119,786       96,610
                                                                 ----------   ----------
       Total current liabilities                                    231,348      205,913

Long-term debt, net of current portion                              443,424      298,857

Other long-term liabilities                                          17,432       26,314

Minority interest                                                    14,568       15,054

Shareholders' equity:
    Common stock, $.10 par value, authorized 250,000 shares,
       issued and outstanding 121,476 shares (118,026 in 1995)       12,148       11,803
    Capital in excess of par value                                  515,070      461,603
    Retained earnings                                               160,960      322,117
    Cumulative translation adjustment and other                       6,950       (6,351)
                                                                 ----------   ----------
       Total shareholders' equity                                   695,128      789,172
                                                                 ----------   ----------
       Total liabilities and shareholders' equity                $1,401,900   $1,335,310
                                                                 ==========   ==========

         THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE
                    AN INTEGRAL PART OF THESE BALANCE SHEETS.

                        IVAX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           YEAR ENDED DECEMBER 31,
                                                                   --------------------------------------
                                                                       1996         1995          1994
                                                                   ----------    ----------    ----------
NET REVENUES                                                       $1,151,307    $1,259,766    $1,134,806

COST OF SALES                                                         774,368       736,036       653,361
                                                                   ----------    ----------    ----------

  Gross Profit                                                        376,939       523,730       481,445
                                                                   ----------    ----------    ----------
OPERATING EXPENSES:
  Selling                                                             220,536       181,427       167,782
  General and administrative                                          151,056       117,384        99,242
  Research and development                                             73,353        64,602        48,661
  Amortization of intangible assets                                    10,116         9,498        11,885
  Restructuring costs and asset write-downs                           117,983          --            --
  Merger expenses                                                         557         3,392        13,049
                                                                   ----------    ----------    ----------

  Total operating expenses                                            573,601       376,303       340,619
                                                                   ----------    ----------    ----------

  Income (loss) from operations                                      (196,662)      147,427       140,826

OTHER INCOME (EXPENSE):
  Interest income                                                       1,216         1,909         2,056
  Interest expense                                                    (25,667)      (19,289)      (21,481)
  Other income, net                                                     5,564        18,394           948
                                                                   ----------    ----------    ----------

                                                                      (18,887)        1,014       (18,477)
                                                                   ----------    ----------    ----------
  Income (loss) before income taxes, minority
    interest and extraordinary items                                 (215,549)      148,441       122,349

PROVISION (BENEFIT) FOR INCOME TAXES                                  (62,224)       28,338        30,322
                                                                   ----------    ----------    ----------

  Income (loss) before minority interest and
    extraordinary items                                              (153,325)      120,103        92,027

MINORITY INTEREST                                                      (5,354)       (5,302)       (2,155)
                                                                   ----------    ----------    ----------

  Income (loss) before extraordinary items                           (158,679)      114,801        89,872

EXTRAORDINARY ITEMS:
  Gains (losses) on extinguishment of debt, net of a
    tax provision (benefit) of $(1,382) in 1996, $29
    in 1995 and $114 in 1994                                           (2,073)           34          (823)
                                                                   ----------    ----------    ----------

NET INCOME (LOSS)                                                  $ (160,752)   $  114,835    $   89,049
                                                                   ==========    ==========    ==========
EARNINGS (LOSS) PER COMMON SHARE:
  Earnings (loss) before extraordinary items                       $    (1.31)   $      .96    $      .77
  Extraordinary items                                                    (.02)         --            (.01)
                                                                   ----------    ----------    ----------
  Net earnings (loss)                                              $    (1.33)   $      .96    $      .76
                                                                   ==========    ==========    ==========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING:                                          120,949       119,253       116,339
                                                                   ==========    ==========    ==========

         THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE
                      AN INTEGRAL PART OF THESE STATEMENTS.

                        IVAX CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                        PREFERRED       COMMON STOCK                             CUMULATIVE
                                          STOCK     -------------------  CAPITAL IN              TRANSLATION
                                        OF POOLED      NUMBER            EXCESS OF   RETAINED    ADJUSTMENT
                                         COMPANY     OF SHARES  AMOUNT   PAR VALUE   EARNINGS    AND OTHER      TOTAL
                                       ---------    ---------- --------  ----------  --------   ------------   --------
BALANCE, January 1, 1994               $   5,950     105,390   $ 10,539   $398,447    $134,833    $(21,997)    $527,772
   Issuances of common stock:
     Exercise of stock options              --           581         58      5,970        --          --          6,028
     Contribution to 401(k) plan            --            25          3        892        --          --            895
   Effect of tax deductions received
     from the exercise of stock options     --          --         --        3,915        --          --          3,915
   Transaction by pooled companies:
     Conversion of preferred stock        (5,950)      8,050        805      5,145        --          --          --
     Issuance of common stock               --          --         --        3,365        --          --          3,365
     Distribution to shareholders           --          --         --         --        (2,082)       --         (2,082)
   Minimum pension liability
     adjustment                             --          --         --         --          (471)       --           (471)
   Cash dividends paid                      --          --         --         --        (5,173)       --         (5,173)
   Translation adjustment                   --          --         --         --          --        11,158       11,158
   Net income                               --          --         --         --        89,049        --         89,049
                                        --------    --------   --------   --------    --------    --------     --------
BALANCE, December 31, 1994                  --       114,046     11,405    417,734     216,156     (10,839)     634,456
   Issuances of common stock:
     Exercise of stock options
       and warrants                         --         3,313        331     24,237        --          --         24,568
     Conversion of 9.00% Convertible
       Subordinated Debentures              --           286         29      1,471        --          --          1,500
     Contribution to 401(k) plan            --            31          3        778        --          --            781
     Acquisition accounted for under the
       pooling of interests method of
       accounting                           --           350         35        (35)         68        --             68
   Effect of tax deductions received from
     the exercise of stock options          --          --         --       17,418        --          --         17,418
   Unrealized net gain on available-for-
     sale equity securities                 --          --         --         --          --         4,805        4,805
   Distribution to shareholders by
     pooled company                         --          --         --         --           (66)       --            (66)
   Minimum pension liability adjustment     --          --         --         --           471        --            471
   Sale of investment in affiliate which
     held interest in IVAX' stock           --          --         --         --          --           272          272
   Cash dividends paid                      --          --         --         --        (9,347)       --         (9,347)
   Translation adjustment                   --          --         --         --          --          (589)        (589)
   Net income                               --          --         --         --       114,835        --        114,835
                                        --------    --------   --------   --------    --------    --------     --------
BALANCE, December 31, 1995                  --       118,026     11,803    461,603     322,117      (6,351)     789,172
   Issuances of common stock:
     Exercise of stock options              --         1,881        188     31,651        --          --         31,839
     Contribution to 401(k) plan            --            78          8      2,078        --          --          2,086
     Acquisition accounted for under
       the pooling of interests method
       of accounting                        --         1,491        149        (46)      5,652        --          5,755
   Effect of tax deductions received
     from the exercise of stock options     --          --         --       19,784        --          --         19,784
   Unrealized net gain on available-for-
     sale equity securities                 --          --         --         --          --           461          461
   Cash dividends paid                      --          --         --         --        (6,057)       --         (6,057)
   Translation adjustment                   --          --         --         --          --        12,840       12,840
   Net loss                                 --          --         --         --      (160,752)       --       (160,752)
                                        --------    --------   --------   --------    --------    --------     --------
BALANCE, December 31, 1996              $   --       121,476   $ 12,148   $515,070    $160,960    $  6,950     $695,128
                                        ========    ========   ========   ========    ========    ========     ========


         THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE
                      AN INTEGRAL PART OF THESE STATEMENTS.

                        IVAX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                          YEAR ENDED DECEMBER 31,
                                                                   -----------------------------------
                                                                      1996         1995         1994
                                                                   ----------   ---------    ---------
Cash flows from operating activities:
   Net income (loss)                                               $(160,752)   $ 114,835    $  89,049
   Adjustments to reconcile net income (loss) to net cash
     provided by (used for) operating activities:
     Non-cash charges relating to restructuring costs and
        asset write-downs                                            117,983         --           --
     Depreciation and amortization                                    55,842       47,319       45,499
     Benefit for deferred taxes                                      (63,414)      (5,248)      (9,098)
     Provision for allowances for doubtful accounts                   42,638        5,848        4,671
     (Gains) losses on disposal of assets, net                        (2,718)     (12,637)         764
     (Gains) losses on extinguishment of debt                          1,640          (63)         709
     Minority interest                                                 5,354        5,302        2,155
     Changes in assets and liabilities:
       Decrease (increase) in accounts receivable                     66,782     (144,452)     (14,905)
       Increase in inventories                                       (36,263)     (21,736)     (41,828)
       (Increase) decrease in other current assets                   (23,383)       2,158      (10,288)
       Increase in other assets                                      (14,358)      (6,159)      (4,750)
       (Decrease) increase in accounts payable, accrued expenses
         and other current liabilities                                (3,010)      35,267       27,727
       Increase (decrease) in other long-term liabilities              1,604       (4,116)       4,180
     Other, net                                                       (1,146)          71          211
                                                                   ---------    ---------    ---------

       Net cash (used for) provided by operating activities          (13,201)      16,389       94,096
                                                                   ---------    ---------    ---------

Cash flows from investing activities:
   Capital expenditures                                              (82,856)    (103,449)     (93,905)
   Proceeds from sale of property, plant and equipment                10,386          559        1,262
   Proceeds from sale of investments in affiliated companies            --         16,553         --
   Acquisitions of patents, trademarks, licenses,
     and other intangibles, net of sales proceeds                     (2,131)      (5,727)      (6,677)
   Acquisitions of businesses, net of cash acquired                  (12,110)      (4,832)     (11,799)
   Other, net                                                           (234)        (422)        --
                                                                   ---------    ---------    ---------

       Net cash used for investing activities                        (86,945)     (97,318)    (111,119)
                                                                   ---------    ---------    ---------

Cash flows from financing activities:
   Borrowings on long-term debt and loans payable                    600,816      111,145      126,915
   Payments on long-term debt and loans payable                     (461,211)     (67,800)    (169,397)
   Issuance of common stock                                           31,839       24,568        6,028
   Issuance of stock by pooled companies                                --           --          3,365
   Cash dividends paid                                                (6,057)      (9,347)      (5,173)
   Distributions to shareholders by pooled companies                    --            (66)      (2,082)
                                                                   ---------    ---------    ---------

       Net cash provided by (used for) financing activities          165,387       58,500      (40,344)
                                                                   ---------    ---------    ---------

Effect of exchange rate changes on cash                                  845          104        2,931
                                                                   ---------    ---------    ---------

Net increase (decrease) in cash and cash equivalents                  66,086      (22,325)     (54,436)

Cash and cash equivalents at the beginning of the year                14,720       37,045       91,481
                                                                   ---------    ---------    ---------

Cash and cash equivalents at the end of the period                 $  80,806    $  14,720    $  37,045
                                                                   =========    =========    =========

                                   (Continued)

         THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE
                      AN INTEGRAL PART OF THESE STATEMENTS.

                        IVAX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Continued)

                                           YEAR ENDED DECEMBER 31,
                              -------------------------------------------------
                                   1996              1995             1994
                              --------------    -------------    --------------
Supplemental disclosures:

   Interest paid              $       27,922    $      21,012    $       21,884
                              ==============    =============    ==============

   Income tax payments        $       14,806    $      12,270    $       47,037
                              ==============    =============    ==============

Supplemental schedule of non-cash investing and financing activities:

       Information with respect to IVAX' acquisitions which were accounted for under the purchase method of accounting are summarized as follows:

                                                          1996              1995             1994
                                                     --------------    -------------    --------------
Fair value of assets acquired                        $            -    $         718    $       75,414
Liabilities assumed                                               -              181            19,122
                                                     --------------    -------------    --------------
                                                                  -              537            56,292
Establishment (reduction) of minority interest               (5,219)            (813)            8,646
                                                     --------------    -------------    --------------
                                                              5,219            1,350            47,646
                                                     ==============    =============    ==============
Purchase price:
   Cash (including related acquisition costs)                12,362            4,935            15,549
   Fair market value of equipment contributed                     -                -             6,600
                                                     --------------    -------------    --------------
                                                             12,362            4,935            22,149
                                                     --------------    -------------    --------------

Cost in excess of net assets of acquired companies   $        7,143    $       3,585    $      (25,497)
                                                     ==============    =============    ==============

       The excess of the fair value of assets acquired from Galena a.s. in 1994 over the purchase price was used to first reduce long-term assets and the remainder used to reduce cost in excess of net assets of acquired companies, net.

       During the year ended December 31, 1995, common stock was issued upon the conversion of $1,500 in debentures.

       Contributions to the 401(k) retirement plan resulted in the issuance of common stock totaling $2,086, $781 and $895 in the years ended December 31, 1996, 1995 and 1994, respectively.

         THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE
                      AN INTEGRAL PART OF THESE STATEMENTS.

                        IVAX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Financial amounts in thousands, except share data)

(1) ORGANIZATION:

         IVAX Corporation is a holding company with subsidiaries engaged primarily in the research, development, manufacture, marketing and distribution of health care products, including generic and branded pharmaceuticals, intravenous solutions and related products, and IN VITRO diagnostics. These health care products are sold primarily to customers within the United States and the United Kingdom. IVAX Corporation also has subsidiaries which manufacture, market and distribute personal care products and specialty chemicals. All references to "IVAX" or the "Company" mean IVAX Corporation and its subsidiaries unless otherwise required by the context.

         IVAX' future revenues and profitability are largely dependent upon its ability to continue to develop, manufacture and market pharmaceutical and intravenous products. Revenues and profits derived from generic pharmaceuticals, which presently constitute IVAX' principal business, can be significantly affected by a variety of factors, including, among other things, the timing of new generic drug approvals received by IVAX, the number and timing of generic drug approvals for competing products, the timing of IVAX' initial shipments of newly approved generic drugs, strategies adopted by brand name companies to maintain market share, and the effects of sales promotion programs. Certain raw materials and components used in the manufacture of IVAX' products are available from limited sources, and in some cases, a single source. In addition, because raw material sources for pharmaceutical and intravenous products must generally be approved by regulatory authorities, changes in raw material suppliers could result in delays in production and higher raw material costs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Overview" for additional discussion of IVAX' business.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of IVAX Corporation and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in affiliates representing 20% to 50% ownership interests are recorded under the equity method of accounting. Investments in affiliates representing less than 20% ownership interests are recorded at cost. The minority interest held by third parties in the majority owned subsidiary is separately stated. Certain amounts presented in the consolidated financial statements for prior periods have been reclassified for comparative purposes.

         USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. IVAX' actual results in subsequent periods may differ from the estimates and assumptions used in the preparation of the accompanying consolidated financial statements.

         CASH AND CASH EQUIVALENTS - IVAX considers all investments with a maturity of three months or less as of the date of purchase to be cash equivalents.

         INVENTORIES - Inventories are stated at the lower of cost (first-in, first-out) or market. Components of inventory cost include materials, labor and manufacturing overhead. In evaluating whether inventory is stated at the lower of cost or market, management considers such factors as inventory on hand, estimated time to sell such inventory, remaining shelf life and current market conditions. Reserves are provided as appropriate.
Inventories consist of the following:

                                                   DECEMBER 31,
                                        ---------------------------------
                                             1996                1995
                                        -------------      --------------
         Raw materials                  $     100,210      $       86,155
         Work-in-process                       28,429              29,660
         Finished goods                       160,348             126,445
                                        -------------      --------------
                                        $     288,987      $      242,260
                                        =============      ==============

         PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are carried at cost less accumulated depreciation and amortization and consist of the following:

                                                                         DECEMBER 31,
                                                              ---------------------------------
                                                                   1996               1995
                                                              -------------      --------------
         Land                                                 $      43,001      $       45,635
         Buildings and improvements                                 193,106             178,575
         Machinery and equipment                                    331,822             285,728
         Furniture and equipment                                     27,036              24,990
                                                              -------------      --------------
                                                                    594,965             534,928
         Less: Accumulated depreciation and amortization            180,254             149,509
                                                              -------------      --------------
                                                              $     414,711      $      385,419
                                                              =============      ==============

         Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows: buildings and improvements (2-45 years), machinery and equipment (2-20 years) and furniture and fixtures (3-15 years). Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or their estimated useful lives. Costs of major additions and improvements are capitalized and expenditures for maintenance and repairs which do not extend the life of the assets are expensed. Upon sale or disposition of property, plant and equipment, the cost and related accumulated depreciation or amortization are eliminated from the accounts and any resultant gain or loss is credited or charged to operations.

         OTHER ASSETS - Cost in excess of net assets of acquired companies is amortized utilizing the straight-line method over periods not exceeding 40 years. Following any acquisition, IVAX continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of intangible assets may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that the assets acquired in a purchase business combination and related goodwill may be impaired, IVAX uses various methods to estimate the asset's future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the asset. Any impairment amount is charged to operations (See Note 3). Amortization of the cost in excess of net assets of acquired companies during the years ended December 31, 1996, 1995 and 1994 was $2,447,

$2,305 and $3,673, respectively. Accumulated amortization of cost in excess of net assets of acquired companies was $4,088 and $15,106 at December 31, 1996 and 1995, respectively.

         Patents, trademarks, licenses and other intangibles are amortized on the straight-line method over the estimated lives of the respective patents, trademarks, licenses and other intangibles (ranging from 1-25 years). The related accumulated amortization was $49,108 and $41,120 at December 31, 1996 and 1995, respectively.

         LONG-LIVED ASSETS - On January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. Adoption did not have a material effect on the consolidated financial statements (See Note 3).

         MINORITY INTEREST - Minority interest represents the minority shareholders' proportional share of the equity in the income and the net assets of Galena a.s. ("Galena") (See Note 4).

         FOREIGN CURRENCIES - IVAX' operations include subsidiaries which are located outside of the United States. Assets and liabilities as stated in the local reporting currency are translated at the rate of exchange prevailing at the balance sheet date. The gains or losses that result from this process are shown in the "cumulative translation adjustment and other" caption in the shareholders' equity section of the accompanying consolidated balance sheets. Statement of operations amounts are translated at the average rates for the period.

         FINANCIAL INSTRUMENTS - The carrying amounts of cash and cash equivalents, accounts receivable, investment in sales-type leases, loans payable and accounts payable approximate fair value due to the short maturity of the instruments and reserves for potential losses, as applicable. The disclosed fair value of other assets and long-term debt is estimated using quoted market prices, whenever available, or an appropriate valuation method (See Note 7).

         IVAX does not speculate in the foreign exchange market. However, the Company from time to time may manage exposures that arise in the normal course of business related to fluctuations in foreign currency rates by entering into foreign exchange forward contracts. The Company enters into these contracts with counterparties that it believes to be creditworthy and does not enter into any leveraged derivative transactions. Gains and losses on these contracts are included in the consolidated statement of operations as they arise. Costs associated with entering into these contracts are amortized over the contracts' lives which typically mature within one year. The Company held purchased foreign exchange forward contracts with notional principal amounts of $3,018 and $5,232 at December 31, 1996 and 1995, respectively.

         In addition, the Company has intercompany balances that are denominated in foreign currency. A portion of these balances are hedged using foreign exchange forward contracts, and gains and losses on these contracts are included in the consolidated statement of operations as they arise. IVAX Corporation (the "Parent Company") held foreign exchange forward contracts with notional principal amounts of $4,908 at December 31, 1996, which matured in January 1997, and $45,805 at December 31, 1995, which matured in March 1995.

         REVENUE RECOGNITION - Revenue and the related cost of sales are recognized at the time product is shipped or when services are provided. Net revenues is comprised of gross revenues less provisions for expected customer returns, inventory credits, discounts, promotional allowances, volume rebates and chargebacks. Royalty and licensing fee income are recognized when obligations associated with earning the royalty or licensing fee have been satisfied and are included in net revenues in the consolidated statements of operations.

         The custom in the pharmaceutical industry is to generally grant customers the right to return purchased goods. In the generic pharmaceutical industry, this custom has resulted in a practice of suppliers issuing shelf-stock adjustments (also known as inventory credits) to customers based on the customer's existing inventory following decreases in the price of the supplier's generic pharmaceutical products. The determination to grant a credit to a customer following a price decrease is generally at the discretion of IVAX, and generally not pursuant to contractual arrangements with customers.

         Reserves for estimated returns and inventory credits are established by IVAX concurrently with the recognition of revenue. The amount of reserves are established in accordance with generally accepted accounting principles based upon consideration of a variety of factors, including actual return and inventory credit experience for products during the past several years by product type, the number and timing of regulatory approvals for the product by competitors of IVAX, both historical and projected, the market for the product, and projected economic conditions. Actual product returns and inventory credits incurred are, however, dependent upon future events, including, price competition and the level of customer inventories at the time of any price declines. IVAX continually monitors the factors that influence the pricing of its products and customer inventory levels and makes adjustments to these reserves when management believes that actual product returns and inventory credits may differ from established estimates.

         RESEARCH AND DEVELOPMENT COSTS - IVAX-sponsored research and development costs related to future products are expensed currently.

         INCOME TAXES - The provision (benefit) for income taxes is based on the consolidated United States entities' and individual foreign companies' estimated tax rates for the applicable year. IVAX utilizes the asset and liability method, and deferred taxes are determined based on the estimated future tax effects of differences between the financial accounting and tax bases of assets and liabilities using the applicable tax laws. Deferred income tax provisions and benefits are based on the changes in the deferred tax asset or tax liability from period to period.

         STOCK-BASED COMPENSATION PLANS - In 1995, the Financial Accounting Standards Board issued SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. SFAS No. 123 allows either adoption of a fair value method of accounting for stock-based compensation plans or continuation of accounting under Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations with supplemental disclosures.

         The Company has chosen to account for all stock-based compensation arrangements under which employees receive shares of IVAX' stock under APB Opinion No. 25 with related disclosures under SFAS No. 123. Pro forma net earnings (loss) per common share amounts as if the fair value method had been adopted are presented in Note 10. The adoption of SFAS No. 123 did not have a material impact on the Company's results of operations, financial position or cash flows.

         EARNINGS (LOSS) PER COMMON SHARE - Earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common and dilutive common equivalent shares outstanding for each period. Common stock equivalents include the dilutive effect of all outstanding stock options and warrants using the treasury stock method. As described in Note 4, the acquisition of Zenith Laboratories, Inc. ("Zenith") was accounted for as a pooling of interests. The conversion equivalent of Zenith's outstanding cumulative convertible preferred stock is included in the calculation of weighted average shares.

(3) RESTRUCTURING COSTS AND ASSET WRITE-DOWNS:

         RESTRUCTURING COSTS - During the third and fourth quarters of 1996, IVAX instituted a restructuring program aimed at identifying and implementing strategies to reduce costs and improve efficiencies in both the United States generic pharmaceutical operations and intravenous products operations by consolidating facilities and reducing workforce. As a result, during the third quarter of 1996, the Company recorded a pre-tax charge of $13,974 associated with the United States generic pharmaceutical operations comprised of $2,324 for severance and other employee termination benefits; $3,000 for plant closure and related costs; and $8,650 for the estimated loss on sales of closed facilities. In the fourth quarter of 1996, the charge for loss on sales of facilities was adjusted by $800 as certain assets will be transferred to the Company's Kirkland, Canada facility, acquired in January 1997, for use in operations. During the fourth quarter of 1996, the Company recorded a pre-tax charge of $468 associated with its intravenous products operations primarily related to severance and other employee termination benefits. The employee termination benefits during the third and fourth quarter of 1996 primarily represent severance pay and other benefits associated with the elimination of approximately 530 employee positions in the manufacturing, sales and marketing and research and development areas of the United States generic pharmaceutical and intravenous products operations.Pursuant to the restructuring program, IVAX closed its Shreveport, Louisiana pharmaceutical manufacturing facility in the fourth quarter of 1996 and expects to close its Syosset, New York pharmaceutical manufacturing facility during the second quarter of 1997. Production from these facilities has been or will be transferred to the Kirkland, Canada facility. During 1996, payments approximating $960 were made and charged against established reserves. Remaining reserves were $12,682 at December 31, 1996.

         ASSET WRITE-DOWNS - Prior to third quarter 1996 reporting, IVAX management reevaluated the carrying value of certain long-lived assets and goodwill related to those assets to be held and used in IVAX' United States generic pharmaceutical and specialty chemical operations. This reevaluation was required by management's determination that, based on recent results of operations and conditions and trends within the generic pharmaceutical industry, the expected future cash flows derived from the assets and related goodwill would be substantially lower than had been previously expected. As a result, management reduced the carrying value of goodwill related to the United States generic pharmaceutical operations by a pre-tax charge of $55,899 and the carrying value of certain long-lived assets and goodwill of the specialty chemical operations by a pre-tax charge of $9,753 and $38,689, respectively. Management determined the amount of the charges based on various valuation techniques, including discounted cash flow analysis and net realizable value for assets to be held and used. The restructuring costs and impairment losses have been recorded as "Restructuring costs and asset write-downs" in the accompanying consolidated statements of operations.

(4) MERGERS AND ACQUISITIONS:

         On November 10, 1996, IVAX entered into a definitive merger agreement with Bergen Brunswig Corporation ("Bergen"), a nationwide distributor of pharmaceuticals and medical-surgical supplies. This agreement was unilaterally terminated by Bergen on March 20, 1997 (See Note 14).

         On March 1, 1996, IVAX acquired Elvetium S.A. (Argentina), Alet Laboratorios S.A.E.C.I. y E. and Elvetium S.A. (Uruguay), three affiliated companies engaged in the manufacture and marketing of pharmaceuticals in Argentina and Uruguay, in exchange for 1,490,909 shares of IVAX' common stock. Although the acquisition was accounted for using the pooling of interests method of accounting, the acquisition was recorded as of January 1, 1996 and the accompanying consolidated financial statements have not been restated to give retroactive effect to the acquisition due to the immateriality of the related amounts.

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

         On July 17, 1995, IVAX paid approximately $2,783 in cash to acquire ImmunoVision, Inc. ("ImmunoVision"), a company engaged in the manufacture and sale of certain diagnostic products. The acquisition was accounted for using the purchase method of accounting. The historical operations of ImmunoVision, when compared to the historical operations of IVAX, were not significant.

         In December 1994, IVAX acquired Zenith in consideration for 27,173,140 shares of IVAX' common stock. The acquisition was accounted for using the pooling of interests method of accounting. Net revenues and net income generated by Zenith prior to the date of acquisition and included in the accompanying consolidated statement of operations for the year ended December 31, 1994 were approximately $122,000 and $1,100, respectively. Zenith's 1994 net revenues included intercompany sales of approximately $6,000 to another subsidiary of IVAX and were eliminated in consolidation.

         In July 1994, IVAX completed the acquisition of 60% of the shares of Galena, a pharmaceutical company based in the Czech Republic. Pursuant to the acquisition agreement, IVAX paid $12,950 in cash to The National Property Fund of the Czech Republic, and contributed approximately $2,050 in cash and $6,600 in equipment directly to Galena. In addition, IVAX granted to Galena licenses to manufacture and distribute in certain territories certain of IVAX' pharmaceutical products and products under development. In June 1995, IVAX increased its ownership interest to 62%. In the first and second quarters of 1996, IVAX increased its ownership interest to 74% with additional cash investments of $2,229 and $10,133, respectively. The 1994 acquisition was accounted for as a purchase and the consolidated financial statements of IVAX reflect the full consolidation of the accounts of Galena since the acquisition date. The minority shareholders' interest in Galena's net assets and net earnings since the acquisition date are reflected as minority interest in the accompanying consolidated financial statements. The historical operations of Galena, when compared to the historical operations of IVAX, were not significant.

         In March 1994, IVAX acquired McGaw, Inc. ("McGaw") in consideration for 13,985,854 shares of IVAX' common stock. The acquisition was accounted for using the pooling of interests method of accounting. Net revenues and net income generated by McGaw prior to the date of merger and included in the accompanying consolidated statement of operations for the year ended December 31, 1994 totaled approximately $82,600 and $4,000, respectively.

(5) INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES:

         In November 1995, IVAX sold its investment in 1,000,000 shares of North American Vaccine, Inc. ("NAVA") Series A Convertible Preferred Stock at fair value to a limited partnership beneficially owned by the chairman and chief executive officer of IVAX for $16,250 in cash. IVAX considered a variety of factors in determining the fair value of the Preferred Stock, including, among other things, the market price of the common stock and an opinion from an independent valuation firm. The investment had been recorded at $3,415, the historical cost of the preferred shares, less $272 which represented IVAX' interest in shares of IVAX' common stock held by NAVA. The pre-tax gain of $12,835 resulting from the sale of the preferred shares is included in other income, net, in the accompanying consolidated statement of operations for the year ended December 31, 1995.

         In March 1995, IVAX and Knoll AG ("Knoll"), a wholly-owned subsidiary of BASF Aktiengesellschaft, established a joint venture for the marketing of generic pharmaceutical products in Europe. In December 1996, IVAX sold its share of the joint venture to Knoll and is no longer subject to the joint venture agreement. The results of the joint venture, IVAX' equity in its earnings, and the sale of IVAX' interest were not significant to IVAX.

         IVAX has ownership interests of 50% in various other unconsolidated affiliates. Undistributed earnings of these affiliates, as well as IVAX' equity in their earnings, were not significant in each of the periods presented in the accompanying consolidated financial statements.

         At December 31, 1996 and 1995, IVAX held marketable equity securities which it classified as available for sale. Based on quoted market prices, the securities are stated at fair value of $12,094 and $11,508, respectively, and are included in other assets in the accompanying consolidated balance sheets. At December 31, 1996 and 1995, net unrealized gains of $5,267 and $4,805, respectively, are included in "cumulative translation adjustment and other" in the accompanying consolidated financial statements.

(6) INVESTMENT IN SALES-TYPE LEASES:

         McGaw leases biomedical equipment under sales-type lease arrangements with terms generally ranging from one to five years at rates of interest ranging from 11% to 17%. McGaw generally does not require collateral, but it retains an interest in the leased equipment. Interest income on sales-type leases is included in net revenues in the consolidated statements of operations and totaled $2,116, $1,621 and $1,916 for the years ended December 31, 1996, 1995 and 1994, respectively. The following is a summary of the net investment in sales-type leases:

   Total minimum lease payments to be received during the
     year ending December 31, 1997                                $       9,280
     1998                                                                 6,985
     1999                                                                 5,544
     2000                                                                 3,711
     2001 and thereafter                                                  3,333
                                                                  -------------
   Total minimum lease payments receivable                               28,853
   Less amount representing warranties                                   (1,476)
   Less allowance for doubtful accounts                                    (291)
   Less unearned interest income                                         (5,885)
   Current portion of net investment in
      sales-type leases                                                  (5,719)
                                                                  -------------
   Net investment in sales-type leases,
      included in other assets                                    $      15,482
                                                                  =============

(7) DEBT:

Long-term debt consists of the following:

                                                                                         DECEMBER 31,
                                                                                  ------------------------
                                                                                     1996           1995
                                                                                  ---------      ---------
Borrowings under revolving line of credit due November 14, 1999 at LIBOR plus 2% (7.51% - 8.19% at December 31, 1996),
   secured by various corporate assets described below.                           $ 337,150      $       -
6-1/2% Convertible Subordinated Notes due 2001. Interest payable semi-annually.  Convertible at the option of the holders into 2,866,929
   shares of common stock at a conversion rate of $31.75 per share.                  91,025         91,025
Borrowings under revolving line of credit due May 24, 1997 at LIBOR plus 1/2% (6.25% - 6.48% at December 31, 1995) secured by a pledge
   of the stock of McGaw.                                                                 -         99,000
10-3/8% Senior Notes due 1999 issued by McGaw. Interest payable
   semi-annually. Unsecured                                                               -         87,620
Industrial revenue bonds due 2008. Collateralized by mortgages on real property and equipment and a standby letter of credit.  Interest payable
   semi-annually at adjustable rates (4.4% at December 31, 1996).                     6,700          6,700
Industrial revenue bonds due 2006. Collateralized by a standby letter of credit in the amount of $3,782. Interest at adjustable rates
   (3.85% at December 31, 1996).                                                      3,680          4,105
Mortgage loans, secured by real property, payable through 1997 at
   adjustable rates (6.25% - 9.0% at December 31, 1996).                              3,978          4,167
International subsidiaries' debt                                                      4,858          7,555
Other                                                                                 1,893          2,206
                                                                                  ---------      ---------
                                                                                    449,284        302,378
Current portion of long-term debt                                                     5,860          3,521
                                                                                  ---------      ---------
                                                                                  $ 443,424      $ 298,857
                                                                                  =========      =========

         On May 14, 1996, IVAX entered into a revolving line of credit agreement with a bank syndicate which permitted borrowings of up to $425,000. This line of credit replaced a previous $130,000 revolving line of credit. On November 14, 1996, IVAX entered into an amendment to the May 14, 1996 line of credit agreement which, among other things, reduced permitted borrowings to $375,000 and shortened the maturity of the line of credit from May 2001 to November 1999. Borrowings under the amended line of credit agreement generally accrue interest at the London Interbank Offer Rate (LIBOR) plus 2% through December 31, 1996, and thereafter at LIBOR plus between .88% and 2%, depending on certain financial ratios. At December 31, 1996, $37,850 was available for additional borrowings under the revolving line of credit agreement. Pursuant to the terms of the amended credit facility, IVAX pledged to the lenders stock of certain subsidiaries and certain accounts receivable, inventory, intangible assets, and property, plant and equipment; agreed to not dispose of any of its assets without lender approval other than in the ordinary course of business; agreed to not consummate any acquisitions without lender approval; agreed to not pay cash dividends; and agreed to limit capital expenditures and indebtedness. The amended credit facility contains various financial covenants, including required minimum levels of tangible net worth and earnings before interest expense, income taxes, and depreciation and amortization. Proceeds from the credit facility were used to refinance previously existing credit facilities, and will be used for working capital and general corporate purposes.

         On June 17, 1996, IVAX made an investment in and advances to McGaw in the aggregate amount of $91,150 using proceeds from the credit facility. McGaw used the proceeds to redeem the remaining outstanding face value of its 103/8% Senior Notes due April 1, 1999 at a purchase price of approximately 102% of their outstanding principal of $87,420, plus accrued interest. The redemption resulted in a pre-tax extraordinary loss of $3,455. During 1995, McGaw repurchased $3,355 face value of its 10 3/8% Senior Notes at a purchase price of 101% of the outstanding principal amount plus accrued and unpaid interest.

         During 1995, IVAX redeemed a total of $1,000 face value of its 6 1/2% Convertible Subordinated Notes due 2001.

         Certain of IVAX' international subsidiaries maintain relationships with foreign banks providing uncommitted borrowings in the aggregate amounts of approximately $6,273 and $14,000 at December 31, 1996 and 1995, respectively. Outstanding borrowings under these lines of credit totaled $5,027 and $4,279 at December 31, 1996 and 1995, respectively, and are included as loans payable in the accompanying consolidated balance sheets. Loans payable at December 31, 1995 also includes $528 of amounts advanced under a domestic floating rate overdraft facility due on demand which provides for advances of up to $10,000 to fund working capital requirements.

         The estimated fair values of IVAX' long-term debt are as follows:

                                                    DECEMBER 31,
                                            ---------------------------------
                                                1996                1995
                                            -------------      --------------
         6-1/2% Convertible Subordinated
           Notes due 2001                         $85,108      $       97,283
         10-3/8% Senior Notes due 1999                  -              90,249
         Other                                    358,259             123,733
                                            -------------      --------------
                                            $     443,367      $      311,265
                                            =============      ==============

         Fair value of the 6 1/2% Convertible Subordinated Notes due 2001 and the 10 3/8% Senior Notes due 1999 are based on available quoted market prices. Management believes that the carrying amounts of other debt approximate the fair value.

         The stated future maturities of all long-term debt for the next five years and thereafter are approximately $5,860, $1,860, $338,500, $1,250, $92,190 and $9,624, respectively.

(8) INCOME TAXES:

         The provision (benefit) for income taxes consists of the following:

                                                            YEAR ENDED DECEMBER 31,
                                              -------------------------------------------------
                                                   1996              1995             1994
                                              --------------    -------------    --------------
         Current
             U.S. Federal                     $      (23,199)   $      16,561    $       28,248
             State                                    (5,198)           2,861             2,175
             Puerto Rico and the U.S.
               Virgin Islands                          5,752            4,216             3,028
             Foreign                                  23,835            9,948             5,969
         Deferred                                    (63,414)          (5,248)           (9,098)
                                              --------------    -------------    --------------
                                              $      (62,224)   $      28,338    $       30,322
                                              ==============    =============    ==============

         The components of income (loss) before income taxes, minority interest and extraordinary items are as follows:

                                                              YEAR ENDED DECEMBER 31,
                                               -------------------------------------------------
                                                     1996              1995             1994
                                               --------------    -------------    --------------
         United States                         $     (324,074)   $      45,130    $       65,497
         Puerto Rico and the U.S.
           Virgin Islands                              35,563           49,455            23,223
         Foreign                                       72,962           53,856            33,629
                                               --------------    -------------    --------------
                                               $     (215,549)   $     148,441    $      122,349
                                               ==============    =============    ==============

         A reconciliation of the difference between the expected provision (benefit) for income taxes using the statutory Federal tax rate and IVAX' actual provision is as follows:

                                                                               YEAR ENDED DECEMBER 31,
                                                                  -------------------------------------------------
                                                                        1996             1995             1994
                                                                  --------------    -------------    --------------
         Tax using statutory Federal tax rate                     $      (75,442)   $      51,954    $       42,822
         Effect of state income taxes                                     (4,879)           1,633             1,125
         Write-down of cost in excess of net assets of
             acquired companies                                           32,649                -                 -
         Effect of nondeductible merger expenses                             170              153             4,072
         Reversal of valuation allowance on deferred tax
             assets                                                       (7,107)          (6,452)           (6,763)
         Foreign tax rate differential                                    (6,277)          (6,772)           (5,436)
         Effect of Puerto Rico taxes and tollgate                          5,711            5,611             2,633
         Puerto Rico and U.S. possessions tax incentives                 (11,397)         (17,309)           (8,389)
         Other, net                                                        4,348             (480)              258
                                                                  --------------    -------------    --------------
                                                                  $      (62,224)   $      28,338    $       30,322
                                                                  ==============    =============    ==============

         During 1996, IVAX recognized a deferred tax benefit of $7,100, following an Internal Revenue Service adjustment to the tax basis amortization of certain intangible assets owned by McGaw. The adjustments reduced McGaw's net operating loss carryforwards in prior years, for which the tax benefit associated with these carry forwards had been fully reserved, and increased future amortization deductions.

         During 1995, IVAX released $6,938 of valuation allowance which had been recorded to fully reserve the deferred tax asset related to the future benefit of McGaw's net operating loss carryforwards.

         Deferred taxes arise due to timing differences in reporting of certain income and expense items for book purposes and income tax purposes. A detail of the significant components of deferred tax balances included in other current assets, other assets and other long-term liabilities is as follows:


                                                                                    DECEMBER 31,
                                                                          ---------------------------------
                                                                               1996                1995
                                                                          -------------      --------------
         Accounts receivable allowances                                   $      42,672      $        8,808
         Reserves and accruals                                                    7,402              14,297
         Differences in capitalization of inventory costs                         3,702               2,644
         Other                                                                    2,223               2,442
         Valuation allowance                                                          -                (944)
                                                                          -------------      --------------
                  Amount included in other current assets                        55,999              27,247
                                                                          -------------      --------------

         Book/tax differences on fixed assets                                    11,678              24,547
         Book/tax basis depreciation differences on fixed assets                 (5,482)            (20,511)
         Book/tax differences on the recognition of revenue                         987               7,187
         Book/tax basis differences on the carrying value of long-term
              assets                                                             26,602              11,393
         Research and development expenditures capitalized                        3,905               4,167
         Net operating losses                                                    60,957              43,493
         Other                                                                    2,187                (272)
         Valuation allowance                                                    (34,662)            (44,315)
                                                                          -------------      --------------
                  Amount included in other assets                                66,172              25,689
                                                                          -------------      --------------

         Book/tax basis differences on carrying value of long-term
              assets                                                             (2,410)             (1,245)
         Other                                                                   (4,577)             (3,106)
                                                                          -------------      --------------
                  Amount included in other long-term liabilities                 (6,987)             (4,351)
                                                                          -------------      --------------
                  Net deferred tax asset                                  $     115,184      $       48,585
                                                                          =============      ==============

         Income from McGaw's Puerto Rico manufacturing operations is subject to certain tax exemptions under the terms of a grant from the Puerto Rico government which expires in 2002. The grant reduced tax expense by approximately $7,521, $7,500 and $8,500 for the years ended December 31, 1996, 1995 and 1994, respectively. Under the terms of the grant, McGaw is required to maintain certain employment levels; endeavor to purchase raw materials, machinery and equipment from local suppliers; and notify local authorities of changes in products or manufacturing processes.

         Income from Zenith's Puerto Rico manufacturing operations is subject to certain tax exemptions under the terms of a grant from the Puerto Rico government which expires in 1999. The grant reduced tax expense by approximately $1,837, $11,171 and $4,300 for the years ended December 31, 1996, 1995 and 1994, respectively. Under the terms of the grant, Zenith is required to maintain certain employment levels.

         IVAX has historically received a United States tax credit under Section 936 of the Internal Revenue Code for certain income generated by its Puerto Rico and Virgin Islands operations. For 1996 and 1995, this credit was approximately $12,447 and $17,309, respectively, and completely offset the entire United States tax liability of such operations. In 1996, Congress repealed the Section 936 tax credit and it will be phased out over 5 years beginning in 2001.

         At December 31, 1996, McGaw had $48,993 of net operating loss carryforwards which will begin to expire in 2002. The utilization of these net operating loss carryforwards is subject to limitations of $21,000 per year which are cumulative to the extent not utilized by IVAX. The remaining deferred tax asset related to the benefit of these net operating loss carryforwards has been reduced to zero by a valuation allowance. Approximately $37,910 of McGaw's net operating loss carryforwards relate to McGaw's predecessor and are subject to a further annual limitation of $3,000 which is cumulative to the extent not utilized by IVAX. Any future benefits recognized from the reduction of the valuation allowances related to McGaw's predecessor's losses will first reduce McGaw's acquired noncurrent assets and then reduce income tax expense.

         At December 31, 1996, Zenith had net operating loss carryforwards of $16,530 which will begin to expire in 2004. The deferred tax asset related to the future benefit of these net operating loss carryforwards has been reduced to zero through a valuation allowance. Approximately $3,132 of the net operating loss carryforwards relate to Zenith's predecessor and are subject to an annual limitation of $1,700 which is cumulative to the extent not utilized by IVAX. Approximately $16,530 of the net operating loss carryforwards relate to the exercise of certain stock options. Any future benefits recognized from the reduction of the valuation allowances related to these net operating loss carryforwards will increase paid in capital by approximately $6,281.

         At December 31, 1996, IVAX had a consolidated net operating loss carryforward of $69,795 which will expire in 2012. The deferred tax asset related to the future benefit of this net operating loss carryforward has been fully recognized at December 31, 1996.

         Realization of the net deferred tax asset of $115,184 ($97,014 and $18,170 domestic and foreign, respectively) is dependent upon generating sufficient future taxable income. Although realization is not assured, management believes it is more likely than not that the remaining deferred tax asset will be realized based upon estimated future taxable income and, accordingly, no valuation allowances were deemed necessary at December 31, 1996. Management's estimates of future taxable income are subject to revision due to, among other things, regulatory and competitive factors affecting the generic pharmaceutical industry.

         At December 31, 1996, an estimated refund of federal income taxes paid in prior years and available in the carry-back period of $39,062 is included in other current assets in the accompanying consolidated balance sheets.

         United States. taxes have not been provided on undistributed earnings of foreign subsidiaries, as such earnings are being retained indefinitely by such subsidiaries for reinvestment. The distribution of these earnings would result in additional United States taxes of approximately $16,000 net of available foreign tax credits.

         Minority interest included in the accompanying consolidated statements of operations is net of a provision for income taxes of $3,116, $3,044 and $1,132 for the years ended December 31, 1996, 1995 and 1994, respectively.

(9) BENEFIT PLANS:

         401(K) PLANS - IVAX' employees within the United States and the United States Virgin Islands and certain of its employees in Puerto Rico are eligible to participate in 401(k) retirement plans, which permit pre-tax employee payroll contributions (subject to certain limitations) and discretionary employer matching contributions. Total matching contributions for the years ended December 31, 1996, 1995 and 1994 were $3,272, $3,125 and $2,771, respectively, a portion of which was made in IVAX' common stock.

         DEFINED BENEFIT PLANS - McGaw maintains a noncontributory defined benefit pension plan covering substantially all employees of its Puerto Rico subsidiary and a frozen defined benefit pension plan covering its United States employees in which benefits no longer accrue. Under the Puerto Rico plan, a participating employee's annual post-retirement pension benefit is determined based on years of credited service and compensation, averaged either over the participant's employment or the final years before retirement. McGaw's funding policy under both plans is to make the minimum annual contributions required by applicable regulations.

         In accordance with the provisions of SFAS No. 87, EMPLOYERS' ACCOUNTING FOR PENSIONS, McGaw recognized a minimum liability totaling $1,040 in 1992 which represented the excess of the unfunded accumulated benefit obligation over previously accrued pension cost related to the frozen defined benefit pension plan. This additional minimum liability was offset by an intangible asset. During 1994, IVAX recorded an additional minimum liability in excess of previously unrecognized prior service cost which was recorded as a $471 reduction of shareholders' equity, net of income tax benefits of $312. During 1995, the fair market value of the plan's assets exceeded the accumulated benefit obligation resulting in the write-off of the intangible asset and the reversal of the minimum liability.

         The following table sets forth the funded status and amount recognized for these plans:


                                                                                            DECEMBER 31,
                                                                                  ---------------------------------
                                                                                      1996                1995
                                                                                  -------------      --------------
         Actuarial present value of accumulated benefit obligation, including vested benefits of $10,853 in 1996 and
              $8,193 in 1995                                                      $     (11,180)     $       (8,457)
                                                                                  =============      ==============
         Actuarial present value of projected benefit obligation for
              services rendered to date                                           $     (12,726)     $       (9,685)
         Plan assets at fair value, primarily listed stocks and U.S. bonds               11,187               9,529
                                                                                  -------------      --------------
         Projected benefit obligation in excess of plan assets                           (1,539)               (156)
         Unrecognized prior service cost and other obligation                             1,616               1,234
         Unrecognized net loss (gain)                                                       563                (476)
                                                                                  -------------      --------------
         Prepaid pension cost                                                     $         640      $          602
                                                                                  =============      ==============

         Net pension cost included the following components:

                                                                       YEAR ENDED DECEMBER 31,
                                                          -------------------------------------------------
                                                               1996              1995             1994
                                                          --------------    -------------    --------------
         Service cost during the period                   $          328    $         298    $          298
         Interest cost on projected benefit obligation               907              793               770
         Actual return on plan assets                             (1,143)          (1,317)             (191)
         Net amortization and deferral                               357              695              (377)
                                                          --------------    -------------    --------------
         Net pension cost                                 $          449    $         469    $          500
                                                          ==============    =============    ==============

         Significant actuarial assumptions used include the following:

                                                             YEAR ENDED DECEMBER 31,
                                                    -----------------------------------------
                                                     1996             1995              1994
                                                    ------           ------            ------
         Discount rate                                 7.5%             8.5%              8.5%
         Rate of compensation level increase        0%-5.0%          0%-6.0%           0%-6.0%
         Long-term rate of return on assets            8.5%             8.5%              8.5%

(10) SHAREHOLDERS' EQUITY:

         STOCK OPTION PLANS - IVAX administers and has stock options outstanding under IVAX' 1994 Stock Option Plan ("1994 Plan"), IVAX' 1985 Stock Option Plan ("1985 Plan"), and certain stock option plans assumed in the acquisitions of Zenith and McGaw. The options outstanding under the plans assumed in the Zenith and McGaw acquisitions were converted into options to acquire IVAX' common stock using the applicable exchange ratios. No additional stock options may be issued under the 1985 Plan or the plans assumed in the Zenith and McGaw acquisitions.

         The 1994 Plan permits the issuance of options to employees, non-employee directors and consultants to purchase up to 7,000,000 shares of IVAX' common stock, with an exercise price no less than the fair market value of the common stock on the date of grant and an option term not to exceed ten years.

         The following table presents additional information concerning the activity in the stock option plans (number of shares in thousands):

                                          1996                         1995                        1994
                               ---------------------------  --------------------------  --------------------------
                                               WEIGHTED                   WEIGHTED                     WEIGHTED
                                  NUMBER        AVERAGE       NUMBER       AVERAGE        NUMBER       AVERAGE
                                OF SHARES   EXERCISE PRICE  OF SHARES  EXERCISE PRICE   OF SHARES   EXERCISE PRICE
                               ----------   --------------  ---------  --------------   ---------   --------------
Balance at beginning of year       10,198    $      20.51      12,307    $    17.37       11,031    $     14.15
   Granted                          2,621           26.07       2,247         22.56        4,764          18.75
   Exercised                       (1,881)          16.93      (2,975)         7.86       (1,413)          7.00
   Terminated                        (836)          21.90      (1,381)        24.03       (2,075)         10.76
                               ----------                  ----------                 ----------
Balance at end of year             10,102           22.50      10,198         20.51       12,307          17.37
                               ==========                  ==========                 ==========

Exercisable at December 31,         4,454    $      21.51       4,012    $    19.83        4,759    $     14.26

         The following table summarizes information about fixed stock options outstanding at December 31, 1996:


                                           OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                        -------------------------------------------------------   ---------------------------------
                          NUMBER             WEIGHTED AVERAGE       WEIGHTED          NUMBER            WEIGHTED
     RANGE OF           OUTSTANDING             REMAINING            AVERAGE       EXERCISABLE          AVERAGE
  EXERCISE PRICES       AT 12/31/96          CONTRACTUAL LIFE    EXERCISE PRICE    AT 12/31/96       EXERCISE PRICE
------------------     -------------       -------------------   --------------   -------------      --------------
$      .48 -  9.99               127                4.4             $  3.22                 127        $   3.22
     10.00 - 19.99             1,407                5.7               16.70                 779           16.97
     20.00 - 29.99             7,991                6.3               23.04               3,191           21.94
     30.00 - 36.38               577                6.0               33.39                 357           34.14
                       -------------                                              -------------
       .48 - 36.38            10,102                6.2               22.50               4,454           21.51
                       =============                                              =============

         Had the Company adopted the fair value method of accounting for all stock-based compensation arrangements consistent with the provisions of SFAS No. 123, using the Black-Scholes option pricing model for all options granted after January 1, 1995, IVAX' pro forma net income (loss), pro forma net earnings
(loss) per common share and pro forma weighted average fair value of options granted, with related assumptions, are indicated below. Dividend yield for purposes of the pro forma assumptions below is assumed to be zero pursuant to the terms of the amended line of credit facility.

                                                                        YEAR ENDED DECEMBER 31,
                                                                     -----------------------------
                                                                       1996                1995
                                                                     -----------       -----------
         Pro forma net income (loss)                                 $  (167,993)      $   111,795
         Pro forma earnings (loss) per common share                  $     (1.39)      $       .94
         Pro forma weighted average fair value of options granted    $     10.04       $      9.11
         Expected life (years)                                               5.5               5.5
         Risk-free interest rate                                      5.41%-6.79%       5.83%-7.48%
         Expected volatility                                                  28%               28%


         As SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

         WARRANTS - At December 31, 1994, IVAX had warrants outstanding for the purchase of up to 337,500 shares of common stock at an exercise price of $5.00 per share. These warrants were exercised in January 1995 resulting in proceeds of $1,688. No warrants were issued or exercised during the year ended December 31, 1996.

         CONVERTIBLE DEBT - At December 31, 1996 and 1995, IVAX had outstanding $91,025 of 6 1/2% Convertible Subordinated Notes due 2001 (See Note 7). The notes are convertible at the option of the holders into 2,866,929, shares of IVAX' common stock at a conversion rate of $31.75 per share. During 1995, the $1,500 of 9.00% Convertible Subordinated Debentures due 1995 were converted by the debenture holders into a total of 286,371 shares of IVAX common stock at conversion rates ranging from $5.20 to $5.31 per share.

         PREFERRED STOCK - Immediately prior to the December 1994 acquisition of Zenith, all outstanding shares of Zenith's 10.00% cumulative convertible preferred stock were converted into Zenith's common stock, which were exchanged in the merger into 8,049,749 shares of IVAX common stock. Prior to the conversion, Zenith's Board of Directors declared and paid a dividend on its preferred stock equal to the amount of all accrued and unpaid dividends, which totaled $2,082.

         DIVIDENDS - During the years ended December 31, 1996, 1995 and 1994, IVAX paid cash dividends of $.05, $.08 and $.06 per share with respect to its common stock, totaling approximately $6,057, $9,347 and $5,173, respectively. Pursuant to the terms of the amended revolving credit facility, IVAX is prohibited from paying cash dividends (See Note 7).

(11) BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION:

         IVAX has two principal business segments, pharmaceuticals and intravenous products. IVAX also operates in three other business segments, IN VITRO diagnostics, personal care products and specialty chemicals, which are included below under "Other operations." No single customer accounted for 10% or more of IVAX' consolidated net revenues for any of the three years ended December 31, 1996. Identifiable assets by segment include assets directly identified with those operations. Corporate assets consist primarily of cash and cash equivalents, property, equipment and investments in affiliated companies. Information about each of IVAX' principal business segments and domestic and foreign operations as of and for the three years ended December 31, 1996 follows:


                                                          INCOME       DEPRECIATION
                                            NET        (LOSS) FROM         AND         CAPITAL     IDENTIFIABLE
BUSINESS SEGMENTS:                       REVENUES     OPERATIONS (1)   AMORTIZATION  EXPENDITURES     ASSETS
                                         ---------    --------------   ------------  ------------  ------------
Pharmaceuticals                1996      $ 648,674      $(151,707)       $29,381       $ 45,165    $   784,258
                               1995        774,240        136,095         19,359         62,460        793,540
                               1994        643,496        107,654         19,981         60,695        594,143

Intravenous products           1996        343,028         22,960         18,743         29,139        349,984
                               1995        339,978         27,509         21,035         29,298        318,475
                               1994        337,884         42,127         18,263         20,901        292,821

Other operations               1996        161,828        (45,411)         5,900          4,231        139,776
                               1995        147,045          2,637          6,172          2,820        172,436
                               1994        153,641          6,141          6,728          7,561        164,032

Corporate                      1996           --          (22,504)         1,818          4,321        127,882
                               1995           --          (18,814)           753          8,871         51,034
                               1994           --          (15,096)           527          4,748         55,900

Intersegment eliminations      1996         (2,223)          --             --             --             --
                               1995         (1,497)          --             --             --             (175)
                               1994           (215)          --             --             --             (192)

Total                          1996      1,151,307       (196,662)        55,842         82,856      1,401,900
                               1995      1,259,766        147,427         47,319        103,449      1,335,310
                               1994      1,134,806        140,826         45,499         93,905      1,106,704

------------------
(1) 1996 Income (loss) from operations includes restructuring costs and asset write-downs associated with the United States generic pharmaceutical and specialty chemical operations of $69,073 and $48,442, respectively (See Note 3).


                                             UNITED           UNITED         CZECH
GEOGRAPHIC AREAS:                            STATES          KINGDOM        REPUBLIC        OTHER          TOTAL
                                           ----------        --------       --------       --------      ----------
Net revenues                   1996        $  751,913        $236,109        $27,343       $135,942      $1,151,307
                               1995           976,356         178,415         26,901         78,094       1,259,766
                               1994           916,884         150,794         11,295         55,833       1,134,806

Income (loss) from
   operations                  1996          (279,823)         62,777         27,834         (7,450)      (196,662)
                               1995            91,368          32,853         21,955          1,251         147,427
                               1994           102,816          28,384          8,878            748         140,826

Identifiable assets            1996           942,652         300,458         86,203         72,587       1,401,900
                               1995         1,020,178         220,938         61,655         32,539       1,335,310
                               1994           828,713         208,525         47,950         21,516       1,106,704

(12) COMMITMENTS AND CONTINGENCIES:

         LEASES - IVAX leases office, plant and warehouse facilities and automobiles under noncancellable operating leases. Motor vehicles, production equipment and certain manufacturing facilities are also leased under capital leases. Rent expense for the three years ended December 31, 1996 totaled approximately $7,877, $11,991 and $10,028, respectively. The future minimum lease payments under noncancellable leases with initial or remaining terms of one year or more at December 31, 1996, were as follows:

                                                      OPERATING      CAPITAL
                                                        LEASES        LEASES
                                                      ---------      -------
         1997                                          $  9,720      $   955
         1998                                             7,171          822
         1999                                             6,039          274
         2000                                             4,773          157
         2001                                             4,066           49
         Thereafter                                      10,775            -
                                                       --------      -------
         Total minimum lease payments                  $ 42,544        2,257
                                                       ========
         Less amount representing interest                               364
                                                                     -------
         Present value of minimum lease payments                     $ 1,893
                                                                     =======

Assets recorded under capital leases consists of:

                                                             DECEMBER 31,
                                                       ---------------------
                                                         1996          1995
                                                       --------      -------

         Buildings and improvements                    $  1,800      $ 1,800
         Machinery and equipment                          3,513        2,993
         Less: accumulated amortization                  (3,539)      (2,877)
                                                       --------      -------
                                                       $  1,774      $ 1,916
                                                       ========      =======

         LEGAL PROCEEDINGS - In late April 1995, Zenith received approvals from the FDA to manufacture and market the antibiotic cefaclor in capsule and oral suspension formulations. Cefaclor is the generic equivalent of Ceclor(R), a product of Eli Lilly and Company ("Lilly"). On April 27, 1995, Lilly filed a lawsuit against Zenith and others in federal court alleging that Zenith's cefaclor raw material supplier, a third party unaffiliated with IVAX, manufactures cefaclor raw material in a manner which infringes two process patents owned by Lilly, and that Zenith and the other defendants have knowingly and willfully infringed and induced the supplier to infringe the patents by importing the raw material into the United States. The lawsuit seeks to enjoin Zenith and the other defendants from infringing or inducing the infringement of the patents and from making, using or selling any product incorporating the raw material provided by such supplier, and seeks an unspecified amount of monetary damages and the destruction of all cefaclor raw material manufactured by the supplier and imported into the United States. In August 1995, the Court denied Lilly's motion for preliminary injunction which sought to prevent Zenith from selling cefaclor until the merits of Lilly's allegations could be determined at trial. On May 10, 1996, the United States Court of Appeals for the Federal Circuit affirmed the district court's denial of Lilly's motion for preliminary injunction. On February 28, 1997, Lilly filed an amended complaint which alleges the infringement of an additional patent.

         In September 1994, individuals purporting to be shareholders of IVAX filed a class action complaint against IVAX and all but one of its directors as of that date and certain of its officers in federal court which consolidates, amends and supplements a number of similar complaints filed earlier in 1994. The plaintiffs seek to act as representatives of a class consisting of all purchasers of IVAX' common stock between January 14 and May 2, 1994, including as a subclass parties who exchanged their shares of common stock of McGaw, Inc. ("McGaw") for IVAX' common stock in connection with IVAX' acquisition of McGaw in March 1994. In general, the complaint alleges violation of federal securities laws and also asserts claim for negligent misrepresentation. The complaint asserts that IVAX made untrue statements of material fact and omitted to state material facts necessary to make statements made not misleading in its public disclosure documents, in communications to securities analysts and the public, and in IVAX' registration statement and proxy statement-prospectus distributed in connection with the acquisition of McGaw, relating primarily to net revenues and earnings, verapamil sales, and the effects of competition in the verapamil market on IVAX' net revenues and earnings. The complaint seeks an unspecified amount of compensatory and rescissionary damages, equitable and/or injunctive relief, interest, litigation costs and attorneys' fees. The non-management directors initially named as defendants in the suit were dismissed without prejudice from the consolidated actions pursuant to a stipulation filed in January 1995. In November 1995, the defendants' motion to dismiss the consolidated amended complaint was denied. In January 1997, the parties entered into a memorandum of understanding ("MOU") pursuant to which the parties agreed to settle the action in its entirety in exchange for the payment by defendants and their insurers of $7,500. IVAX' portion of the settlement obligation, which is not significant, was appropriately accrued at December 31, 1996. The agreement reflected in the MOU is contingent upon the execution by the parties of a mutually acceptable settlement agreement, and is ultimately contingent upon court approval after all class members have been given notice of the proposed settlement and an opportunity to be heard thereon.

         In June 1994, the former chairman and chief executive officer of McGaw individually filed a similar complaint against IVAX and Dr. Frost, alleging essentially the same securities laws violations as alleged in the consolidated class action suit described above, as well as certain additional state law claims. The complaint seeks up to $21,000 in compensatory damages (and up to $48,000 in rescissionary damages upon tender of IVAX shares held by plaintiff), as well as punitive damages, litigation costs and attorneys' fees. Although the lawsuit was initially consolidated for all purposes with the class action suit described above, in August 1995, the Court entered an order allowing the former McGaw chairman to opt out of the class action and to proceed under his separate complaint.

         In April 1995, an action was filed in federal court against IVAX and certain of its officers alleging essentially the same securities laws and other violations as alleged in the consolidated class action suit described above. The complaint seeks in excess of $21,000 in compensatory, consequential, rescissionary and punitive damages, as well as litigation costs. This action was consolidated with the class action suit described above.

         In July 1994, an action was filed in federal court against IVAX in which plaintiffs, shareholders of McGaw at the time of its acquisition by IVAX, alleged that IVAX violated Sections 11 and 12(2) of the Securities Act, as well as certain state securities laws, and that it breached certain provisions of the merger agreement and IVAX' bylaws, by issuing to plaintiffs shares of IVAX' common stock subject to the restrictions imposed by Rule 145 promulgated under the Securities Act and Accounting Series Release 135. The plaintiffs claim that, as a result of the restrictions imposed on the certificates issued to them, they suffered damages from the loss of value of their shares, and seek damages of $11,000, plus expenses and attorneys' fees. In June 1995, the Court entered an order denying plaintiffs' motion for summary judgment with respect to the claims alleging that IVAX breached certain provisions of the merger agreement and IVAX' bylaws and granted IVAX' motion to dismiss such counts. The Court denied IVAX' motion to dismiss the counts relating to alleged violation of the Securities laws, as well as its motion to transfer venue. In October 1995, the Court entered an order granting the plaintiffs' motion to amend their complaint to assert new causes of action under the Uniform Commercial Code and granting the plaintiffs' motion for reconsideration of the dismissal of the claims alleging breach of IVAX' bylaws, and ordered that such counts be reinstated.

         In November 1996, individuals purporting to be shareholders of IVAX filed a class action complaint against IVAX and certain of its current or former officers or directors in federal court which consolidates, amends and supplements a number of similar complaints filed earlier in 1996. The plaintiffs seek to act as representatives of a class consisting of all purchasers of IVAX' common stock between July 31, 1995 and June 27, 1996. The consolidated amended complaint alleges violations of federal securities law and also asserts a claim for negligent misrepresentation. The complaint generally asserts that IVAX made untrue statements of material fact and omitted to state material facts necessary to make statements made not misleading in its public disclosure documents and in communications to the public regarding its operations and financial results and that its financial statements were not prepared in accordance with generally accepted accounting principles. These allegations are centered around claims that IVAX failed to disclose that it offered its customers shelf stock adjustments and failed to establish reserves for such credits. In general, the complaints seek an unspecified amount of compensatory damages, pre-judgment interest, litigation costs and attorney's fees.

         IVAX intends to vigorously defend each of the foregoing lawsuits, but their respective outcomes cannot be predicted. Any of such lawsuits, if determined adversely to IVAX, could have a material adverse effect on IVAX' financial position and results of operations. IVAX' ultimate liability with respect to any of the foregoing proceedings is not presently determinable.

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

(13) QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

         The following tables summarize selected quarterly data of IVAX for the years ended December 31, 1996 and 1995:

                                             FIRST       SECOND        THIRD        FOURTH         FULL
                                            QUARTER     QUARTER      QUARTER(1)    QUARTER         YEAR
                                            --------    --------     ----------    --------     ----------
1996
----
Net revenues                                $334,045    $273,883     $ 222,720     $320,659     $1,151,307
Gross profit                                 144,475      82,805        31,007      118,652        376,939
Income (loss) before extraordinary items      35,896     (13,931)     (178,669)      (1,975)      (158,679)
Net income (loss)                             35,895     (16,003)     (178,669)      (1,975)      (160,752)
Earnings (loss) per common share:
   Earnings (loss) before
     extraordinary items                         .30        (.11)        (1.47)        (.02)         (1.31)
   Net earnings (loss)                           .30        (.13)        (1.47)        (.02)         (1.33)
Cash dividends per share                        --           .05          --           --              .05

1995
----

Net revenues                                $281,080    $306,684     $ 310,212     $361,790     $1,259,766
Gross profit                                 119,718     129,835       126,743      147,434        523,730
Income before extraordinary items             23,303      28,125        27,582       35,791        114,801
Net income                                    23,357      28,105        27,582       35,791        114,835
Earnings per common share:
   Earnings before extraordinary
     items                                       .20         .24           .23          .30            .96
   Net earnings (loss)                           .20         .24           .23          .30            .96
Cash dividends per share                        --           .04          --            .04            .08

---------------------
(1) The third  quarter  of 1996  includes  restructuring  costs and asset  write-downs  of  $13,642  and  $104,341, respectively.


(14) SUBSEQUENT EVENTS:

         In January 1997, IVAX announced the recall in the United States of the generic pharmaceutical cefaclor as a result of the recall of the raw material used to manufacture the generic drug by the raw material supplier. The Company is presently seeking approval for an alternate source of raw material, but can not predict when it will be in a position to re-commence the manufacture and sale of cefaclor. The Company does not believe the recall will have a material impact on its results of operations due to cefaclor's limited contribution to gross profit. The Company received a cash settlement from the raw material supplier which the Company believes approximates its liability relating to the recall.

         On March 5, 1997, individuals purporting to be shareholders of IVAX filed a class action complaint in federal court against IVAX and certain officers. The plaintiffs seek to act as representatives of a class consisting of all persons who purchased IVAX common stock or call options during the period from September 30, 1996 through November 11, 1996. The complaint alleges a claim for violation of federal securities law and for negligent misrepresentation. The complaint alleges that defendants made untrue statements of material fact and omitted to state material facts necessary to make statements made not misleading in a September 30, 1996 press release regarding IVAX' earnings outlook for the third quarter of 1996. The complaint seeks unspecified compensatory damages, pre-judgment interest, attorneys' fees and litigation costs. IVAX intends to vigorously defend the lawsuit. The outcome of the lawsuit cannot be predicted but, if determined adversely to IVAX, would likely have a material adverse effect on IVAX' financial position and results of operations.

         On March 20, 1997, IVAX announced that Bergen unilaterally terminated the proposed merger between IVAX and Bergen. On March 21, 1997, Bergen filed a lawsuit against IVAX in federal court alleging, among other things, various breaches of the merger agreement. IVAX does not believe that Bergen had a legal right to terminate the merger agreement and intends to defend the suit vigorously and pursue a counterclaim for breach of the merger agreement by Bergen.

                                                                     SCHEDULE II

                        IVAX CORPORATION AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                       THREE YEARS ENDED DECEMBER 31, 1996
                                 (In thousands)


                                     BALANCE AT      CHARGED TO
                                      BEGINNING       COST AND                                    BALANCE AT
           DESCRIPTION                 OF YEAR        EXPENSES           OTHER       DEDUCTIONS   END OF YEAR
                                   -------------     ----------      ------------    ----------   -----------

ALLOWANCES FOR DOUBTFUL ACCOUNTS

   Year ended December 31, 1996    $      14,260      $  42,638      $   1,062 (A)    $ 21,602     $  36,358
                                   =============      =========      =========        ========     =========


   Year ended December 31, 1995    $      10,940      $   5,848      $      28 (B)    $  2,556     $  14,260
                                   =============      =========      =========        ========     =========


   Year ended December 31, 1994    $       7,803      $   4,671      $   4,681 (C)    $  6,215     $  10,940
                                   =============      =========      =========        ========     =========

-----------------------

(A) Includes additions to the accounts receivable allowances as a result of the acquisition of Elvetium.
(B) Includes additions to the accounts receivable allowances as a result of the acquisition of ImmunoVision, Inc.
(C) Includes additions to the accounts receivable allowances as a result of the acquisition of Galena a.s.

                               INDEX TO EXHIBITS

                                                                    SEQUENTIALLY
EXHIBIT                                                                NUMBERED
NUMBER        DESCRIPTION                                                PAGE
-------       -----------                                           ------------

 10.11 Employment Agreement, dated March 4, 1997, between IVAX Corporation and Robert C. Strauss

 11.1         Computation of earnings per share.

 21.1         Subsidiaries of IVAX Corporation.

 23.1         Consent of Arthur Andersen LLP

 27           Financial Data Schedule