Form 10-Q
period 1997-03-31
IVAX CORP /DE
filed 1997-05-15
CIK 772197

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                         Commission File Number 1-09623

                                IVAX CORPORATION

                FLORIDA                                  16-1003559
--------------------------------                      ------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

        4400 BISCAYNE BOULEVARD, MIAMI, FLORIDA                 33137
   --------------------------------------------------------------------
    (Address of principal executive offices)                (Zip Code)

                                 (305) 575-6000
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES   X         NO ___

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               121,485,701 SHARES OF COMMON STOCK, $.10 PAR VALUE, OUTSTANDING AS OF APRIL 30, 1997


                                IVAX CORPORATION

                                      INDEX

PART I - FINANCIAL INFORMATION                                                     PAGE NO.
                                                                                   --------
     Item 1 - Financial Statements

              Condensed Consolidated Balance Sheets as of March 31, 1997
              and December 31, 1996                                                  2

              Condensed Consolidated Statements of Operations
              for the three months ended March 31, 1997 and 1996                     3

              Condensed Consolidated Statements of Cash Flows
              for the three months ended March 31, 1997 and 1996                     4

              Notes to Condensed Consolidated Financial Statements                   5

     Item 2 - Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                  8

PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings                                                     13

     Item 6 - Exhibits and Reports on Form 8-K                                      14




PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                        IVAX CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                  MARCH 31,       DECEMBER 31,
                                                                                    1997              1996
                                                                                 (UNAUDITED)       (AUDITED)
                                                                                 -----------      -----------
                               ASSETS
Current assets:
     Cash and cash equivalents                                                  $      74,812    $      80,806
     Accounts receivable, net                                                         207,912          257,922
     Inventories                                                                      271,124          288,987
     Other current assets                                                             136,579          132,320
                                                                                -------------    -------------
         Total current assets                                                         690,427          760,035

Property, plant and equipment, net                                                    423,538          414,711
Cost in excess of net assets of acquired companies, net                                50,642           51,502
Patents, trademarks, licenses and other intangibles, net                               47,881           48,091
Other                                                                                 125,945          120,975
                                                                                -------------    -------------
         Total assets                                                           $   1,338,433    $   1,395,314
                                                                                =============    =============

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Loans payable                                                              $       6,445    $       5,027
     Current portion of long-term debt                                                  5,741            5,860
     Accounts payable                                                                  77,556           84,282
     Accrued income taxes payable                                                      18,934           16,393
     Accrued expenses and other current liabilities                                   108,501          113,200
                                                                                -------------    -------------
         Total current liabilities                                                    217,177          224,762

Long-term debt, net of current portion                                                411,982          443,424

Other long-term liabilities                                                            17,073           17,432

Minority interest                                                                      14,971           14,568

Shareholders' equity:
     Common stock, $.10 par value, authorized 250,000 shares,
         issued and outstanding 121,483 shares (121,476 in 1996)                       12,148           12,148
     Capital in excess of par value                                                   515,080          515,070
     Retained earnings                                                                153,021          160,960
     Cumulative translation adjustment and other                                       (3,019)           6,950
                                                                                -------------    -------------
         Total shareholders' equity                                                   677,230          695,128
                                                                                ------------     -------------
         Total liabilities and shareholders' equity                             $   1,338,433    $   1,395,314
                                                                                =============    =============


    The accompanying Notes to Condensed Consolidated Financial Statements are
                    an integral part of these balance sheets.


                        IVAX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

THREE MONTHS ENDED MARCH 31,
(In thousands, except per share data)                                                 1997             1996
                                                                                -------------    -------------
NET REVENUES                                                                    $     284,550    $     334,045

COST OF SALES                                                                         182,985          189,570
                                                                                -------------    -------------

     Gross Profit                                                                     101,565          144,475
                                                                                -------------    -------------

OPERATING EXPENSES:
     Selling                                                                           53,080           50,965
     General and administrative                                                        36,854           28,498
     Research and development                                                          16,873           16,522
     Amortization of intangible assets                                                  2,006            2,563
     Merger expenses                                                                    2,095              184
                                                                                -------------    -------------

     Total operating expenses                                                         110,908           98,732
                                                                                -------------    -------------

     Income (loss) from operations                                                     (9,343)          45,743

OTHER INCOME (EXPENSE):
     Interest income                                                                      668              321
     Interest expense                                                                  (7,819)          (5,691)
     Other income, net                                                                  6,806            3,840
                                                                                -------------    -------------

                                                                                         (345)          (1,530)
                                                                                -------------    -------------

     Income (loss) before income taxes, minority
         interest and extraordinary item                                               (9,688)          44,213

PROVISION (BENEFIT) FOR INCOME TAXES                                                   (3,221)           6,133
                                                                                -------------    -------------

     Income (loss) before minority interest and
         extraordinary item                                                            (6,467)          38,080

MINORITY INTEREST                                                                      (1,472)          (2,184)
                                                                                -------------    -------------

     Income (loss) before extraordinary item                                           (7,939)          35,896

     Extraordinary item, net of taxes                                                       -               (1)
                                                                                -------------    -------------

NET INCOME (LOSS)                                                               $      (7,939)   $      35,895
                                                                                =============    =============

EARNINGS (LOSS) PER COMMON SHARE:

       Earnings (loss) before extraordinary item                                $        (.07)   $         .30
       Extraordinary item                                                                   -                -
                                                                                -------------    -------------
       Net earnings (loss)                                                      $        (.07)   $         .30
                                                                                =============    =============

WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING:                                                       121,479          121,379
                                                                                =============    =============



  The accompanying Notes to Condensed Consolidated Financial Statements are an
                       integral part of these statements.

                        IVAX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

THREE MONTHS ENDED MARCH 31,                                                           1997            1996
(In thousands)                                                                      ------------   ----------
Cash flows from operating activities:
    Net income (loss)                                                           $      (7,939)   $      35,895
    Adjustments to reconcile net income (loss) to net cash
       provided by (used for) operating activities:
       Depreciation and amortization                                                   13,631           13,669
       (Benefit) provision for deferred taxes                                          (6,852)               5
       Provision for allowances for doubtful accounts                                   3,234              762
       Losses (gains) on sale of long-term assets                                         558             (105)
       Minority interest                                                                1,472            2,184
       Changes in assets and liabilities:
          Decrease (increase) in accounts receivable                                   41,653          (45,550)
          Decrease (increase) in inventories                                           13,125          (21,621)
          Increase in other current assets                                             (5,442)          (4,100)
          Decrease in other assets                                                      3,328              189
          (Decrease) increase in accounts payable, accrued expenses
              and other current liabilities                                            (4,635)           2,741
          Decrease in other long-term liabilities                                        (249)          (2,826)
       Other, net                                                                        (264)            (950)
                                                                                -------------    -------------

          Net cash provided by (used for) operating activities                         51,620          (19,707)
                                                                                -------------    -------------

Cash flows from investing activities:
    Capital expenditures, net of sales proceeds                                       (15,283)         (20,179)
    Acquisitions of patents, trademarks, licenses,
       and other intangibles, net of sales proceeds                                    (1,601)            (758)
    Acquisition of manufacturing facility and other                                   (10,627)               -
    Other, net                                                                            (25)          (2,006)
                                                                                -------------    -------------

          Net cash used for investing activities                                      (27,536)         (22,943)
                                                                                -------------    -------------

Cash flows from financing activities:
    Payments on long-term debt and loans payable                                      (54,740)         (37,552)
    Borrowings on long-term debt and loans payable                                     26,992           60,708
    Issuance of common stock                                                               10           10,509
                                                                                -------------    -------------

          Net cash (used for) provided by financing activities                        (27,738)          33,665
                                                                                -------------    -------------

Effect of exchange rate changes on cash                                                (2,340)           2,190
                                                                                -------------    -------------

Net decrease in cash and cash equivalents                                              (5,994)          (6,795)

Cash and cash equivalents at the beginning of the year                                 80,806           14,720
                                                                                -------------    -------------

Cash and cash equivalents at the end of the period                              $      74,812    $       7,925
                                                                                =============    =============

Supplemental disclosures:

    Interest paid                                                               $       6,868    $       2,384
                                                                                =============    =============

    Income tax payments                                                         $       1,003    $       3,539
                                                                                =============    =============


  The accompanying Notes to Condensed Consolidated Financial Statements are an
                       integral part of these statements.

                        IVAX CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)
                                   (Unaudited)

(1) GENERAL:

         In management's opinion, the accompanying unaudited condensed consolidated financial statements of IVAX Corporation and subsidiaries ("IVAX") contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of IVAX as of March 31, 1997, and the results of its operations for the three months ended March 31, 1997 and 1996. The results of operations and cash flows for the three months ended March 31, 1997 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 1997.

         The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in IVAX' Annual Report on Form 10-K for the year ended December 31, 1996.

         The accounting policies followed for interim financial reporting are the same as those disclosed in Note 2 of the Notes to Consolidated Financial Statements included in IVAX' Annual Report on Form 10-K for the year ended December 31, 1996.

         Certain amounts presented in the condensed consolidated financial statements for prior periods have been reclassified for comparative purposes.

(2) EARNINGS (LOSS) PER SHARE:

         Earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common and dilutive common equivalent shares outstanding for each period. Common stock equivalents include the dilutive effect of all outstanding stock options and warrants using the treasury stock method.

         Statement of Financial Accounting Standards ("SFAS") No. 128, EARNINGS PER SHARE, requires the disclosure of "basic" and "diluted" earnings per share for periods ending after December 15, 1997. The computation under SFAS No. 128 differs from the computation of primary and fully diluted earnings per share under Accounting Principles Board ("APB") Opinion No. 15 primarily in the manner in which potential common stock (that is, securities such as options, warrants, convertible securities, or contingent stock agreements) is treated. Basic earnings per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. In the computation of diluted earnings per share, the weighted-average number of common shares outstanding is adjusted for the effect of all dilutive potential common stock.

         Basic and diluted earnings per share computed in accordance with SFAS No. 128 for the quarters ended March 31, 1997 and 1996 do not differ from the primary earnings per share reported in the accompanying consolidated statements of operations. Both diluted earnings per share computed in accordance with SFAS No. 128 and fully diluted earnings per share computed under APB Opinion No. 15 are not dilutive for periods presented.

(3) INCOME TAXES:

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

         The provision (benefit) for income taxes consists of the following:

Three Months Ended March 31,                     1997              1996
                                            --------------    -------------

Current:
     United States                          $            -    $      (6,413)
     Foreign, including Puerto Rico
       and U.S. Virgin Islands                       3,631           12,541
Deferred                                            (6,852)               5
                                            --------------    -------------
Provision (benefit) for income taxes        $       (3,221)   $       6,133
                                            ==============    =============

         As of March 31, 1997, a net deferred tax asset aggregating $107,838 ($90,417 and $17,421 domestic and foreign, respectively) is included in other current assets and liabilities and other assets and other long-term liabilities in the accompanying condensed consolidated balance sheet. Realization of the net deferred tax asset is dependent upon generating sufficient future taxable income. Although realization is not assured, management believes it is more likely than not that the net deferred tax asset will be realized based upon estimated future taxable income and, accordingly, no valuation allowances in addition to those existing at December 31, 1996 were deemed necessary at March 31, 1997. Management's estimates of future taxable income are subject to revision due to, among other things, regulatory and competitive factors affecting the generic pharmaceutical industry. Such factors are further discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in IVAX' Annual Report on Form 10-K for the year ended December 31, 1996.

          At March 31, 1997, an estimated refund of federal income taxes paid in prior years and available in the carry-back period of $52,495 is included in other current assets in the accompanying condensed consolidated balance sheet.

(4) MERGERS:

         On March 20, 1997, IVAX announced that Bergen Brunswig Corporation ("Bergen") unilaterally terminated the proposed merger between IVAX and Bergen. On March 21, 1997, Bergen filed a lawsuit against IVAX in federal court alleging, among other things, various breaches of the merger agreement. IVAX does not believe that Bergen had a contractual right to terminate the merger agreement, intends to defend the suit vigorously, and has filed a counterclaim for breach of the merger agreement by Bergen. Included in the accompanying condensed consolidated statement of operations for the quarter ended March 31, 1997 are $2,095 of merger expenses related to the terminated merger.

(5) OTHER INCOME, NET:

         In January 1997, IVAX announced the recall in the United States of the generic pharmaceutical product cefaclor as a result of the recall by the raw material supplier of the raw material used to manufacture the product. The Company is presently seeking approval for an alternate source of raw material, but can not predict when, if ever, it will be in position to re-commence the manufacture and sale of cefaclor. The Company does not believe that the recall will have a material impact on its future results of operations due to cefaclor's limited contribution to gross profit. In March 1997, the Company received a payment as settlement from the raw material supplier relating to the recall. Management evaluated its existing reserves for returns of cefaclor from its customers at March 31, 1997, and, as a result, $4,000 of the settlement payment was recognized in income and is included in other income, net in the accompanying condensed consolidated statement of operations for the quarter ended March 31, 1997.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in IVAX' Annual Report on Form 10-K for the year ended December 31, 1996 and the Condensed Consolidated Financial Statements and the related Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q. Except for historical information contained herein, the matters discussed below are forward looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting IVAX' operations, markets, products and prices, and other factors discussed elsewhere in this report and the documents filed by IVAX with the Securities and Exchange Commission ("SEC").

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 1997 COMPARED TO THE QUARTER ENDED MARCH 31, 1996

         IVAX reported a net loss of $7.9 million for the quarter ended March 31, 1997, compared to net income of $35.9 million for the quarter ended March 31, 1996. Net loss per common share was $.07 for the first quarter of 1997 compared to $.30 in net earnings per common share reported for the first quarter of 1996.

NET REVENUES AND GROSS PROFIT BY BUSINESS SEGMENT:
(In thousands)

Three Months Ended March 31,                                  1997                                1996
                                                 -------------------------------    -------------------------------
                                                       NET             GROSS              NET             GROSS
                                                   REVENUES            PROFIT         REVENUES            PROFIT
                                                 -------------    --------------    ---------------  --------------
Pharmaceuticals                                  $     163,672    $       55,172    $     212,130    $       99,384
Intravenous products                                    82,593            28,968           83,203            26,828
Other operations                                        39,107            17,425           39,244            18,263
Intersegment eliminations                                 (822)                -             (532)                -
                                                 -------------    --------------    -------------    --------------
     Total                                       $     284,550    $      101,565    $     334,045    $      144,475
                                                 =============    ==============    =============    ==============

         Net revenues for the first quarter of 1997 totaled $284.6 million, a decrease of $49.6 million, or 14.8%, compared to the same period of the prior year. Gross profit in the first quarter of 1997 decreased $42.9 million, or 29.7%, from the same period of the prior year. Gross profit was $101.6 million (35.7% of net revenues) for the first quarter of 1997, compared to $144.5 million (43.3% of net revenues) for the first quarter of 1996.

         Net revenues of IVAX' pharmaceutical operations decreased $48.5 million, or 22.8%, in comparison to the first quarter of 1996. An increase of $9.5 million in net revenues of IVAX' international pharmaceutical operations was more than offset by a decrease of $58.0 million in net revenues of IVAX' domestic pharmaceutical operations.

         Domestic pharmaceutical net revenues totaled $76.2 million for the first quarter of 1997, compared to $134.2 million for the same period of the prior year. The $58.0 million, or 43.2%, decrease in net revenues of the domestic pharmaceutical operations was primarily due to lower sales volumes, and, to a lesser extent, decreased prices of certain generic products and higher sales returns and allowances, partially offset by an increase in net revenues generated by certain new generic and proprietary products manufactured by IVAX and introduced into the market over the past twelve months. The lower sales volume and decreased prices primarily related to IVAX' albuterol metered dose inhaler approved for marketing and launched during the fourth quarter of 1995 and first quarter of 1996.

         During the first quarter of 1997 and 1996, the Company's domestic generic pharmaceutical business provided reserves which reduced gross sales by $36.2 million and $29.7 million, respectively (which includes reserves for expected inventory credits and returns of $16.0 million and $7.7 million, respectively). At March 31, 1997 and December 31, 1996, these reserves totaled $90.2 million and $98.2 million, respectively (which includes reserves for expected inventory credits and returns of $45.7 million and $65.9 million, respectively).

         IVAX' international pharmaceutical operations generated net revenues of $87.4 million in the first quarter of 1997, compared to $77.9 million for the same quarter of the prior year. The $9.5 million, or 12.2%, increase in international pharmaceutical net revenues was primarily due to increased volume for both generic and branded products.

         The gross profit percentage of IVAX' pharmaceutical operations decreased from 46.9% in the first quarter of 1996 to 33.7% in the first quarter of 1997. The decline in gross profit percentage of IVAX' pharmaceutical operations is primarily due to price declines for United States generic drugs and the higher levels of customer inventory credits and reserves for expected returns relating to the United States generic pharmaceutical operations. Significantly lower prices in the United States of the generic pharmaceutical product albuterol metered dose inhaler also contributed to the reduction in gross profit percentage.

         The intravenous products division generated net revenues of $82.6 million during the first quarter of 1997, a decrease of $.6 million from the same quarter of 1996. The decrease in net revenues was primarily due to decreased sales volume and pricing of biomedical and pharmacy equipment, lower sales volume of specialty nutrition solutions, and lower licensing fees partially offset by increased sales volume and pricing for basic nutrition sets and solutions. The gross profit percentage of the intravenous products division increased from 32.2% for the first quarter of 1996 to 35.1% for the same period in 1997. The $2.1 million increase in gross profit and the increase in the gross profit percentage were primarily due to licensing income and more efficient utilization of production facilities.

         Net revenues and gross profit of IVAX' personal care products, diagnostics and specialty chemicals operations, excluding intersegment eliminations, collectively represent 13.7% and 17.2%, respectively, of consolidated net revenues and consolidated gross profit for the first quarter of 1997. Combined net revenues decreased $.1 million compared with the first quarter of 1996, primarily due to the lower net revenues of the personal care products and diagnostics operations, partially offset by higher net revenues in the specialty chemicals operations. Combined gross profit decreased $.8 million primarily due to lower gross profit in the personal care products and diagnostics operations partially offset by higher gross profit in the specialty chemicals operations.

OPERATING EXPENSES BY BUSINESS SEGMENT:
(In thousands)

                                            GENERAL          RESEARCH     AMORTIZATION
                                               AND               AND             OF         MERGER
                           SELLING      ADMINISTRATIVE    DEVELOPMENT      INTANGIBLES    EXPENSES          TOTAL
                          -----------   --------------    -------------   ------------   -----------    -----------
1997 FIRST QUARTER
Pharmaceuticals           $    28,773   $       19,658    $      11,537   $        905   $         -    $    60,873
Intravenous products           12,842            6,479            4,357            663             -         24,341
Other operations               11,465            3,748              979            425             -         16,617
Corporate and other                 -            6,969                -             13         2,095          9,077
                          -----------   --------------    -------------   ------------   -----------    -----------
         Total            $    53,080   $       36,854    $      16,873   $      2,006   $     2,095    $   110,908
                          ===========   ==============    =============   ============   ===========    ===========

1996 FIRST QUARTER
Pharmaceuticals           $    25,765   $       14,682    $      11,146   $        750   $        71    $    52,414
Intravenous products           13,845            5,168            4,308            993             -         24,314
Other operations               11,355            3,743            1,068            820             -         16,986
Corporate and other                 -            4,905                -              -           113          5,018
                          -----------   --------------    -------------   ------------   -----------    -----------
         Total            $    50,965   $       28,498    $      16,522   $      2,563   $       184    $    98,732
                          ===========   ==============    =============   ============   ===========    ===========

         Selling expenses totaled $53.1 million (18.7% of net revenues) for the first quarter of 1997, compared to $51.0 million (15.3% of net revenues) for the first quarter of 1996. The $2.1 million increase was primarily due to increased sales and marketing expenses associated with the marketing of IVAX' branded products, partially offset by lower sales and marketing expenses for the intravenous division.

         General and administrative expenses totaled $36.9 million (13.0% of net revenues) for the first quarter of 1997, compared to $28.5 million (8.5% of net revenues) for the first quarter of 1996. The $8.4 million increase was primarily attributable to higher occupancy expenses in the international pharmaceutical operations, higher bad debt expense in the domestic pharmaceutical operations, and increases in insurance, legal and salary costs at corporate and other. Higher salary and benefit costs at the intravenous division in the first quarter of 1997 as compared to the same period in 1996, also contributed to the increase.

         Research and development expenses for the first quarter of 1997 increased $.4 million, or 2.1%, compared to the first quarter of 1996, to a total of $16.9 million. Expenditures by IVAX' pharmaceutical operations represented 68.4% of the total research and development expenses for the first quarter of 1997. The future level of research and development expenditures will depend on, among other things, the outcome of clinical testing of products under development, delays or changes in government required testing and approval procedures, technological and competitive developments, and strategic marketing decisions.

         Merger expenses increased $1.9 million in the first quarter of 1997 as compared to the same period in the prior year as a result of higher merger costs relating to the terminated proposed merger with Bergen Brunswig Corporation.

         Other income, net increased $3.0 million from the first quarter of 1996, primarily due to the recognition of $4.0 million in income in the first quarter of 1997 resulting from management's evaluation of its existing reserves at March 31, 1997 for returns of the generic pharmaceutical product cefaclor from its customers. The increase in interest expense is associated with higher debt levels.

         In January 1997, IVAX announced the recall in the United States of the generic pharmaceutical product cefaclor as a result of the recall by the raw material supplier of the raw material used to manufacture the generic drug. The Company is presently seeking approval for an alternate source of raw material, but can not predict when, if ever, it will be in position to re-commence the manufacture and sale of cefaclor. The Company does not believe that the recall will have a material impact on its results of operations due to cefaclor's limited contribution to gross profit.

CURRENCY FLUCTUATIONS

         For the quarters ended March 31, 1997 and 1996, approximately 34% and 25%, respectively, of IVAX' net revenues were attributable to operations which principally generated revenues in currencies other than the United States dollar. Fluctuations in the value of foreign currencies relative to the United States dollar impact the reported results of operations for IVAX. If the United States dollar weakens relative to the foreign currency, the earnings generated in the foreign currency will, in effect, increase when converted into United States dollars and vice versa. As a result of exchange rate differences, net revenues increased by approximately $2.5 million for the quarter ended March 31, 1997, as compared to the quarter ended March 31, 1996.

INCOME TAXES

         IVAX recognized a $3.2 million tax benefit for the quarter ended March 31, 1997. The tax benefit resulted from domestic losses benefited at the prevailing federal and state statutory rates which exceeded foreign income taxed at the prevailing generally lower foreign rates.

         At March 31, 1997, IVAX has recorded a net deferred tax asset aggregating $107.8 million. Realization of this asset is dependent upon generating sufficient future taxable income. Although realization is not assured, management believes it is more likely than not that the deferred tax asset will be realized based upon estimated future taxable income and, accordingly, no valuation allowances in addition to those existing at December 31, 1996 were deemed necessary at March 31, 1997. Management's estimates of future taxable income are subject to revision due to, among other things, regulatory and competitive factors affecting the generic pharmaceutical industry. Such factors are further discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in IVAX' Annual Report on Form 10-K for the year ended December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1997, IVAX' working capital was approximately $473.3 million, compared to $535.3 million at December 31, 1996. Cash and cash equivalents totaled $80.8 million at December 31, 1996, as compared to $74.8 million at March 31, 1997 and $7.9 million at March 31, 1996.

         Net cash of $51.6 million was provided by operating activities during the first quarter of 1997, compared to $19.7 million in cash used for operating activities during the first quarter of 1996. The increase in cash provided by operating activities, as compared to the first quarter of 1996, was primarily the result of increased cash collections in the first quarter of 1997 as compared to the first quarter of 1996 on receivables in the domestic generic pharmaceutical operations.

         Net cash of $27.5 million was used for investing activities during the first quarter of 1997 as compared to $22.9 million for the same period of the prior year. The $4.9 million decrease in capital expenditures was primarily attributable to management focusing on reducing capital expenditures in the first quarter of 1997 due to spending constraints imposed by the revolving credit facility. During the first quarter of 1997, IVAX purchased a pharmaceutical manufacturing facility in Kirkland, Canada for $10.5 million.

         Net cash of $27.7 million was used for financing activities during the first quarter of 1997, compared to $33.7 million provided by financing activities in the same period of the prior year, primarily reflecting a net reduction in amounts outstanding under the revolving credit facility.

         To date, IVAX has incurred approximately $26.7 million in capital expenditures in developing its Duplex(TM) drug delivery system, a proprietary system for medications administered intravenously, and expects to commit approximately $24.2 million in additional capital expenditures relating to the design, manufacture, and installation of equipment needed to manufacture the system. The marketing of pharmaceutical products in the Duplex(TM) system requires approval of the FDA. No assurance can be given that IVAX will be able to successfully complete the development of the Duplex(TM) system or that required regulatory approvals will be obtained and, accordingly, a risk exists that the current and future capitalized costs associated with the equipment required to manufacture the system could be impaired.

         IVAX' principal sources of short term liquidity are borrowings under the credit facility and internally generated funds. In addition, during May 1997, IVAX expects to receive an approximate $52.5 million refund of federal income taxes paid in prior years. IVAX believes its short term financing needs will be satisfied by these sources. The availability of the credit facility is subject to IVAX' continued compliance with the financial and other covenants contained in the credit agreement, including a covenant requiring minimum levels of earnings before interest expense, income taxes, depreciation and amortization on a quarterly basis. IVAX' ability to satisfy these covenants will depend on its quarterly results which are subject to the risks discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in IVAX' Annual Report on Form 10-K for the year ended December 31, 1996. If IVAX does not satisfy the credit agreement covenants in future periods, the lenders have the right, among other things, to require immediate repayment of all outstanding indebtedness and to prohibit future borrowings under the credit facility. If the lenders require repayment of such indebtedness, IVAX would be compelled to seek alternative sources of financing to satisfy its obligations. Finding an alternative source of financing may involve a significant amount of time, and no assurance can be given that the terms of alternative financing would be available, if at all, on the same or similar terms as the existing credit facility. If IVAX were unable to obtain satisfactory alternative financing, IVAX may be required to sell assets in order to meet its obligations to its lenders. For the long term, IVAX believes it will be able to obtain long term capital and financing to the extent necessary. Such capital may be obtained, in part, from the disposition of certain non-strategic assets.

PART II -- OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

         On April 21, 1997, individuals purporting to be shareholders of IVAX filed a class action complaint styled FAUSTO POMBAR V. IVAX CORPORATION, PHILLIP FROST AND MICHAEL W. FIPPS against IVAX, its chairman and its chief financial officer in the United States District Court for the Southern District of Florida. Plaintiffs seek to act as representatives of a class consisting of all persons who purchased IVAX common stock or call options during the period from August 2, 1996 through November 11, 1996, inclusive. The complaint alleges claims for violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 and for negligent misrepresentation. The complaint alleges, among other things, that during the class period defendants made untrue statements of material fact and omitted to state material facts necessary to make statements made not misleading in its statements to the public, including in a September 30, 1996 press release regarding IVAX's forecasted earnings for the third quarter of 1996. The complaint seeks unspecified compensatory damages, interest, attorneys' fees, costs of suit and unspecified other and further relief from the court.

         On April 18, 1997, Eli Lilly & Company ("Lilly") filed a complaint in the United States District Court for the District of New Jersey styled ELI LILLY AND COMPANY V. ROUSSEL CORP., ET AL against various defendants, including Zenith Goldline Pharmaceuticals, Inc. and Zenith Laboratories, Inc. (collectively "Zenith"). With respect to Zenith, the complaint asserts claims for violation of the Lanham Act, unfair competition under New Jersey state law, common law unfair competition and unjust enrichment. Also named as defendants are Roussel Corporation, Roussel UCLAF Holdings Corporation, Roussel UCLAF S.A., Hoechst Marion Roussel North America, and Biochimica Opos S.p.A. (collectively, the "Roussel Defendants"), The Rugby Group, Inc., and Rugby Laboratories, Inc. (collectively, "Rugby"), and American Home Products Corporation and American Cyanamid Company (collectively, the "American Home Defendants"). The claims asserted against the American Home Defendants and Rugby are essentially the same as those asserted against Zenith. Additional claims are asserted against the Roussel Defendants, including fraud, negligent misrepresentation, common law conspiracy, tortuous interference with business relations, and violations of both the federal and state Racketeer Influenced And Corrupt Organizations Acts.

         All of the asserted claims arise out of what Lilly contends were fraudulent misrepresentations to Lilly and the Food and Drug Administration ("FDA") by Biochimica Opos S.p.A. ("Opos"), Zenith's supplier of cefaclor raw material, regarding the methods utilized by Opos to manufacture bulk cefaclor and the location of the manufacturing facility of such cefaclor. According to Lilly, through these alleged misrepresentations, Opos fraudulently obtained approval from FDA to market bulk cefaclor in the United States. The claims asserted against Zenith are predicated on Zenith's sale in the United States of retail dosage units of cefaclor manufactured using Opos' bulk cefaclor. Lilly alleges that Zenith, in marketing and selling retail dosage units of cefaclor manufactured from Opus' bulk cefaclor, allegedly used false and misleading descriptions and representations regarding Zenith's cefaclor product. The relief sought by Lilly against Zenith, jointly and severally with the American Home Defendants and Rugby, is an accounting to Lilly for any and all profits derived by Zenith from the sale of cefaclor and an award of damages to Lilly, in an unspecified amount, allegedly sustained by Lilly as a result of Zenith's alleged acts of misrepresentation and unfair competition. Lilly further seeks an award of treble damages and litigation costs, including attorneys' fees and interest. Under its unjust enrichment claim, Lilly seeks restitution in an unspecified amount against Zenith, jointly and severally with the other defendants.

         With respect to the case styled HARVEY M. JASPER RETIREMENT TRUST AND HARVEY M. JASPER INDIVIDUAL RETIREMENT ACCOUNT ET AL. VS. IVAX CORPORATION AND PHILLIP FROST ET AL., previously reported in IVAX'

Form 10-K for the year ended December 31, 1996, on April 28, 1997, the parties executed a definitive Stipulation of Settlement pursuant to which they agreed to settle the action in its entirety in exchange for the payment by defendants and their insurers of $7.5 million. The settlement is contingent upon, among other things, court approval after all class members have been given notice of the proposed settlement and an opportunity to be heard. On May 7, 1997, the court entered an order preliminarily approving the settlement and, among other things, establishing procedures for giving notice to the class, filing of objections to the settlement or requests for exclusion from the class, and establishing a hearing date for final approval of the settlement.

         With respect to the case styled BERGEN BRUNSWIG CORPORATION VS. IVAX CORPORATION, previously reported in IVAX' Annual Report on Form 10-K for the year ended December 31, 1996, on May 5, 1997, IVAX filed a counterclaim against Bergen Brunswig for breach of the merger agreement seeking damages, attorney's fees and litigation costs.

         IVAX intends to defend the Pombar, Bergen, and Lilly lawsuits vigorously, but their respective outcomes cannot be predicted. Any of such lawsuits, if determined adversely to IVAX, could have a material adverse effect on IVAX' financial position and results of operations. IVAX' ultimate liability with respect to these lawsuits is not presently determinable.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         10.1     IVAX Corporation 1997 Executive Retention Plan

         10.2 Supplement to IVAX Corporation 1997 Executive Retention Plan for Robert C. Strauss

         10.3 Form of Supplement to IVAX Corporation 1997 Executive Retention Plan for Samuel Broder, Michael Fipps, Jane Hsiao, and Norwick B.H. Goodspeed.

         11       Computation of Earnings (Loss) Per Share

         27       Financial Data Schedule

         99.1 Press release dated May 6, 1997 announcing 1997 first quarter earnings.

(b)      REPORTS OF FORM 8-K

                  On March 27, 1997, IVAX filed a Current Report of Form 8-K relating to its March 20, 1997 announcement that Bergen Brunswig Corporation unilaterally terminated the merger agreement between the parties and filed a lawsuit against IVAX.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   IVAX CORPORATION

         Date:  May 14, 1997       By: /S/ MICHAEL W. FIPPS
                                       --------------------
                                       Michael W. Fipps
                                       Senior Vice President-Finance
                                       Chief Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT NO.                 DESCRIPTION
-----------                 -----------
10.1            IVAX Corporation 1997 Executive Retention Plan

10.2 Supplement to IVAX Corporation 1997 Executive Retention Plan for Robert C. Strauss

10.3 Supplement to IVAX Corporation 1997 Executive Retention Plan for Samuel Broder, Michael Fipps, Jane Hsiao, and Norwick B.H. Goodspeed

11              Computation of Earnings (Loss) per Share

27              Financial Data Schedule

99.1 Press release dated May 6, 1997 announcing 1997 first quarter earnings.