Form 10-Q
period 1997-06-30
IVAX CORP /DE
filed 1997-08-14
CIK 772197

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

                            YES   X         NO
                                ------         --------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         121,498,071 SHARES OF COMMON STOCK, $.10 PAR VALUE, OUTSTANDING AS OF JULY 30, 1997.

                                IVAX CORPORATION

                                      INDEX

PART I - FINANCIAL INFORMATION                                          PAGE NO.
                                                                        --------

  Item 1 - Financial Statements

           Condensed Consolidated Balance Sheets as of June 30, 1997
           and December 31, 1996                                              2

           Condensed Consolidated Statements of Operations
           for the three months and six months ended June 30, 1997 and 1996   3

           Condensed Consolidated Statements of Cash Flows
           for the six months ended June 30, 1997 and 1996                    4

           Notes to Condensed Consolidated Financial Statements               5

  Item 2 - Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                             11

PART II - OTHER INFORMATION

  Item 1 - Legal Proceedings                                                 17

  Item 6 - Exhibits and Reports on Form 8-K                                  17

PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                                 IVAX CORPORATION AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                             (Unaudited)
                                           (In thousands)

                                                                                   JUNE 30,      DECEMBER 31,
                                                                                    1997           1996
                                                                                -------------    ---------
                                 ASSETS

Current assets:
    Cash and cash equivalents                                                   $      88,396    $      80,806
    Accounts receivable, net                                                          148,282          191,423
    Inventories                                                                       177,100          204,194
    Other current assets                                                               57,436          101,117
    Net assets of discontinued operations                                              93,024          398,329
                                                                                -------------    -------------
        Total current assets                                                          564,238          975,869

Property, plant and equipment, net                                                    204,868          223,312
Cost in excess of net assets of acquired companies, net                                25,571           25,998
Patents, trademarks, licenses and other intangibles, net                               27,267           28,728
Other                                                                                  71,500           73,155
                                                                                -------------    -------------
        Total assets                                                            $     893,444    $   1,327,062
                                                                                =============    =============

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Loans payable                                                               $       5,039    $       5,027
    Current portion of long-term debt                                                   1,584            5,595
    Accounts payable                                                                   51,529           58,075
    Accrued income taxes payable                                                        5,832           13,437
    Accrued expenses and other current liabilities                                     79,918           79,479
                                                                                -------------    -------------
        Total current liabilities                                                     143,902          161,613

Long-term debt, net of current portion                                                104,574          442,819

Other long-term liabilities                                                            10,961           12,934

Minority interest                                                                      14,333           14,568

Shareholders' equity:
    Common stock, $.10 par value, authorized 250,000 shares,
        issued and outstanding 121,496 shares (121,476 in 1996)                        12,150           12,148
    Capital in excess of par value                                                    515,094          515,070
    Retained earnings                                                                 105,507          160,960
    Cumulative translation adjustment and other                                       (13,077)           6,950
                                                                                -------------    -------------
        Total shareholders' equity                                                    619,674          695,128
                                                                                -------------    -------------
        Total liabilities and shareholders' equity                              $     893,444    $   1,327,062
                                                                                =============    =============

  THE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ARE AN
                     INTEGRAL PART OF THESE BALANCE SHEETS.


                                  IVAX CORPORATION AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (Unaudited)

PERIOD ENDED JUNE 30,                                    THREE MONTHS                        SIX MONTHS
(In thousands, except per share data)               1997              1996             1997              1996
                                                 -----------      -----------       -----------      --------
NET REVENUES                                     $   173,809      $   151,627       $   340,707      $    367,437

COST OF SALES                                        120,267          115,744           229,986           229,762
                                                 -----------      -----------       -----------      ------------

    Gross Profit                                      53,542           35,883           110,721           137,675
                                                 -----------      -----------       -----------      ------------
OPERATING EXPENSES:
    Selling                                           33,379           29,080            62,934            55,623
    General and administrative                        28,881           24,032            56,302            44,459
    Research and development                          13,982           13,021            25,913            24,478
    Amortization of intangible assets                    968            1,384             1,951             2,197
    Asset write-downs                                 20,500                -            20,500                 -
    Merger expenses                                      247                -             2,343               184
                                                 -----------      -----------       -----------      ------------

    Total operating expenses                          97,957           67,517           169,943           126,941
                                                 -----------      -----------       -----------      ------------

    Income (loss) from operations                    (44,415)         (31,634)          (59,222)           10,734

OTHER INCOME (EXPENSE):
    Interest income                                    1,215              157             1,873               419
    Interest expense                                  (5,275)          (3,179)          (10,920)           (5,734)
    Other income, net                                   (493)            (317)            6,587             3,802
                                                 -----------      -----------       -----------      ------------
                                                      (4,553)          (3,339)           (2,460)           (1,513)
                                                 -----------      -----------       -----------      ------------
Income (loss) from continuing operations before
    income taxes and minority interest               (48,968)         (34,973)          (61,682)            9,221
PROVISION (BENEFIT) FOR INCOME TAXES                   2,447          (13,387)             (647)           (5,864)
                                                 -----------      -------------    -----------       ------------

    Income (loss) from continuing operations
         before minority interest                    (51,415)         (21,586)          (61,035)           15,085

MINORITY INTEREST                                     (1,409)          (1,718)           (2,881)           (3,902)
                                                 -----------      -----------       -----------      ------------
    Income (loss) from continuing operations         (52,824)         (23,304)          (63,916)           11,183

    Income from discontinued operations                7,447            9,373            10,600            10,782
                                                 -----------      -----------       -----------      ------------
    Income (loss) before extraordinary items         (45,377)         (13,931)          (53,316)           21,965

    Extraordinary items - losses on
       extinguishment of debt, net of taxes           (2,137)          (2,072)           (2,137)           (2,073)
                                                 -----------      -----------       -----------      ------------
NET INCOME (LOSS)                                $   (47,514)     $   (16,003)      $   (55,453)     $     19,892
                                                 ===========      ===========       ===========      ============
EARNINGS (LOSS) PER COMMON SHARE:
    Continuing operations                        $      (.43)     $      (.19)      $      (.53)     $        .09
    Discontinued operations                              .06              .08               .09               .09
    Extraordinary items                                 (.02)            (.02)             (.02)             (.02)
                                                 -----------      -----------       -----------      -----------
       Net earnings (loss)                       $      (.39)     $      (.13)      $      (.46)     $        .16
                                                 ===========      ===========       ===========      ============
WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING:                       121,488          121,015           121,484           121,858
                                                 ===========      ===========       ===========      ============

  THE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ARE AN
                       INTEGRAL PART OF THESE STATEMENTS.



                        IVAX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

SIX MONTHS ENDED JUNE 30,                                               1997            1996
                                                                        ----            ----
(In thousands)
Cash flows from operating activities:
   Net income (loss)                                            $      (55,453)   $      19,892
   Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
       Non cash charges relating to asset write-downs                   20,500                -
       Depreciation and amortization                                    16,576           14,319
       Benefit for deferred taxes                                       (5,982)         (20,716)
       Provision for allowances for doubtful accounts                    3,046            1,467
       Losses (gains) on sale of long-term assets                          525             (567)
       Losses on extinguishment of debt                                  2,137            1,640
       Minority interest                                                 2,881            3,902
       Income from discontinued operations                             (10,600)         (10,782)
       Changes in assets and liabilities:
          Decrease (increase) in accounts receivable                    33,690           (9,318)
          Decrease (increase) in inventories                            21,326          (55,254)
          Decrease (increase) in other current assets                   44,387          (15,986)
          Decrease (increase) in other assets                              890           (1,459)
          (Decrease) increase in accounts payable, accrued
              expenses and other current liabilities                   (22,149)          25,921
          Decrease in other long-term liabilities                         (619)          (2,483)
       Other, net                                                         (840)            (760)
       Net cash provided by (used for) discontinued operations          25,089           (7,296)
                                                                 -------------    -------------
           Net cash provided by (used for) operating activities         75,404          (57,480)
                                                                 -------------    -------------
Cash flows from investing activities:
    Proceeds from divestiture                                          320,000                -
    Capital expenditures, net of proceeds from sales                   (16,856)         (24,064)
    Acquisitions of patents, trademarks, licenses
       and other intangibles, net of sales proceeds                       (739)            (719)
    Acquisitions of businesses and other, net of cash acquired         (10,500)         (12,006)

    Net cash used for discontinued operations                          (13,340)         (16,415)
                                                                 -------------    -------------
           Net cash provided by (used for) investing activities        278,565          (53,204)
                                                                 -------------    -------------
Cash flows from financing activities:
    Borrowings on long-term debt and loans payable                      46,911          485,220
    Payments on long-term debt and loans payable                      (386,882)        (310,450)
    Issuance of common stock                                                26           31,777
    Cash dividends paid                                                      -           (6,057)
    Net cash used for discontinued operations                              (93)         (87,329)
                                                                 -------------    -------------
           Net cash (used for) provided by financing activities       (340,038)         113,161
                                                                 -------------    -------------
Effect of exchange rate changes on cash                                 (6,341)            (389)
                                                                 -------------    -------------
Net increase in cash and cash equivalents                                7,590            2,088

Cash and cash equivalents at the beginning of the year                  80,806           14,720
                                                                 -------------    -------------
Cash and cash equivalents at the end of the period               $      88,396     $     16,808
                                                                 =============    =============
Supplemental disclosures:

    Interest paid                                                $      13,743     $     14,696
                                                                 =============     ============
    Income tax (refunds) payments                                $     (48,039)    $      9,775
                                                                 =============     ============

  THE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ARE AN
                       INTEGRAL PART OF THESE STATEMENTS.

                        IVAX CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                      (In thousands, except per share data)

(1) GENERAL:

         In management's opinion, the accompanying unaudited condensed consolidated financial statements of IVAX Corporation and subsidiaries ("IVAX") contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of IVAX as of June 30, 1997, and the results of its operations for the three and six months ended June 30, 1997 and 1996. The results of operations and cash flows for the six months ended June 30, 1997 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 1997.

         The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in IVAX's Annual Report on Form 10-K for the year ended December 31, 1996.

         The accounting policies followed for interim financial reporting are the same as those disclosed in Note 2 of the Notes to Consolidated Financial Statements included in IVAX's Annual Report on Form 10-K for the year ended December 31, 1996.

         Certain amounts presented in the condensed consolidated financial statements for prior period's have been reclassified to conform to the current periods presentation and as required with respect to discontinued operations.

(2) EARNINGS (LOSS) PER SHARE:

         Earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common and dilutive common equivalent shares outstanding for each period. Common stock equivalents include the dilutive effect of all outstanding stock options and warrants using the treasury stock method.

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

         Basic and diluted earnings per share computed in accordance with SFAS No. 128 for the three and six months ended June 30, 1997 and 1996 do not differ from the primary earnings per share reported in the accompanying condensed consolidated statements of operations. Both diluted earnings per share computed in accordance with SFAS No. 128 and fully diluted earnings per share computed under APB Opinion No. 15 are not dilutive for periods presented.

(3) ASSET WRITE-DOWNS:

         During the second quarter of 1997, management reevaluated the carrying value of certain long-lived assets. The reevaluation was performed, primarily, in conjunction with initiatives to further consolidate facilities of IVAX's domestic generic pharmaceutical operations in an effort to improve its efficiency. As a result of these initiatives, a $20,500 asset write-down was recognized which primarily represents an initial estimate of the minimum level of charges associated with expected losses on facility disposals. Management anticipates that it will continue to consolidate facilities and restructure its domestic generic pharmaceutical operations in an ongoing effort to improve efficiencies and operations. Accordingly, additional asset write-downs and restructuring costs may be recorded in future periods as consolidation and restructuring initiatives develop further.

         These asset write-downs were recorded in accordance with SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG LIVED ASSETS AND FOR LONG LIVED ASSETS TO BE DISPOSED OF, and are shown as asset write-downs in the accompanying condensed consolidated statements of operations. Management determined the amount of the write-downs based on various valuation techniques, including discounted cash flow analysis, independent appraisals and third party offers.

(4) INCOME TAXES:

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

         The provision (benefit) for income taxes from continuing operations consists of the following:

PERIOD ENDED JUNE 30,                                     THREE MONTHS                        SIX MONTHS
                                                      1997             1996              1997              1996
                                                 -------------    --------------    -------------     ---------
Current:
     United States                               $           -    $        5,292    $        174    $           645
     Foreign, including Puerto Rico
       and U.S. Virgin Islands                           1,479             1,931           5,161             14,207
Deferred                                                   968           (20,610)         (5,982)           (20,716)
                                                 -------------    --------------    ------------     --------------
Provision (benefit) for income taxes             $       2,447    $      (13,387)   $       (647)    $       (5,864)
                                                 =============    ==============    ============     ==============

         In the second quarter of 1997, IVAX recognized a $24,132 valuation allowance against certain deferred tax assets generated from losses incurred in the second quarter by its domestic operations. Management expects that it will also recognize additional valuation allowances related to any future deferred tax assets generated from its domestic operations until such time as sustainable operating income is achieved.

         As of June 30, 1997, a net deferred tax asset aggregating $72,484 ($55,749 and $16,735 domestic and foreign, respectively) is included in other current assets and liabilities and other assets and other long-term liabilities in the accompanying condensed consolidated balance sheet. Realization of the net deferred tax asset is dependent upon generating sufficient future taxable income which will include income from the sale of non-strategic assets. Although realization is not assured, management believes, after consideration of existing valuation allowances, it is more likely than not that the remaining net deferred tax asset will be realized. Management's estimates of future taxable income are subject to revision due to, among other things, regulatory and competitive factors affecting the generic pharmaceutical industry. Such factors are further discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in IVAX's Annual Report on Form 10-K for the year ended December 31, 1996.

(5) MERGERS:

         On March 20, 1997, IVAX announced that Bergen Brunswig Corporation ("Bergen") unilaterally terminated the proposed merger between IVAX and Bergen. On March 21, 1997, Bergen filed a lawsuit against IVAX in federal court alleging, among other things, various breaches of the merger agreement. IVAX does not believe that Bergen had a contractual right to terminate the merger agreement, intends to defend the suit vigorously, and has filed a counterclaim for breach of the merger agreement by Bergen. Included in the accompanying condensed consolidated statement of operations for the six months ended June 30, 1997 are $2,343 of merger expenses related to the terminated merger.

(6) DIVESTITURE:

         Effective May 30, 1997, IVAX sold McGaw, Inc. ("McGaw"), its intravenous division, to B. Braun of America, Inc. ("B. Braun"), a subsidiary of
B. Braun Melsungen AG, for $320,000 in cash (subject to certain post-closing adjustments), additional payments of up to $80,000 contingent upon the combined operating results of McGaw and B. Braun's principal United States operating subsidiary, and certain royalties based on sales of the Duplex(TM) drug delivery system. The Duplex(TM) system, presently in development, is a multi-compartment intravenous drug delivery system devised for drugs that have limited stability after mixing. The gain on sale and results of operations of the intravenous division were classified as part of discontinued operations for all periods presented (See Note 7, Discontinued Operations).

(7) DISCONTINUED OPERATIONS:

         During the second quarter of 1997, IVAX's board of directors determined to divest its intravenous, personal care products and specialty chemicals divisions. As a result, IVAX classified these businesses as discontinued operations, and, accordingly, has included their results of operations in income from discontinued operations in the accompanying condensed consolidated statements of operations. Results of these operations were as follows:


PERIOD ENDED JUNE 30,                                     THREE MONTHS                        SIX MONTHS
                                                     1997              1996             1997              1996
                                                 -------------    --------------    -------------    ---------
INTRAVENOUS DIVISION (THROUGH MAY 30, 1997)
   Net Revenues (1)                              $      58,041    $       84,840    $     140,634    $      168,043

   Income from operations before taxes (2)       $       1,062    $        2,573    $       3,770    $        1,970
   Income tax benefit                                      (42)           (6,783)            (427)           (8,554)
                                                 -------------    --------------    -------------    --------------
     Income from operations                      $       1,104    $        9,356    $       4,197    $       10,524
                                                 -------------    --------------    -------------    --------------
PERSONAL CARE PRODUCTS
   Net Revenues (1)                              $      19,928    $       19,627    $      38,829    $       39,058

   Income/(loss) from operations before
     taxes (2)                                   $         (45)   $        2,191    $         211    $        4,093
   Income tax provision                                     29               992              186             1,852
                                                 -------------    --------------    -------------    --------------
      Income/(loss) from operations              $         (74)   $        1,199    $          25    $        2,241
                                                 -------------    --------------    -------------    --------------
SPECIALTY CHEMICALS
   Net Revenues (1)                              $      18,070    $       18,142    $      35,050    $       34,270

   Income/(loss) from operations before
     taxes (2)                                   $         577    $       (1,470)   $         640    $       (2,750)
   Income tax provision/(benefit)                          299              (288)             401              (767)
                                                 -------------    --------------    -------------    --------------
     Income/(loss) from operations               $         278    $       (1,182)   $         239    $       (1,983)
                                                 -------------    --------------    -------------    --------------
     Sub-total income from operations            $       1,308    $        9,373    $       4,461    $       10,782
                                                 -------------    --------------    -------------    --------------
DIVESTITURE (SEE NOTE 6)
   Pre-tax gain on divestiture                   $      31,215    $            -    $      31,215    $            -
   Income tax provision on divestiture                  25,076                 -           25,076                 -
                                                 -------------    --------------    -------------    --------------
     Net gain on divestiture                     $       6,139    $            -    $       6,139    $            -
                                                 -------------    --------------    -------------    --------------
Total income from discontinued operations        $       7,447    $        9,373    $      10,600    $       10,782
                                                 =============    ==============    =============    ==============


(1) Net revenues include intersegment sales of $671 and $353 for the three months ended June 30, 1997 and 1996, respectively, and $1,493 and $880 for the six months ended June 30, 1997 and 1996, respectively.

(2) Reflects an allocation of interest expense based on the ratio of net assets of each of the discontinued businesses to IVAX's consolidated total capital. The above operating results include interest expense allocations of $2,635 and $1,344 for the three months ended June 30, 1997 and 1996, respectively, and $5,072 and $2,425 for the six months ended June 30, 1997 and 1996, respectively.

         The net assets of IVAX's remaining discontinued operations (excluding intercompany assets) at June 30, 1997, as presented in the Condensed Consolidated Balance Sheet, are as follows:


                                                         PERSONAL CARE           SPECIALTY
                                                           PRODUCTS              CHEMICALS
                                                           DIVISION              DIVISION                TOTAL
                                                         -------------           ---------            -----------
Current assets                                         $         44,655      $         21,591      $         66,246
Property, plant, and equipment, net                               5,731                 5,554                11,285
Other assets                                                     22,779                12,926                35,705
                                                       ----------------      ----------------      ----------------
    Total assets                                                 73,165                40,071               113,236
                                                       ----------------      ----------------      ----------------
Current liabilities                                               8,736                 7,446                16,182
Other liabilities                                                 1,846                 2,184                 4,030
                                                       ----------------      ----------------      ----------------
    Total liabilities                                            10,582                 9,630                20,212
                                                       ----------------      ----------------      ----------------
    Net assets of discontinued operations              $         62,583      $         30,441      $         93,024
                                                       ================      ================      ================


(8) DEBT:

         During the second quarter of 1997, IVAX utilized a portion of the proceeds from the sale of its intravenous division (See Note 6, Divestiture) to pay the $270,147 outstanding balance of its revolving credit facility which was scheduled to mature November 14, 1999. The facility was terminated in conjunction with this payment, resulting in IVAX recording an extraordinary loss of $2,137 primarily related to the write-off of deferred financing costs.

(9) CONTINGENCIES:

         With regard to the shareholder class action lawsuit filed against IVAX in September 1994, the parties executed a definitive settlement agreement in April 1997. Pursuant to the settlement agreement, the parties agreed to settle the action in its entirety in exchange for the payment by the defendant and its insurers of $7.5 million. IVAX's portion of the settlement obligation, which is not significant, was appropriately accrued at December 31, 1996, based on a memorandum of understanding with the defendants executed in January 1997. In August 1997, the court approved the settlement agreement and entered a final judgment and order of dismissal with prejudice, which provides for, among other things, the dismissal of the lawsuit with prejudice and the complete release of all defendants by all plaintiffs. Pursuant to the settlement agreement, the settlement and final judgment will be deemed final and conclusive upon the latter of (i) if no appeal or review of the final judgment is sought, on the day following the expiration of the time to appeal or petition from the final judgment; or (ii) if an appeal of the final judgment is sought, the day after such final judgment is affirmed and is no longer subject to further judicial review.

(10) COMPREHENSIVE INCOME:

         SFAS No. 130, REPORTING COMPREHENSIVE INCOME, is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. The objective of SFAS No. 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events in a period other than transactions with owners. Comprehensive income is the total of net income and all other non-owner changes in equity. Management believes that the adoption of SFAS No. 130 will not have a material impact on IVAX's consolidated financial statements, and IVAX has elected to disclose comprehensive income in the consolidated statement of shareholders' equity.

(11) SUBSEQUENT EVENTS:

         During July and August 1997, IVAX completed the sale of a significant portion of the assets of its specialty chemicals division in separate transactions with three different buyers. As part of the sales, IVAX received an aggregate of $41,800 in cash, subject to certain post closing adjustments. As a result, the inland vacuum specialty lubricants business is the only remaining business of IVAX's specialty chemicals division.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in IVAX's Annual Report on Form 10-K for the year ended December 31, 1996 and the Condensed Consolidated Financial Statements and the related Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q. Except for historical information contained herein, the matters discussed below are forward looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting IVAX's operations, markets, products and prices, and other factors discussed elsewhere in this report and the documents filed by IVAX with the Securities and Exchange Commission ("SEC").

         Results for the three and six months ending June 30, 1996 have been restated to reflect the classification of certain businesses as discontinued operations. See "Results of Operations - Discontinued Operations" for a further discussion. Additionally, the diagnostics division's results of operations, previously reported as part of the "Other operations" segment, are not disclosed as a separate segment because they are not significant.

                              RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996

         IVAX reported a loss from continuing operations of $63.9 million for the six months ended June 30, 1997, compared to income from continuing operations of $11.2 million for the six months ended June 30, 1996. The net loss for the six months ended June 30, 1997 was $55.5 million, compared to net income of $19.9 million for the same period of the prior year. Results for both periods included a $2.1 million net extraordinary loss relating to the extinguishment of debt.

         Loss per common share from continuing operations was $.53 for the six months ended June 30, 1997, compared to earnings of $.09 for the six months ended June 30, 1996. Net loss per common share was $.46 for the first half of 1997, compared to net earnings of $.16 for the same period of the prior year. The net extraordinary losses recorded in both periods relating to the early extinguishment of debt resulted in a $.02 loss per common share.

         Net revenues for the first half of 1997 totaled $340.7 million, a decrease of $26.7 million, or 7%, compared to the same period of the prior year. An increase of $29.7 million in net revenues of IVAX's international operations was more than offset by a decrease of $56.4 million in net revenues of IVAX's domestic operations.

         Domestic net revenues totaled $148.8 million for the first six months of 1997, compared to $205.2 million for the same period of 1996. The $56.4 million, or 27%, decrease in domestic net revenues was primarily attributable to lower sales volumes and prices of certain generic products. This decline was partially offset by net revenues generated by certain new generic and proprietary products manufactured by IVAX and introduced into the market over the past twelve months. The lower sales volume and decreased prices primarily relate to IVAX's albuterol metered dose inhaler, approved for marketing and launched during the fourth quarter of 1995 and first quarter of 1996. In addition, and to a lesser extent, verapamil HCl ER tablets and cefadroxil also experienced lower sales volume and decreased prices as a result of increased competition.

         During the first six months of 1997 and 1996, the Company's domestic generic pharmaceutical business provided reserves which reduced gross sales by $69.5 million and $126.5 million, respectively (which includes reserves for expected inventory credits and returns of $16.0 million and $78.4 million, respectively). At June 30, 1997 and December 31, 1996, these reserves totaled $51.8 million and $98.2 million, respectively (which includes reserves for expected inventory credits and returns of $27.5 million and $65.9 million, respectively).

         IVAX's international operations generated net revenues of $191.9 million in the first six months of 1997, compared to $162.2 million for the same period of the prior year. The $29.7 million, or 18%, increase in international net revenues was primarily due to increased volume for both generic and branded products and, to a lesser extent, the favorable impact of foreign currency fluctuations.

          Gross profit for the first half of 1997 decreased $27.0 million, or 20%, from the same period of the prior year. Gross profit was $110.7 million (32.5% of net revenues) for the first half of 1997, compared to $137.7 million (37.5% of net revenues) for the first half of 1996. The decline in gross profit percentage is primarily due to price declines, unfavorable product mix for both the domestic generic pharmaceutical business and international operations and, to a lesser extent, increased inventory obsolescence reserves at IVAX's domestic generic pharmaceutical business.

         Selling expenses totaled $62.9 million (18.5% of net revenues) for the first six months of 1997, compared to $55.6 million (15.1% of net revenues) for the first six months of 1996. The increase was primarily attributable to additional sales force and promotional costs related to Elmiron(R), IVAX's innovative drug used to treat interstitial cystitis, approved for marketing in the United States during September 1996, and additional sales costs related to IVAX's international operations. This was partially offset by a decrease in selling expenses of the domestic generic pharmaceutical operations as a result of fewer product promotions and reductions in sales and marketing personnel.

         General and administrative expenses totaled $56.3 million (16.5% of net revenues) for the first six months of 1997, compared to $44.5 million (12.1% of net revenues) for the first six months of 1996, an increase of $11.8 million. The increase is primarily attributable to higher occupancy costs and professional fees at IVAX's international operations. To a lesser extent, corporate general and administrative expenses increased from the same period in 1996 primarily due to increases in health insurance, personnel and legal costs.

         Research and development expenses for the first six months of 1997 increased $1.4 million, or 6%, compared to the first half of 1996, to a total of $25.9 million (7.6% of net revenues). The future level of research and development expenditures will depend on, among other things, the outcome of clinical testing of products under development, delays or changes in government required testing and approval procedures, technological and competitive developments, and strategic marketing decisions.

         During the second quarter of 1997, management reevaluated the carrying value of certain long-lived assets. The reevaluation was performed, primarily, in conjunction with initiatives to further consolidate facilities of IVAX's domestic generic pharmaceutical operations in an effort to improve its efficiency. As a result of these initiatives, a $20.5 million asset write-down was recognized which primarily represents an initial estimate of the minimum level of charges associated with expected losses on facility disposals. Management anticipates that it will continue to consolidate facilities and restructure its domestic generic pharmaceutical operations in an ongoing effort to improve efficiencies and operations. Accordingly, additional asset write-downs and restructuring costs may be recorded in future periods as consolidation and restructuring initiatives develop further. Management determined the amount of the write-downs based on various valuation techniques, including discounted cash flow analysis, independent appraisals and third party offers.

         Interest expense increased $5.2 million in the first six months of 1997, as compared to the first six months of the prior year, primarily due to higher debt levels associated with borrowings to fund capital expenditures and operations. Interest expense is expected to decline in the near term as compared to recent prior periods due to the reduction of debt.

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1996

          IVAX reported a loss from continuing operations of $52.8 million for the three months ended June 30, 1997, compared to a loss of $23.3 million for the same period in 1996. The net loss for the three months ended June 30, 1997 was $47.5 million, compared to a net loss of $16.0 million for the same period in 1996. Results for both periods included a $2.1 million net extraordinary loss from the extinguishment of debt.

         Loss per common share from continuing operations was $.43 for the three months ended June 30, 1997, compared to a loss of $.19 for the three months ended June 30, 1996. Net loss per common share was $.39 for the three months ended June 30, 1997, compared to a net loss of $.13 for the same period in the prior year. The net extraordinary losses recorded in both periods relating to the early extinguishment of debt resulted in a $.02 loss per common share.

         Net revenues for the three months ended June 30, 1997, totaled $173.8 million, an increase of $22.2 million, or 15%, compared to the same period of the prior year. Net revenues from IVAX's domestic and international operations increased by $2.0 million and $20.2 million, respectively.

         Domestic net revenues totaled $69.3 million for the three months ended June 30, 1997, compared to $67.3 million for the same period of the prior year. The $2.0 million increase was primarily attributable to net revenues generated by certain new generic and proprietary products manufactured by IVAX and introduced into the market over the past twelve months, and, to a lesser extent, by lower sales returns and allowances. This was partially offset by decreased volume and prices for certain generic products. The decline in prices primarily related to IVAX's albuterol metered dose inhaler, indapamide and verapamil, while lower sales volume primarily related to cefadroxil and nitrofurantoin.

         IVAX's international operations generated net revenues of $104.5 million for the three months ended June 30, 1997, compared to $84.3 million for the same period of the prior year. The $20.2 million increase in international net revenues was primarily due to increases in volume and, to a lesser extent, higher licensing fee revenues from IVAX's United Kingdom operations and the favorable impact of foreign currency fluctuations.

         Gross profit for the three months ended June 30, 1997, increased $17.6 million, or 49%, compared to the same period in 1996. Gross profit was $53.5 million (30.8% of net revenues) for the 1997 period, compared to $35.9 million (23.7% of net revenues) for the 1996 period. The improvement in gross profit percentage was primarily the result of an increase in net revenues principally driven by a decrease in sales returns and allowances at IVAX's domestic generic pharmaceutical business partially offset by unfavorable product mix and, to a lesser extent, increased inventory obsolescence reserves at IVAX's domestic generic pharmaceutical business.

         Selling expenses totaled $33.4 million (19.2% of net revenues) for the three months ended June 30, 1997, an increase of $4.3 million, from $29.1 million (19.2% of net revenues) for the same period of 1996. The increase was primarily attributable to higher sales expenses associated with international operations related to higher sales force and commission costs. In addition, the domestic proprietary pharmaceutical operations incurred higher sales costs associated with the launch of Elmiron\registermark\. These increases were partially offset by reductions in the sales force and promotional expenses at IVAX's domestic generic pharmaceutical operations.

         General and administrative expenses totaled $28.9 million (16.6% of net revenues) for the three months ended June 30, 1997, compared to $24.0 million (15.8% of net revenues) for the same period of 1996, an increase of $4.9 million. The increase is primarily attributable to increased legal and professional fees at corporate and IVAX's international operations as well as higher bad debt provisions at IVAX's domestic generic pharmaceutical operations.

         Research and development expenses for the three months ended June 30, 1997, increased 7.4% compared to the same period of the prior year to a total of $14.0 million.

         Refer to the "Results of Operations - Six months ended June 30, 1997 compared to the six months ended June 30, 1996" for a discussion of the $20.5 million asset write-down recognized during the three months ended June 30, 1997.

         Interest income increased $1.1 million over the same period of the prior year as a result of higher average cash balances in the current period as compared to the prior year period and the associated interest income earned. Interest expense increased $2.1 million over the same period of the prior year primarily due to higher debt levels associated with borrowings to fund capital expenditures and operations.

DISCONTINUED OPERATIONS

          During the second quarter of 1997, IVAX's board of directors determined to divest its intravenous, personal care products and specialty chemicals divisions. As a result, IVAX classified these businesses as discontinued operations. For the six months ended June 30, 1997 and 1996, income from discontinued operations was $10.6 million and $10.8 million, respectively. For the three months ended June 30, 1997 and 1996, income from discontinued operations was $7.4 million and $9.4 million, respectively. The three months ended June 30, 1997, includes a net gain on the divestiture of McGaw, Inc. ("McGaw"), IVAX's intravenous division, of $6.1 million.

                              CURRENCY FLUCTUATIONS

         For the three and six months ended June 30, 1997, approximately 67% and 62%, respectively, of IVAX's net revenues were attributable to operations which principally generated revenues in currencies other than the United States dollar, compared to approximately 58% and 46% for the three and six months ended June 30, 1996, respectively. Fluctuations in the value of foreign currencies relative to the United States dollar impact the reported results of operations for IVAX. If the United States dollar weakens relative to the foreign currency, the earnings generated in the foreign currency will, in effect, increase when converted into United States dollars and vice versa. As a result of exchange rate differences, net revenues increased by approximately $1.6 million and $4.1 million for the three and six months ended June 30, 1997, respectively, as compared to the same periods of the prior year.

                                  INCOME TAXES

         IVAX recognized a $.6 million tax benefit for the six months ended June 30, 1997. The amount is net of a $24.1 million valuation allowance recognized in the second quarter of 1997 against certain deferred tax assets generated from losses incurred in the second quarter by its domestic operations. Management expects that it will also recognize additional valuation allowances related to any future deferred tax assets generated from its domestic operations until such time as sustainable operating income is achieved.

         As of June 30, 1997, IVAX had a net deferred tax asset aggregating $72.5 million. Realization of the net deferred tax asset is dependent upon generating sufficient future taxable income which will include income from the sale of non-strategic assets. Although realization is not assured, management believes, after consideration of existing valuation allowances, it is more likely than not that the remaining net deferred tax asset will be realized. Management's estimates of future taxable income are subject to revision due to, among other things, regulatory and competitive factors affecting the generic pharmaceutical industry. Such factors are further discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in IVAX's Annual Report on Form 10-K for the year ended December 31, 1996.

                         LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1997, IVAX's working capital, excluding net assets of discontinued operations, was $327.3 million, compared to $415.9 million at December 31, 1996. Cash and cash equivalents totaled $80.8 million at December 31, 1996, as compared to $88.4 million at June 30,1997 and $16.8 million at June 30, 1996.

         Net cash of $75.4 million was provided by operating activities during the first six months of 1997, compared to $57.5 million in cash used for operating activities during the first six months of 1996. The increase in cash provided by operating activities, as compared to the first six months of 1996, was primarily the result of increased cash collections on accounts receivable and better inventory management at IVAX's domestic generic pharmaceutical operations. Additionally, IVAX received a $52.5 million refund of federal income taxes paid in prior years.

         Net cash of $278.6 million was provided by investing activities during the first six months of 1997, as compared to $53.2 million in cash used for investing activities during the same period of the prior year. The increase was primarily attributable to the cash proceeds received for the sale of McGaw in June 1997. Capital expenditures during the first six months of 1997 decreased $7.2 million compared to the first six months of 1996 due to spending constraints imposed by the revolving credit facility. During the first quarter of 1997, IVAX purchased a pharmaceutical manufacturing facility in Kirkland, Canada for $10.5 million.

         Net cash of $340.0 million was used for financing activities during the first six months of 1997, compared to $113.2 million provided by financing activities in the same period of the prior year, primarily reflecting the pay off of the revolving credit facility in June 1997.

         Management has initiated an enterprise-wide program to prepare IVAX's computer systems and applications for the year 2000. IVAX expects to incur internal staff costs as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare its systems for the year 2000. Testing and conversion of systems applications is estimated to cost approximately $9.0 million over the next three years. A significant portion of these costs are not likely to be incremental costs, but instead will represent the upgrade to existing information technology resources and new systems replacements which are currently underway.

         During the second quarter of 1997, IVAX's board of directors determined to divest its intravenous, personal care products and specialty chemicals divisions. Effective May 30, 1997, IVAX sold McGaw, its intravenous division, to
B. Braun of America, Inc. ("B. Braun"), a subsidiary of B. Braun Melsungen AG, for $320.0 million in cash (subject to certain post-closing adjustments), additional payments of up to $80.0 million contingent upon the combined operating results of McGaw and B. Braun's principal United States operating subsidiary, and certain royalties based on sales of the Duplex(TM) drug delivery system. The Duplex(TM) system, presently in development, is a multi-compartment intravenous drug delivery system devised for drugs that have limited stability after mixing. On June 24, 1997, IVAX utilized a portion of the McGaw sale proceeds in the amount of $270.1 million to pay off the outstanding balance of its revolving credit facility which was scheduled to mature November 14, 1999. The facility was terminated in conjunction with the payment and IVAX recognized a net extraordinary loss of $2.1 million on the early extinguishment of debt.

         During July and August 1997, IVAX completed the sale of a significant portion of the assets of its specialty chemicals division in separate transactions with three different buyers. As part of the sales, IVAX received an aggregate of $41.8 million in cash, subject to certain post closing adjustments. As a result, the inland vacuum specialty lubricants business is the only remaining business of IVAX's specialty chemicals division.

         IVAX's principal sources of short term liquidity are existing cash and internally generated funds which IVAX believes will be sufficient to meet its operating needs and anticipated capital expenditures over the short term. For the long term, IVAX intends to utilize capital from the disposition of certain non-strategic assets, including those currently classified as discontinued operations, but may need to seek alternative sources of financing to fund its operations. IVAX has terminated its revolving credit facility and no assurance can be given that alternative financing will be available, if at all, in a timely manner, on favorable terms. If IVAX is unable to obtain satisfactory alternative financing, IVAX may be required to delay or reduce its proposed expenditures, including expenditures for research and development, or sell assets in order to meet its future obligations.

PART II -- OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

         With respect to the case styled HARVEY M. JASPER RETIREMENT TRUST, ET AL. V. IVAX CORPORATION AND PHILLIP FROST ET AL., previously reported in IVAX's Annual Report on Form 10-K for the year ended December 31, 1996, on August 7, 1997, the court gave final approval to the settlement embodied in the April 28, 1997 Stipulation of Settlement, which was previously reported in IVAX's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997, and entered a Final Judgment and Order Of Dismissal With Prejudice ("Final Judgment"). The Final Judgment provides for, among other things, the dismissal of the lawsuit with prejudice and the complete release of all defendants by all plaintiffs. Pursuant to the parties' Stipulation of Settlement, the Final Judgment is deemed to be final and conclusive upon the latter of (i) if no appeal or review of the Final Judgment is sought, on the day following the expiration of the time to appeal or petition from the Final Judgment; or (ii) if an appeal of the Final Judgment is sought, the day after such Final Judgment is affirmed and is no longer subject to further judicial review.

         With respect to the cases styled ALAN M. HARRIS AND YITZCHOK WOLPIN V. IVAX CORPORATION, PHILLIP FROST AND MICHAEL W. FIPPS, previously reported in IVAX's Annual Report on Form 10-K for the year ended December 31, 1996, and FAUSTO POMBAR V. IVAX CORPORATION, PHILLIP FROST AND MICHAEL W. FIPPS, previously reported in IVAX's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997, on June 19, 1997, the court entered an order dismissing the POMBAR action without prejudice and ordered the plaintiffs in both actions to file an amended complaint incorporating the allegations in both the HARRIS and POMBAR actions under a single case styled ALAN M. HARRIS, YITZCHOK WOLPIN AND FAUSTO POMBAR V. IVAX CORPORATION, PHILLIP FROST AND MICHAEL
W. FIPPS. The amended complaint was filed on July 10, 1997, and plaintiffs therein seek to act as representatives of a class consisting of all persons who purchased IVAX common stock and/or call options during the period from August 2, 1996 through November 11, 1996, inclusive.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS

               10.1 Employment Agreement dated July 28, 1997, between IVAX
                    Corporation and Dr. Rafick G. Henein

               10.2 Employment Agreement dated as of July 28, 1997, between IVAX
                    Corporation and David R. Bethune

               11   Computation of Earnings (Loss) Per Share

               27   Financial Data Schedule

(b)     REPORTS OF FORM 8-K

               1. Form 8-K dated May 30, 1997 relating to the execution of an agreement to divest McGaw.

               2. Form 8-K dated June 24, 1997 relating to the divestiture of McGaw, which included unaudited pro forma condensed consolidated financial statements to reflect IVAX Corporation after giving effect to the sale of McGaw.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             IVAX CORPORATION

         Date:  August 14, 1997              By: /s/ MICHAEL W. FIPPS
                                                 --------------------
                                                 Michael W. Fipps
                                                 Senior Vice President-Finance
                                                 Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
-------


10.1 Employment Agreement dated July 28, 1997, between IVAX Corporation and Dr. Rafick G. Henein

10.2 Employment Agreement dated as of July 28, 1997, between IVAX Corporation and David R. Bethune

11   Computation of Earnings (Loss) Per Share

27   Financial Data Schedule