Form 10-Q
period 1997-09-30
IVAX CORP /DE
filed 1997-11-14
CIK 772197

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                         Commission File Number 1-09623

                                IVAX CORPORATION

           FLORIDA                                                16-1003559
-------------------------------                             --------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                  4400 BISCAYNE BOULEVARD, MIAMI, FLORIDA    33137
               -----------------------------------------------------
               (Address of principal executive offices)   (Zip Code)

                                 (305) 575-6000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES  X      NO____

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       121,516,423 SHARES OF COMMON STOCK, $.10 PAR VALUE, OUTSTANDING AS
                              OF OCTOBER 31, 1997.

                                IVAX CORPORATION

                                      INDEX

PART I - FINANCIAL INFORMATION                                         PAGE NO.
                                                                       --------

     Item 1 - Financial Statements

              Condensed Consolidated Balance Sheets as of
              September 30, 1997 and December 31, 1996                        2

              Condensed Consolidated Statements of Operations
              for the three months and nine months ended
              September 30, 1997 and 1996                                     3

              Condensed Consolidated Statements of Cash Flows for the nine
              months ended September 30, 1997 and 1996                        4

              Notes to Condensed Consolidated Financial Statements            5

     Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            11

PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings                                              19

     Item 4 - Submission of Matters to a Vote of Security Holders            19

     Item 6 - Exhibits and Reports on Form 8-K                               19


PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                        IVAX CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)

                                                                    SEPTEMBER 30,   DECEMBER 31,
                                                                        1997            1996
                                                                    -------------   ------------
                                 ASSETS
Current assets:
    Cash and cash equivalents                                       $     117,141   $     80,806
    Accounts receivable, net                                              125,042        198,009
    Inventories                                                           156,250        204,194
    Other current assets                                                  107,280        101,117
    Net assets of discontinued operations                                  45,788        398,329
                                                                    -------------   ------------
        Total current assets                                              551,501        982,455

Property, plant and equipment, net                                        199,275        223,312
Cost in excess of net assets of acquired companies, net                    16,695         25,998
Patents, trademarks, licenses and other intangibles, net                   24,100         28,728
Other                                                                      50,199         73,155
                                                                    -------------   ------------
        Total assets                                                $     841,770   $  1,333,648
                                                                    =============   ============

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Loans payable                                                   $       4,403   $      5,027
    Current portion of long-term debt                                       1,578          5,595
    Accounts payable                                                       48,130         58,075
    Accrued income taxes payable                                            6,031         13,437
    Accrued expenses and other current liabilities                        118,509         86,065
                                                                    -------------   ------------
        Total current liabilities                                         178,651        168,199

Long-term debt, net of current portion                                    104,467        442,819

Other long-term liabilities                                                15,934         12,934

Minority interest                                                          15,523         14,568

Shareholders' equity:
    Common stock, $.10 par value, authorized 250,000 shares,
        issued and outstanding 121,512 shares (121,476 in 1996)            12,151         12,148
    Capital in excess of par value                                        515,216        515,070
    Retained earnings                                                      15,373        160,960
    Cumulative translation adjustment and other                           (15,545)         6,950
                                                                    -------------   ------------
        Total shareholders' equity                                        527,195        695,128
                                                                    -------------   ------------
        Total liabilities and shareholders' equity                  $     841,770   $  1,333,648
                                                                    =============   ============

  THE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ARE AN
                     INTEGRAL PART OF THESE BALANCE SHEETS.


                        IVAX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             THREE MONTHS                     NINE MONTHS
PERIOD ENDED SEPTEMBER 30,                              1997             1996            1997           1996
                                                     -----------     -----------      -----------    ----------
(In thousands, except per share data)

NET REVENUES                                         $   126,357     $   101,641      $   467,064      $  469,078

COST OF SALES                                            113,596         117,672          343,582         347,434
                                                     -----------     -----------      -----------    ------------
    Gross Profit                                          12,761         (16,031)         123,482         121,644
                                                     -----------     -----------      -----------    ------------
OPERATING EXPENSES:
    Selling                                               31,156          31,846           94,090          87,469
    General and administrative                            29,380          36,517           85,682          80,976
    Research and development                              12,939          14,133           38,852          38,611
    Amortization of intangible assets                        948           1,383            2,899           3,580
    Restructuring costs and asset write-downs              4,359          69,873           24,859          69,873
    Merger expenses                                            -               -            2,343             184
                                                     -----------     -----------      -----------    ------------
    Total operating expenses                              78,782         153,752          248,725         280,693
                                                     -----------     -----------      -----------    ------------
    Loss from operations                                 (66,021)       (169,783)        (125,243)       (159,049)

OTHER INCOME (EXPENSE):
    Interest income                                        1,573             199            3,447             618
    Interest expense                                      (1,336)         (4,628)         (12,256)        (10,362)
    Other income (expense), net                           44,295            (275)          50,881           3,527
                                                     -----------     -----------      -----------    ------------
                                                          44,532          (4,704)          42,072          (6,217)
                                                     -----------     -----------      -----------    ------------
Loss from continuing operations before
    income taxes and minority interest                   (21,489)       (174,487)         (83,171)       (165,266)

PROVISION (BENEFIT) FOR INCOME TAXES                      56,560         (37,504)          55,913         (43,368)
                                                     -----------     -----------      -----------    ------------

    Loss from continuing operations
         before minority interest                        (78,049)       (136,983)        (139,084)       (121,898)

MINORITY INTEREST                                           (705)           (745)          (3,586)         (4,647)
                                                     -----------     -----------      -----------    ------------
    Loss from continuing operations                      (78,754)       (137,728)        (142,670)       (126,545)

    Loss from discontinued operations                    (11,380)        (40,941)            (780)        (30,159)
                                                     -----------     -----------      -----------    ------------
    Loss before extraordinary items                      (90,134)       (178,669)        (143,450)       (156,704)

    Extraordinary items - losses on
       extinguishment of debt, net of taxes                    -               -           (2,137)         (2,073)
                                                     -----------     -----------      -----------    ------------
NET LOSS                                             $   (90,134)    $  (178,669)     $  (145,587)   $   (158,777)
                                                     ===========     ===========      ===========    ============

LOSS PER COMMON SHARE:

    Continuing operations                            $      (.65)    $     (1.13)     $     (1.17)   $      (1.05)
    Discontinued operations                                 (.09)           (.34)            (.01)           (.24)
    Extraordinary items                                        -               -             (.02)           (.02)
                                                     -----------     -----------      -----------    ------------
       Net loss                                      $      (.74)    $     (1.47)     $     (1.20)   $      (1.31)
                                                     ===========     ===========      ===========    ============

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING:                           121,491         121,467          121,489         120,774
                                                     ===========     ===========      ===========    ============

  THE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ARE AN
                       INTEGRAL PART OF THESE STATEMENTS.


                        IVAX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

NINE MONTHS ENDED SEPTEMBER 30,                                                     1997              1996
                                                                                -------------    -------------
(In thousands)
Cash flows from operating activities:
   Net loss                                                                     $    (145,587)   $    (158,777)
    Adjustments to reconcile net loss to net cash provided by
     (used for) operating activities:
       Non cash charges relating to restructuring costs and asset write-downs          24,859           69,873
       Depreciation and amortization                                                   25,677           22,179
       Provision (benefit) for deferred taxes                                          48,823          (33,431)
       Provision for allowances for doubtful accounts                                   4,917           21,703
       Gain on the sale of product rights                                             (43,224)               -
       Gains on sale of long-term assets                                                 (243)            (587)
       Losses on extinguishment of debt                                                 2,137            1,640
       Minority interest                                                                3,586            4,647
       Loss from discontinued operations                                                  780           30,159
       Changes in assets and liabilities:
          Decrease in accounts receivable                                              60,045           71,742
          Decrease (increase) in inventories                                           40,204          (53,925)
          Decrease (increase) in other current assets                                  42,426          (28,420)
          Increase in other assets                                                       (831)          (8,281)
          (Decrease) increase in accounts payable, accrued expenses
              and other current liabilities                                           (15,735)             895
          Increase (decrease) in other long-term liabilities                            1,094           (2,302)
       Other, net                                                                        (818)            (428)
       Net cash provided by discontinued operations                                    16,513            2,735
                                                                                -------------    -------------
           Net cash provided by (used for) operating activities                        64,623          (60,578)
                                                                                -------------    -------------
Cash flows from investing activities:
    Proceeds from divestitures                                                        361,105                -
    Capital expenditures, net of proceeds from sales                                  (22,162)         (37,952)
    Acquisitions of patents, trademarks, licenses
       and other intangibles, net of sales proceeds                                    (1,572)          (1,156)
    Acquisitions of businesses and other, net of cash acquired                        (10,500)         (12,006)
    Net cash used for discontinued operations                                         (13,846)         (25,030)
                                                                                -------------    -------------
           Net cash provided by (used for) investing activities                       313,025          (76,144)
                                                                                -------------    -------------
Cash flows from financing activities:
    Borrowings on long-term debt and loans payable                                     47,203          568,198
    Payments on long-term debt and loans payable                                     (387,874)        (368,702)
    Issuance of common stock                                                              149           31,779
    Cash dividends paid                                                                     -           (6,057)
    Net cash used for discontinued operations                                             (92)         (87,408)
                                                                                -------------    -------------
           Net cash (used for) provided by financing activities                      (340,614)         137,810
                                                                                -------------    -------------
Effect of exchange rate changes on cash                                                  (699)            (720)
                                                                                -------------    -------------
Net increase in cash and cash equivalents                                              36,335              368

Cash and cash equivalents at the beginning of the year                                 80,806           14,720
                                                                                -------------    -------------
Cash and cash equivalents at the end of the period                              $     117,141    $      15,088
                                                                                =============    =============
Supplemental disclosures:
    Interest paid                                                               $      14,148    $      18,186
                                                                                =============    =============
    Income tax (refunds) payments                                               $     (46,935)   $      12,123
                                                                                =============    =============


  THE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ARE AN
                       INTEGRAL PART OF THESE STATEMENTS.

                        IVAX CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                      (In thousands, except per share data)

(1) GENERAL:

         In management's opinion, the accompanying unaudited condensed consolidated financial statements of IVAX Corporation and subsidiaries ("IVAX") contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of IVAX as of September 30, 1997, and the results of its operations for the three and nine months ended September 30, 1997 and 1996. The results of operations and cash flows for the nine months ended September 30, 1997 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 1997.

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

         Certain amounts presented in the condensed consolidated financial statements for prior periods have been reclassified to conform to the current period's presentation and as required with respect to discontinued operations.

(2) EARNINGS (LOSS) PER SHARE:

         Earnings (loss) per share is computed by dividing net earnings (loss) by the weighted-average number of common and dilutive common equivalent shares outstanding for each period. Common stock equivalents include the dilutive effect of all outstanding stock options and warrants using the treasury stock method.

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

         Basic and diluted earnings per share computed in accordance with SFAS No. 128 for the three and nine months ended September 30, 1997 and 1996 do not differ from the primary earnings per share reported in the accompanying condensed consolidated statements of operations. Both diluted earnings per share computed in accordance with SFAS No. 128 and fully diluted earnings per share computed under APB Opinion No. 15 are not dilutive for the periods presented.

(3) RESTRUCTURING COSTS AND ASSET WRITE-DOWNS:

RESTRUCTURING COSTS

         During the third quarter of 1997, IVAX continued its ongoing efforts to reduce costs and enhance operating efficiency by initiating further restructuring programs at its corporate headquarters and domestic generic pharmaceutical operations. The third quarter restructuring programs include an approximate 30% work force reduction at IVAX's corporate headquarters and further reductions of sales and marketing personnel at IVAX's domestic generic pharmaceutical operations. IVAX recorded a pre-tax restructuring charge of $4,359 in the third quarter of 1997, comprised primarily of $1,300 for severance and other employee termination benefits associated with the work force reductions and $2,200 for certain costs associated primarily with manufacturing facilities held for sale in connection with 1996 restructuring programs. As of September 30, 1997, no costs had been charged against reserves established in the third quarter of 1997.

ASSET WRITE-DOWNS

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

         Management anticipates that it will continue to consolidate facilities and restructure its operations, including its domestic generic pharmaceutical operations, in an ongoing effort to improve efficiency and operations. Accordingly, additional restructuring costs and asset write-downs may be recorded in future periods as consolidation and restructuring initiatives develop further.

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

         The provision (benefit) for income taxes from continuing operations consists of the following:

                                                          THREE MONTHS                        NINE MONTHS
PERIOD ENDED SEPTEMBER 30,                           1997              1996             1997              1996
                                                 -------------    --------------    -------------    ----------
Current:
     United States                               $        (174)   $      (25,897)   $           -    $  (25,252)
     Foreign, including Puerto Rico
       and U.S. Virgin Islands                           1,929             1,108            7,090        15,315
Deferred                                                54,805           (12,715)          48,823       (33,431)
                                                 -------------    --------------    -------------    ----------
Provision (benefit) for income taxes             $      56,560    $      (37,504)   $      55,913    $  (43,368)
                                                 =============    ==============    =============    ==========

         In the second and third quarters of 1997, IVAX established $87,435 in valuation allowances, not including $16,137 in valuation allowances related to discontinued operations, primarily against its domestic deferred tax assets generated from losses incurred by its domestic operations. As a result, the domestic deferred tax asset is fully reserved as of September 30, 1997. Management expects that it will also recognize additional valuation allowances related to any future deferred tax assets generated from its domestic operations until such time as sustainable domestic taxable income is achieved.

         As of September 30, 1997, a foreign net deferred tax asset aggregating $16,111 is included in other current assets, other assets and other long-term liabilities in the accompanying condensed consolidated balance sheet. Realization of the foreign net deferred tax asset is dependent upon generating sufficient future foreign taxable income. Although realization is not assured, management believes it is more likely than not that the foreign net deferred tax asset will be realized.

(5) MERGERS:

         On March 20, 1997, IVAX announced that Bergen Brunswig Corporation ("Bergen") unilaterally terminated the proposed merger between IVAX and Bergen. On March 21, 1997, Bergen filed a lawsuit against IVAX in federal court alleging, among other things, various breaches of the merger agreement, and IVAX filed a counterclaim for breach of the merger agreement by Bergen. On August 15, 1997, IVAX and Bergen announced that they agreed to settle the pending litigation and stipulated to the dismissal of the lawsuit with prejudice. The settlement did not have a material effect on the accompanying consolidated results of operations. Included in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 1997 are $2,343 of merger expenses related to the terminated merger.

(6) DIVESTITURES:

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

         During the third quarter of 1997, IVAX completed the sale of a significant portion of the assets of its specialty chemicals division in three separate transactions in which IVAX received an aggregate of

$41,105 in cash, subject to certain post closing adjustments. With the exception of its specialty lubricants business, IVAX has divested all of its specialty chemicals division.

         The gain on sale and results of operations of both the intravenous division and specialty chemicals division were classified as part of discontinued operations for all periods presented (See Note 7, Discontinued Operations).

(7) DISCONTINUED OPERATIONS:

         During the second quarter of 1997, IVAX's board of directors determined to divest its intravenous, personal care products and specialty chemicals divisions. As a result, IVAX classified these businesses as discontinued operations, and, accordingly, has included their results of operations in loss from discontinued operations in the accompanying condensed consolidated statements of operations. Results of these operations were as follows:


                                                          THREE MONTHS                        NINE MONTHS
PERIOD ENDED SEPTEMBER 30,                           1997              1996             1997              1996
                                                 -------------    --------------    -------------    -----------
INTRAVENOUS (THROUGH MAY 30, 1997)
   Net revenues (1)                              $           -    $       81,553    $     140,634    $   249,597

   Income from operations before taxes (2)       $           -    $        3,011    $       3,770    $     4,982
   Income tax benefit                                        -              (252)            (427)        (8,805)
                                                 -------------    --------------    -------------    -----------
     Income from operations                      $           -    $        3,263    $       4,197    $    13,787
                                                 -------------    --------------    -------------    -----------
PERSONAL CARE PRODUCTS
   Net revenues (1)                              $      15,299    $       22,915    $      54,128    $    61,974

   Income (loss) from operations before
     taxes (2)                                   $     (18,465)   $        2,653    $     (18,254)   $     6,745
   Income tax provision                                  3,097             1,202            3,283          3,054
                                                 -------------    --------------    -------------    -----------
     Income (loss) from operations               $     (21,562)   $        1,451    $     (21,537)   $     3,691
                                                 -------------    --------------    -------------    -----------
SPECIALTY CHEMICALS
   Net revenues (1)                              $       5,300    $       17,138    $      40,350    $    51,408

   Loss from operations before
     taxes (2)                                   $      (2,389)   $      (49,654)   $      (1,749)   $   (52,404)
   Income tax provision (benefit)                        1,834            (3,999)           2,235         (4,767)
                                                 -------------    --------------    -------------    -----------
     Loss from operations                        $      (4,223)   $      (45,655)   $      (3,984)   $   (47,637)
                                                 -------------    --------------    -------------    -----------
     Sub-total loss from operations              $     (25,785)   $      (40,941)   $     (21,324)   $   (30,159)
                                                 -------------    --------------    -------------    -----------
DIVESTITURES (SEE NOTE 6)
   Pre-tax gain on divestitures                  $      15,800    $            -    $      47,015    $         -
   Income tax provision                                  1,395                 -           26,471              -
                                                 -------------    --------------    -------------    -----------
     Net gain on divestitures                    $      14,405    $            -    $      20,544    $         -
                                                 -------------    --------------    -------------    -----------
Total loss from discontinued operations          $     (11,380)   $      (40,941)   $        (780)   $   (30,159)
                                                 =============    ==============    =============    ===========

(1) Net revenues include intersegment sales of $102 and $528 for the three months ended September 30, 1997 and 1996, respectively, and $1,596 and $1,409 for the nine months ended September 30, 1997 and 1996, respectively.

(2) Includes an allocation of interest expense based on the ratio of net assets of each of the discontinued businesses to IVAX's consolidated total capital. The above operating results include interest expense allocations of $475 and $1,817 for the three months ended September 30, 1997 and 1996, respectively, and $5,547 and $4,242 for the nine months ended September 30, 1997 and 1996, respectively.

         The net assets of IVAX's remaining discontinued operations (excluding intercompany assets) at September 30, 1997, as presented in the Condensed Consolidated Balance Sheet, are as follows:


                                                              PERSONAL CARE         SPECIALTY
                                                                 PRODUCTS           CHEMICALS
                                                                 DIVISION            DIVISION              TOTAL
                                                              -------------       -------------      --------------
Current assets                                                $      24,253       $       6,320      $       30,573
Property, plant and equipment, net                                    5,519               1,059               6,578
Other assets                                                         21,200               3,749              24,949
                                                              -------------       -------------      --------------
    Total assets                                                     50,972              11,128              62,100
                                                              -------------       -------------      --------------

Current liabilities                                                  10,107               5,099              15,206
Other liabilities                                                       420                 686               1,106
                                                              -------------       -------------      --------------
    Total liabilities                                                10,527               5,785              16,312
                                                              -------------       -------------      --------------
    Net assets of discontinued operations                     $      40,445       $       5,343      $       45,788
                                                              =============       =============      ==============

(8) SALE OF PRODUCT RIGHTS:

         On September 18, 1997, IVAX sold the rights to its proprietary drug Elmiron(R) and three additional urology products in the United States and Canada to ALZA Corporation ("ALZA"). IVAX retained the rights to these products in the rest of the world. IVAX will receive $75 million in up-front payments and may receive additional fees based on the achievement of specified sales levels of Elmiron(R) during the next five years. IVAX will manufacture and package all of these products for ALZA and will receive payments from ALZA based on sales of the products.

         The $75 million payment due from ALZA is included in other current assets as of September 30, 1997. Included in other income is a $43,224 pre- and after-tax gain on the transaction. The gain is net of $15,000 in reserves provided for a related research and development cost sharing arrangement, the write-off of $11,774 in certain assets of the domestic proprietary pharmaceutical operations, $3,000 in payments due to a third party associated with an existing licensing agreement, and $2,002 in severance and other employee termination benefits associated with work force reductions in the domestic proprietary pharmaceutical operations.

(9) DEBT:

         During the second quarter of 1997, IVAX utilized a portion of the proceeds from the sale of its intravenous division (See Note 6, Divestitures) to pay the $270,147 outstanding balance of its revolving credit facility which was scheduled to mature November 14, 1999. The facility was terminated in conjunction with this payment, resulting in IVAX recording an extraordinary loss of $2,137 primarily related to the write-off of deferred financing costs.

(10) CONTINGENCIES:

         With regard to the shareholder class action lawsuit filed against IVAX in September 1994, the parties executed a definitive settlement agreement in April 1997 which was approved by the court in August 1997. On September 11, 1997, the court's final judgment and order of dismissal with prejudice became final and conclusive. IVAX's portion of the settlement obligation, which is not significant, was appropriately accrued at December 31, 1996.

(11) COMPREHENSIVE INCOME:

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

(12) SUBSEQUENT EVENT:

         On November 13, 1997, IVAX announced a further restructuring program at its domestic generic pharmaceutical operations aimed at improving efficiency and reducing costs. The program consists of a work force reduction of approximately 250 employees throughout the organization, or 20% of the domestic generic pharmaceutical work force. IVAX will recognize an approximate $2,000 pre-tax restructuring charge in the fourth quarter of 1997 for severance and other employee benefits associated with the work force reduction. As discussed in Note 3, Restructuring Costs and Asset Write-Downs, management anticipates that it will continue to consolidate facilities and restructure its operations, including its domestic generic pharmaceutical operations, in an ongoing effort to improve efficiency and reduce costs. Accordingly, additional restructuring costs and asset write-downs may be recorded in the fourth quarter of 1997 or thereafter.

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

         Results for the three and nine months ending September 30, 1996 have been restated to reflect the classification of certain businesses as discontinued operations. See "Results of Operations-Discontinued Operations" for a further discussion. Additionally, the diagnostics division's results of operations, previously reported as part of the "Other operations" segment, are not disclosed as a separate segment because they are not significant.

                              RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996

         IVAX reported a loss from continuing operations of $142.7 million for the nine months ended September 30, 1997, compared to a loss from continuing operations of $126.5 million for the nine months ended September 30, 1996. The net loss for the nine months ended September 30, 1997 was $145.6 million, compared to a net loss of $158.8 million for the same period of the prior year. Results for both periods included a $2.1 million net extraordinary loss relating to the extinguishment of debt.

         Loss per common share from continuing operations was $1.17 for the nine months ended September 30, 1997, compared to a loss of $1.05 for the nine months ended September 30, 1996. Net loss per common share was $1.20 for the nine months ended September 30, 1997, compared to a net loss of $1.31 for the same period of the prior year. The net extraordinary losses recorded in both periods relating to the early extinguishment of debt resulted in a $.02 loss per common share.

         Net revenues for the first nine months of 1997 totaled $467.1 million, a decrease of $2.0 million, or less than 1%, compared to the same period of the prior year. An increase of $36.6 million in net revenues of IVAX's international operations was more than offset by a decrease of $38.6 million in net revenues of IVAX's domestic operations.

          Domestic net revenues totaled $186.5 million for the first nine months of 1997, compared to $225.1 million for the same period of 1996. The $38.6 million, or 17%, decrease in domestic net revenues was primarily attributable to lower sales volumes and prices of certain generic pharmaceutical products. This decline was partially offset by lower sales returns and allowances and net revenues generated by certain new generic and proprietary pharmaceutical products manufactured by IVAX and introduced into the market over the past twelve months.

         The decline in sales returns and allowances during the nine months ended September 30, 1997 compared to the same period of the prior year is primarily due to unusually high provisions for these items for the first nine months of 1996 as compared to the same period of 1997. The factors contributing to the unusually high provisions in 1996 are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in IVAX's Annual Report on Form 10-K for the year ended December 31, 1996. The decline in sales returns and allowances was, however, limited by increased provisions during the third quarter of 1997 primarily related to an unusually high volume of sales for certain products at low contractual prices and adjustments to reserves for customer inventory credits, rebates and expected returns.

         During the first nine months of 1997 and 1996, IVAX's domestic generic pharmaceutical operations provided reserves which reduced gross sales by $157.2 million and $231.9 million, respectively (which includes reserves for expected inventory credits and returns of $48.4 million and $125.7 million, respectively). At September 30, 1997 and December 31, 1996, these reserves totaled $77.0 million and $98.2 million, respectively (which includes reserves for expected inventory credits and returns of $42.4 million and $65.9 million, respectively).

         IVAX's international operations generated net revenues of $280.6 million in the first nine months of 1997, compared to $244.0 million for the same period of the prior year. The $36.6 million, or 15%, increase in international net revenues was primarily due to increased volume for both generic and branded pharmaceutical products and, to a lesser extent, the favorable impact of foreign currency fluctuations.

          Gross profit for the first nine months of 1997 increased $1.9 million, or 2%, from the same period of the prior year. Gross profit was $123.5 million (26.4% of net revenues) for the first nine months of 1997, compared to $121.6 million (25.9% of net revenues) for the first nine months of 1996. The increase in gross profit percentage is primarily due to lower sales returns and allowances at IVAX's domestic generic pharmaceutical operations which were partially offset by price declines and unfavorable product mix for both the domestic generic pharmaceutical and international operations and, to a lesser extent, increased inventory obsolescence reserves at IVAX's domestic generic pharmaceutical operations.

          Selling expenses totaled $94.1 million (20.1% of net revenues) for the first nine months of 1997, compared to $87.5 million (18.6% of net revenues) for the first nine months of 1996. The increase was primarily attributable to additional sales force and promotional costs related to Elmiron(R), IVAX's innovative drug used to treat interstitial cystitis, approved for marketing in the United States during September 1996, and additional sales force and promotional costs related to IVAX's international operations. These increases were partially offset by a decrease in selling expenses of the domestic generic pharmaceutical operations as a result of fewer product promotions and reductions in sales and marketing personnel.

          General and administrative expenses totaled $85.7 million (18.3% of net revenues) for the first nine months of 1997, compared to $81.0 million (17.3% of net revenues) for the first nine months of 1996, an increase of $4.7 million. The increase is primarily attributable to higher occupancy costs and professional fees at IVAX's international operations. To a lesser extent, corporate general and administrative expenses increased from the same period in 1996 primarily due to increases in health insurance, personnel and legal costs. These increases were partially offset by lower bad debt provisions at IVAX's domestic generic pharmaceutical operations which were unusually high in the comparable period of the prior year as a result of the 1996 bankruptcy of a wholesaler customer.

         Research and development expenses for the first nine months of 1997 remained relatively flat compared to the first nine months of 1996, at a total of $38.9 million (8.3% of net revenues). The future level of research and development expenditures will depend on, among other things, the outcome of clinical testing of products under development, delays or changes in government required testing and approval procedures, technological and competitive developments, and strategic marketing decisions.

         During the nine months ended September 30, 1997 and 1996, IVAX recorded restructuring costs and asset write-downs of $24.9 million and $69.9 million, respectively. During the third quarter of 1996, IVAX approved and initiated a restructuring program aimed at reducing costs and enhancing operating efficiency at its domestic generic pharmaceutical operations. The restructuring program primarily involved facility consolidations, work force reductions and other cost saving measures. IVAX recorded a pre-tax restructuring charge of $14.0 million ($8.4 million after-tax) in the 1996 third quarter, comprised of $8.7 million for the estimated loss on sale of closed manufacturing plants, $3.0 million for other plant closures and related costs, and $2.3 million for severance and other employee termination benefits associated with the work force reductions.

          In addition, during the third quarter of 1996, management reevaluated the carrying value of certain long-lived assets and goodwill related to those assets held and used in IVAX's domestic generic pharmaceutical operations. This reevaluation was necessitated by management's determination that the expected future results of operations and cash flows from that business would be substantially lower than previously expected by management. As a result, IVAX recorded a charge of $55.9 million (pre-and after-tax) to reduce the carrying value of goodwill related to these operations. The write-down reduced amortization expense by approximately $1.6 million annually.

         During the second quarter of 1997, management again reevaluated the carrying value of certain long-lived assets, primarily in conjunction with initiatives to further consolidate facilities of IVAX's domestic generic pharmaceutical operations in a continuing effort to improve its efficiency. As a result of these initiatives, a $20.5 million (pre- and after-tax) asset write-down was recognized which primarily represents an initial estimate of the minimum level of charges associated with expected losses on facility disposals.

         In addition, during the third quarter of 1997, IVAX continued its ongoing effort to reduce costs and enhance operating efficiency by initiating further restructuring programs at its corporate headquarters and domestic generic pharmaceutical operations. The third quarter restructuring programs include an approximate 30% work force reduction at IVAX's corporate headquarters and further reductions of sales and marketing personnel at IVAX's domestic generic pharmaceutical operations. IVAX recorded a pre-tax restructuring charge of $4.4 million (pre- and after-tax) in the third quarter of 1997, comprised primarily of $1.3 million for severance and other employee termination benefits associated with the work force reductions and $2.2 million for certain costs associated primarily with manufacturing facilities held for sale in connection with the 1996 restructuring programs.

         On November 13, 1997, IVAX announced a further restructuring program at its domestic generic pharmaceutical operations aimed at improving efficiency and reducing costs. The program consists of a work force reduction of approximately 250 employees throughout the organization, or 20% of the domestic generic pharmaceutical work force. IVAX will recognize an approximate $2 million pre-tax restructuring charge in the fourth quarter of 1997 for severance and other employee benefits associated with the work force reduction. The work force reduction is expected to generate approximately $8 million in annual cost savings. Management anticipates that it will continue to consolidate facilities and restructure its operations, including its domestic generic pharmaceutical operations, in an ongoing effort to improve efficiency and reduce costs. Accordingly, additional restructuring costs and asset write-downs may be recorded in the fourth quarter of 1997 or thereafter.

         Interest income increased $2.8 million in the first nine months of 1997, as compared to the first nine months of the prior year, primarily due to higher levels of cash on hand resulting from the proceeds received from the divestiture of certain businesses classified as discontinued operations. See
Note 6, Divestitures, to the Notes to Condensed Consolidated Financial Statements for further discussion.

         Interest expense increased $1.9 million in the first nine months of 1997, as compared to the first nine months of the prior year, primarily due to higher average debt levels associated with borrowings to fund capital expenditures and operations. Interest expense is expected to decline in the near term as compared to recent prior periods due to the repayment of IVAX's revolving credit facility. See Note 9, Debt, to the Notes to Condensed Consolidated Financial Statements for further discussion.

         Other income (expense), net increased $47.4 million in the first nine months of 1997, as compared to the first nine months of the prior year, primarily due to the $43.2 million pre-tax gain on the sale of the rights to Elmiron(R) and three other urology products in the 1997 third quarter. See Note 8, Sale of Product Rights, to the Notes to Condensed Consolidated Financial Statements for further discussion.

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996

          IVAX reported a loss from continuing operations of $78.8 million for the three months ended September 30, 1997, compared to a loss of $137.7 million for the same period in 1996. The net loss for the three months ended September 30, 1997 was $90.1 million, compared to a net loss of $178.7 million for the same period in 1996.

          Loss per common share from continuing operations was $.65 for the three months ended September 30, 1997, compared to a loss of $1.13 for the three months ended September 30, 1996. Net loss per common share was $.74 for the three months ended September 30, 1997, compared to a net loss of $1.47 for the same period in the prior year.

         Net revenues for the three months ended September 30, 1997, totaled $126.4 million, an increase of $24.7 million, or 24%, compared to the same period of the prior year. Net revenues from IVAX's domestic and international operations increased by $17.8 million and $6.9 million, respectively.

         Domestic net revenues totaled $37.7 million for the three months ended September 30, 1997, compared to $19.9 million for the same period of the prior year. The $17.8 million increase was primarily attributable to lower sales returns and allowances. As noted in "Results of Operations - Nine months ended September 30, 1997 compared to the nine months ended September 30, 1996," the level of sales returns and allowances in the third quarter of 1997 was lower than the comparable prior year period as a result of significant factors impacting IVAX's operations in 1996.

         IVAX's international operations generated net revenues of $88.7 million for the three months ended September 30, 1997, compared to $81.8 million for the same period of the prior year. The $6.9 million increase in international net revenues was primarily due to increases in volume and, to a lesser extent, higher licensing fee revenues from IVAX's United Kingdom operations.

         Gross profit for the three months ended September 30, 1997, increased $28.8 million, or 180%, compared to the same period in 1996. Gross profit was $12.8 million (10.1% of net revenues) for the 1997 period, compared to a negative margin of $16.0 million (15.8% of net revenues) for the 1996 period. The improvement in gross profit percentage was primarily the result of an increase in net revenues principally driven by a decrease in sales returns and allowances at IVAX's domestic generic pharmaceutical operations, partially offset by unfavorable product mix and, to a lesser extent, increased inventory obsolescence reserves at IVAX's domestic generic pharmaceutical operations.

         Selling expenses totaled $31.2 million (24.7% of net revenues) for the three months ended September 30, 1997, a decrease of $.6 million, from $31.8 million (31.3% of net revenues) for the same period of 1996. The decrease was primarily attributable to reductions in the sales force and promotional expenses at IVAX's domestic generic pharmaceutical operations partially offset by higher promotional costs at IVAX's international operations.

         General and administrative expenses totaled $29.4 million (23.3% of net revenues) for the three months ended September 30, 1997, compared to $36.5 million (35.9% of net revenues) for the same period of 1996, a decrease of $7.1 million. The decrease is primarily attributable to lower bad debt provisions at IVAX's domestic generic pharmaceutical operations which were unusually high in the comparable period of the prior year as a result of the 1996 bankruptcy of a wholesaler customer.

         Research and development expenses for the three months ended September 30, 1997, decreased 8.4% compared to the same period of the prior year to a total of $12.9 million. The decrease is primarily due to the timing of costs incurred.

         Refer to the "Results of Operations - Nine months ended September 30, 1997 compared to the nine months ended September 30, 1996" for a discussion of the restructuring costs and asset write-downs of $4.4 million and $69.9 million recognized during the three months ended September 30, 1997 and 1996, respectively.

         Interest income increased $1.4 million over the comparable period of the prior year primarily due to higher levels of cash on hand primarily resulting from the proceeds received from the divestiture of certain businesses classified as discontinued operations.

         Interest expense decreased $3.3 million over the comparable period of the prior year primarily due to lower debt levels following the repayment of IVAX's revolving credit facility.

          Other income (expense), net increased $44.6 million over the comparable period of the prior year primarily due to the $43.2 million pre-tax gain on the sale of the rights to Elmiron(R) and three other urology products.

DISCONTINUED OPERATIONS

          During the second quarter of 1997, IVAX's board of directors determined to divest its intravenous, personal care products and specialty chemicals divisions. As a result, IVAX classified these businesses as discontinued operations. The nine months ended September 30, 1997 and 1996 included a loss from discontinued operations of $.8 million and $30.2 million, respectively. The three months ended September 30, 1997 and 1996 included a loss from discontinued operations of $11.4 million and $40.9 million, respectively.

          The third quarter of 1996 includes charges of $9.8 million ($6.2 million after-tax) and $38.7 million (pre- and after-tax) to reduce the carrying value of certain fixed assets and goodwill, respectively, related to certain product lines of the specialty chemical operations. The second quarter of 1997 includes a net gain on the divestiture of the intravenous division of $5.0 million. The third quarter of 1997 includes a net gain on the sale of a significant portion of the specialty chemicals operations of $15.5 million which was more than offset by additional provisions for inventory excess and obsolescence reserves and accounts receivable return reserves of the personal care products division.

                              CURRENCY FLUCTUATIONS

         For the three and nine months ended September 30, 1997, approximately 74% and 65%, respectively, of IVAX's net revenues were attributable to operations which principally generated revenues in currencies other than the United States dollar, compared to approximately 83% and 54% for the three and nine months ended September 30, 1996, respectively. Fluctuations in the value of foreign currencies relative to the United States dollar impact the reported results of operations for IVAX. If the United States dollar weakens relative to the foreign currency, the earnings generated in the foreign currency will, in effect, increase when converted into United States dollars and vice versa. As a result of exchange rate differences, net revenues decreased by approximately $1.4 million and increased by approximately $2.7 million for the three and nine months ended September 30, 1997, respectively, as compared to the same periods of the prior year.

                                  INCOME TAXES

         IVAX recognized a $55.9 million tax provision for the nine months ended September 30, 1997. The amount includes $87.4 million in valuation allowances, not including $16.1 million in valuation allowances related to discontinued operations, established in 1997 primarily against its domestic deferred tax assets generated from losses incurred by its domestic operations. As a result, the domestic deferred tax asset is fully reserved as of September 30, 1997. Management expects that it will also recognize additional valuation allowances related to any future deferred tax assets generated from its domestic operations until such time as sustainable domestic taxable income is achieved.

         As of September 30, 1997, IVAX had a foreign net deferred tax asset aggregating $16.1 million. Realization of the foreign net deferred tax asset is dependent upon generating sufficient future foreign taxable income. Although realization is not assured, management believes it is more likely than not that the foreign net deferred tax asset will be realized. Management's estimates of future taxable income are subject to revision due to, among other things, regulatory and competitive factors affecting the pharmaceutical industry. Such factors are further discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in IVAX's Annual Report on Form 10-K for the year ended December 31, 1996.

                         LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1997, IVAX's working capital, excluding net assets of discontinued operations, was $327.1 million, compared to $415.9 million at December 31, 1996. Cash and cash equivalents totaled $80.8 million at December 31, 1996, as compared to $117.1 million at September 30, 1997 and $15.1 million at September 30, 1996.

         Net cash of $64.6 million was provided by operating activities during the first nine months of 1997, compared to $60.6 million in cash used for operating activities during the first nine months of 1996. The increase in cash provided by operating activities, as compared to the first nine months of 1996, was primarily the result of better inventory management at IVAX's domestic generic pharmaceutical operations. Additionally, in the 1997 second quarter IVAX received a $52.5 million refund of federal income taxes paid in prior years.

         Net cash of $313.0 million was provided by investing activities during the first nine months of 1997, as compared to $76.1 million in cash used for investing activities during the same period of the prior year. The increase was primarily attributable to the cash proceeds received for the sale of IVAX's intravenous division in June 1997 and a significant portion of the specialty chemicals division during the third quarter of 1997. Capital expenditures during the first nine months of 1997 decreased $15.8 million compared to the first nine months of 1996 due to spending constraints imposed by the revolving credit facility during the first quarter of 1997 and further constraints imposed by management thereafter. During the first quarter of 1997, IVAX purchased a pharmaceutical manufacturing facility in Kirkland, Canada for $10.5 million. During the first nine months of 1996, IVAX purchased additional shares of Galena, a.s. for an aggregate of $12.4 million, increasing its ownership to 74%.

         Net cash of $340.6 million was used for financing activities during the first nine months of 1997, compared to $137.8 million provided by financing activities in the same period of the prior year, primarily reflecting the pay off of the revolving credit facility in June 1997.

         Management has initiated an enterprise-wide program to prepare IVAX's computer systems and applications for the year 2000. IVAX expects to incur internal staff costs as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare its systems for the year 2000. Testing and conversion of systems applications is estimated to cost approximately $9.0 million over the next three years. A significant portion of these costs are not likely to be incremental costs, but instead will represent the upgrade of existing information technology resources and new systems replacements which are currently underway.

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

         During July and August 1997, IVAX completed the sale of a significant portion of the assets of its specialty chemicals division in three separate transactions in which IVAX received an aggregate of $41.1 million in cash, subject to certain post closing adjustments. With the exception of its specialty lubricants business, IVAX has divested all of its specialty chemicals division.

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         With respect to the case styled HARVEY M. JASPER RETIREMENT TRUST, ET AL. V. IVAX CORPORATION AND PHILLIP FROST ET AL., previously reported in IVAX's Annual Report on Form 10-K for the year ended December 31, 1996, on September 11, 1997, the Final Judgment and Order Of Dismissal With Prejudice, which was previously reported in IVAX's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, became final and conclusive.

        With respect to the case styled BERGEN BRUNSWIG CORPORATION V. IVAX CORPORATION, previously reported in IVAX's Annual Report on Form 10-K for the year ended December 31, 1996, on August 15, 1997, IVAX and Bergen announced that they agreed to settle the pending litigation. Pursuant to that agreement, the parties submitted to the Court a Stipulation and Order of Dismissal stipulating to the dismissal of the action with prejudice, which was entered by the Court on August 18, 1997.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At IVAX's annual meeting of shareholders held on September 18, 1997, IVAX's shareholders elected six directors. The number of votes cast for and withheld for each nominee for directors were as follows:

     DIRECTOR                               FOR                WITHHELD
     --------                               ---                --------
     Mark Andrews                        93,328,979           9,477,633
     Ernst Biekert, Ph.D.                99,612,179           3,194,433
     Jack Fishman, Ph.D.                 95,744,769           7,061,843
     Phillip Frost, M.D.                 93,287,817           9,518,795
     Jane Hsiao, Ph.D.                   99,650,165           3,156,447
     Isaac Kaye                          99,638,440           3,168,172

         There were no broker non-votes with respect to the foregoing matter.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS

        3.2       Amended and Restated By-Laws
        11        Computation of Earnings (Loss) Per Share
        27        Financial Data Schedule

(b)     REPORTS ON FORM 8-K

        No reports on Form 8-K were filed by the registrant during the three months ended September 30, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  IVAX CORPORATION

 Date:  November 14, 1997                         By: /S/ THOMAS E. BEIER
                                                      -------------------
                                                  Thomas E. Beier
                                                  Senior Vice President-Finance
                                                  Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT

3.2     Amended and Restated By-Laws
11      Computation of Earnings (Loss) Per Share
27      Financial Data Schedule