Form 10-K
period 1997-12-31
IVAX CORP /DE
filed 1998-03-31
CIK 772197

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                   ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997       COMMISSION FILE NUMBER 1-09623

                                IVAX CORPORATION

INCORPORATED UNDER THE LAWS OF THE         I.R.S. EMPLOYER IDENTIFICATION NUMBER
        STATE OF FLORIDA                                  16-1003559

                  4400 BISCAYNE BOULEVARD, MIAMI, FLORIDA 33137
                                  305-575-6000

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT

          Title of each class                            Name of each exchange
                                                          on which registered
     COMMON STOCK, PAR VALUE $.10                       AMERICAN STOCK EXCHANGE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [__]

         As of March 20, 1998, there were 119,840,795 shares of Common Stock outstanding.

         The aggregate market value of the voting stock held by non-affiliates of the registrant on March 20, 1998, was approximately $865.0 million.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Parts I, II and IV:        Portions of registrant's 1997 Annual Report to
                           Shareholders.
Part III:                  Portions of registrant's Proxy Statement for its 1998
                           Annual Meeting of Shareholders.

                                IVAX CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
                                     PART I

Item 1.  Business.........................................................   1
Item 2.  Properties.......................................................  15
Item 3.  Legal Proceedings................................................  16
Item 4.  Submission of Matters to a Vote of Security Holders..............  20

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters........................................................  21
Item 6.  Selected Financial Data..........................................  22
Item 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations..........................................  22
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.......  22
Item 8.  Financial Statements and Supplementary Data......................  22
Item 9.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure...........................................  22

                                    PART III

Item 10. Directors and Executive Officers of the Registrant...............  22
Item 11. Executive Compensation...........................................  22
Item 12. Security Ownership of Certain Beneficial Owners and Management...  22
Item 13. Certain Relationships and Related Transactions...................  23

                                     PART IV

Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K..  23

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         IVAX Corporation is a holding company with core subsidiaries engaged primarily in the research, development, manufacture and marketing of generic and branded pharmaceuticals. IVAX was incorporated in Florida in 1993, as successor to a Delaware corporation formed in 1985, and its principal executive offices are located at 4400 Biscayne Boulevard, Miami, Florida 33137; its telephone number is (305) 575-6000. All references to "IVAX" in this Form 10-K mean IVAX Corporation and its subsidiaries unless the context otherwise requires.

RESTRUCTURING PROGRAMS

         Beginning in the third quarter of 1996 and continuing throughout 1997, IVAX announced and initiated several restructuring programs in an effort to enhance operating efficiencies and reduce costs. These objectives are to be achieved through workforce reductions, facility consolidations and other cost saving measures throughout the organization, with primary emphasis on IVAX's United States generic pharmaceutical business. During this period, IVAX reduced its workforce from approximately 8,100 to approximately 4,500 employees, including reductions resulting from the sale of non-core businesses. Also during this period, IVAX closed certain of its United States pharmaceutical manufacturing facilities and consolidated its United States pharmaceutical distribution facilities into a single leased distribution center in Kenton County, Kentucky. IVAX also implemented strict controls on capital expenditures and working capital spending. IVAX's restructuring program anticipates the closure or sale of up to five additional manufacturing facilities by the end of 1998.

DISPOSITION OF NON-CORE BUSINESSES

         During 1997, IVAX's Board of Directors determined to refocus IVAX's business on branded and generic pharmaceuticals, and to divest its intravenous products, personal care products and specialty chemicals businesses. As a result of this determination, IVAX restated its financial statements to reflect these businesses as discontinued operations, and, unless otherwise noted, all of the financial information contained herein reflects this restatement. Effective May 30, 1997, IVAX sold McGaw, Inc. ("McGaw"), its intravenous products business. During the third quarter of 1997, IVAX completed the sale of a significant portion of the assets of its specialty chemicals business, and in February 1998, IVAX completed the divestiture of this business. IVAX is pursuing the sale of its personal care products business. These businesses accounted for approximately 30%, 42% and 37% of IVAX's consolidated net revenues before the restatements described above during the years ended December 31, 1997, 1996 and 1995, respectively (see "Discontinued Operations").

REFOCUS

         In connection with the restructuring programs described above, IVAX determined to refocus its business primarily in three areas: oncology products, respiratory products and specialty generic pharmaceuticals. IVAX's refocused strategy is to leverage its expertise and talent in each of these three areas. In the oncology area, IVAX intends to continue its efforts to bring its proprietary drug Paxene/Registered trademark/ to market and to license from others oncology compounds that will complement Paxene/Registered trademark/. In the respiratory area, IVAX intends to capitalize and expand on its expertise in mechanical devices and in developing respiratory products with propellants that do not contain chlorofluorocarbons ("CFCs"). In the generic drug area, IVAX is seeking to improve its worldwide generic drug business by supplementing its generic product portfolio through the development and introduction of specialty generic products that, because of one or more unique characteristics, are likely to encounter less intensive competition. Such products include those which are difficult to formulate or manufacture, which involve regulatory challenges or potential patent challenges, or for which limited raw material suppliers exist. IVAX believes that, by emphasizing the development of such products, it can mitigate the pricing pressure surrounding other generic drugs and thereby realize higher margins from the sale of generic drugs.

PHARMACEUTICALS

         IVAX's pharmaceutical business historically had grown through the development and acquisition of brand name, generic and over-the-counter pharmaceutical products, the license of technology and products from third parties, and the acquisition of other businesses. IVAX markets several brand name pharmaceutical products and a wide variety of generic and over-the-counter pharmaceutical products primarily in the United States and the United Kingdom. IVAX also maintains direct operations in Argentina, Canada, the Czech Republic, Hong Kong, Ireland, Italy, Germany, Poland, Russia, the Slovak Republic, and Uruguay, and markets its products through distributors or joint ventures in other foreign markets, including China.

BRAND NAME PRODUCTS

         In September 1997, IVAX sold the United States and Canadian marketing rights to its proprietary drug Elmiron/Registered trademark/, an innovative drug used for the treatment of interstitial cystitis; and the urological medications Bicitra/Registered trademark/, Polycitra/Registered trademark/, Polycitra-K Crystals/Registered trademark/, Polycitra-LC/Trademark/, Neutra-Phos/Registered trademark/, and Neutra-Phos-K/Trademark/, to ALZA Corporation ("ALZA"). IVAX retained the rights to these products outside of the United States and Canada. IVAX received $75.0 million in up-front payments and may receive additional fees based on the achievement of specified sales levels of Elmiron/Registered trademark/ during the next five years, as well as payments from ALZA based on sales of the products. No assurance can be given that IVAX will receive additional product fees and payments from ALZA.

         IVAX markets a number of brand name products treating a variety of conditions, primarily through its Baker Norton division in the United Kingdom and Ireland. These products are marketed by IVAX's direct sales force to physicians, pharmacies, hospitals, managed health care organizations and government agencies, and are sold primarily to wholesalers, distributors, hospitals and physicians. In the aggregate, the Baker Norton division of IVAX's United Kingdom business had 1997 net revenues of approximately $90.0 million, or 15% of IVAX's 1997 consolidated net revenues.

         IVAX has substantial expertise in the development, manufacture and marketing of respiratory drugs in metered dose inhaler ("MDI") formulations. IVAX holds patents on a breath activated MDI which is designed to overcome the difficulty many persons experience with conventional MDIs in attempting to coordinate their inhalation with the emission of the medication. IVAX's device, called Easi-Breathe/Trademark/, emits the medication automatically upon inhalation, minimizing coordination problems and better ensuring that the medication is delivered to the lungs. IVAX markets its Easi-Breathe/Trademark/ breath activated inhaler through its Baker Norton division. In December 1996,

IVAX licensed the Easi-Breathe/Trademark/ device to Glaxo Wellcome PLC for use with Glaxo Wellcome's range of inhaled compounds (including, among others, beclomethasone and salbutamol) mixed with CFC or hydrofluoroalkane ("HFA") propellants. The license generally grants Glaxo Wellcome the exclusive right to use the Easi-Breathe/Trademark/ device for these compounds on a worldwide basis. IVAX retained all rights to market all other compounds, branded or generic, in its Easi-Breathe/Trademark/ inhaler. The license term remains effective at least for the duration of the Easi-Breathe/Trademark/ patents, which expire in the year 2011. IVAX will receive a combination of fixed payments and annual volume and revenue related royalties under the license agreement. No assurance can be given regarding the amount of volume and revenue related royalties that IVAX will receive under the license agreement. Fixed payments under the license agreement are expected to total approximately $78.0 million during the term of the license, of which $26.5 million was received in 1996 and $8.2 was received in 1997.

GENERIC PRODUCTS

         Generic drugs are therapeutically equivalent to their brand name counterparts, but are generally sold at lower prices as alternatives to the brand name products. After giving effect to the restatement described above in "General - Disposition of Non-Core Businesses," approximately 49%, 62% and 61% of IVAX's consolidated net revenues for the years ended December 31, 1997, 1996 and 1995, respectively, were attributable to worldwide sales of generic prescription and over-the-counter drugs and vitamin supplements.

         During 1997, as part of its restructuring program, IVAX reduced the number of products in its United States generic pharmaceutical product line. In the United States, IVAX now manufactures and markets under the "Zenith Goldline" and "Goldline" names approximately 46 generic prescription drugs in capsule or tablet forms in an aggregate of approximately 99 dosage strengths. IVAX distributes in the United States (but does not manufacture) approximately 422 additional generic prescription and over-the-counter drugs and vitamin supplements, in various dosage forms, dosage strengths and package sizes. IVAX's domestic generic drug distribution network encompasses most classes of the pharmaceutical market, including wholesalers, retail drug chains, retail pharmacies, hospital groups, nursing home providers and government agencies. Approximately 52% of IVAX's 1997 United States generic pharmaceutical sales were made to the top five customers of that business, none of which individually represents more than 10% of IVAX's consolidated net revenues. The loss of any of these customers would have an adverse effect on IVAX's business and results of operations (see "Competition").

         In the United Kingdom, IVAX is the largest manufacturer and distributor of generic pharmaceuticals. IVAX manufactures and markets under the "Norton" trade name approximately 118 generic prescription and over-the-counter drugs in various dosage forms, dosage strengths and package sizes, constituting an aggregate of approximately 236 products. Such products are marketed to wholesalers, retail pharmacies, hospitals, physicians and government agencies. In addition, IVAX manufactures and markets primarily in the United Kingdom various "blow-fill-seal" pharmaceutical products, such as contact lens solutions, unit dose eye drops, solutions for injection or irrigation, and unit dose vials for nebulization to treat respiratory disorders. IVAX also contract manufactures pharmaceutical products in the United Kingdom and Ireland for other companies.

         In 1994, IVAX acquired a 60% interest in Galena a.s. ("Galena"), one of the oldest and more established pharmaceutical companies based in the Czech Republic. Through open market purchases made in 1995 and 1996, IVAX increased its ownership interest in Galena from 60% to 74%. Galena develops, manufactures and markets a variety of pharmaceutical and veterinary products, as well as raw materials used in the manufacture of pharmaceuticals, including cyclosporin and ergot alkaloids. Galena sells its products primarily in Eastern European countries, including Russia. As part of the acquisition, IVAX contributed to Galena rights to manufacture and market certain products and products under development in certain countries. Galena had 1997 net revenues, including intercompany sales, of $70.5 million.

         In March 1996, IVAX acquired Elvetium S.A. (Argentina) and Alet Laboratorios S.A.E.C.I. y E., both headquartered in Buenos Aires and engaged in the business of manufacturing and marketing pharmaceuticals in Argentina, and Elvetium S.A. (Uruguay), headquartered in Montevideo and engaged in the business of manufacturing and marketing pharmaceuticals in Uruguay. These companies had combined 1997 net revenues of $34.6 million.

         IVAX is a 50% partner in two Chinese joint ventures, one with the Peoples Republic of China named Beijing JiAi Pharmaceuticals Limited Liability Company, which manufactures and markets inhalation products for respiratory ailments, and the other with Kunming Pharmaceutical Factory named Kunming Baker Norton Pharmaceutical Co., Ltd., which manufactures and markets a variety of pharmaceutical products. These joint ventures had combined 1997 net revenues of $14.2 million.

OTHER BUSINESSES

VETERINARY PRODUCTS

         IVAX formulates, packages and distributes under the "DVM Pharmaceuticals" trade name various veterinary products in the United States, primarily dermatological products used for small companion animals. These products are marketed through IVAX's direct sales force and a national network of ethical veterinary distributors primarily to small animal practitioners. IVAX's veterinary products business had net revenues of $17.0 million, $15.0 million and $17.3 million for the years ended December 31, 1997, 1996 and 1995, respectively.

         In December 1997, IVAX announced that it executed a letter of intent regarding a business combination between its veterinary business and Orion Acquisition Corp. II, a publicly-held corporation which was capitalized in 1996 to serve as a vehicle to effect a business combination with an operating entity. Under the terms of the letter of intent, IVAX would own approximately 80% of the combined entity's outstanding common stock after giving effect to the transaction. The transaction is subject to a number of conditions including satisfactory completion of due diligence and negotiation and execution of a definitive agreement. There can be no assurance, therefore, that this transaction will be completed.

DIAGNOSTICS

         IVAX's diagnostics group develops, manufactures and markets diagnostic reagents and instrumentation. IVAX manufactures and markets a line of enzyme immunoassays ("EIAs") which are used to detect the presence of infectious and auto-immune diseases, and a line of auto-immune antigens, reagents and other related products. IVAX also manufactures and markets EIA instrumentation that allows the diagnostic group's EIA products to be run in an automated system format. The diagnostic group's products are marketed to clinical reference laboratories, hospital laboratories, research institutions and other commercial entities in the United States through IVAX's direct sales force. IVAX also markets these products, as well as diagnostic products manufactured by others, in Italy through a direct sales force to public hospitals and private medical laboratories. Sales of IVAX's diagnostic products are also made through independent distributors in various other foreign markets. IVAX's diagnostics group had net revenues of $8.1 million, $14.0 million and $14.8 million for the years ended December 31, 1997, 1996 and 1995, respectively.

DISCONTINUED OPERATIONS

         During 1997, IVAX's Board of Directors determined to divest its intravenous products, personal care products and specialty chemicals businesses. As a result, IVAX classified these businesses as discontinued operations. IVAX has completed the sale of its intravenous products and specialty chemicals businesses. IVAX continues to pursue the disposition of its personal care products business and expects to complete the disposition in 1998. See Note 5, Divestitures, and Note 7, Discontinued Operations, to the Consolidated Financial Statements and "Management's Discussion and Analysis of Results of Operations and Financial Condition" incorporated by reference from the 1997 Annual Report to Shareholders for additional information.

INTRAVENOUS PRODUCTS

         IVAX's intravenous products business manufactured and marketed a broad line of basic and specialty intravenous solutions, irrigation solutions, intravenous administration sets, infusion pumps and other infusion supplies and equipment, primarily to hospitals and alternate site health care locations in the United States and, through independent distributors, in various foreign markets. The intravenous products business had net revenues, including intercompany sales, of $140.6 million for the five months ended May 30, 1997, and $343.0 million and $340.0 million for the years ended December 31, 1996 and 1995, respectively.

         Effective May 30, 1997, IVAX sold McGaw, its intravenous products subsidiary, to B. Braun of America, Inc. ("B. Braun"), a subsidiary of B. Braun Melsungen AG, for $320 million in cash (subject to certain post-closing adjustments), additional payments of up to $80 million contingent upon the combined operating results of McGaw and B. Braun's principal United States operating subsidiary, and certain royalties based on sales of the Duplex/Trademark/ drug delivery system. The Duplex/Trademark/ system, presently in development by McGaw, is a multi-compartment intravenous drug delivery system devised for drugs that have limited stability after mixing. IVAX used the proceeds of the sale to pay off its revolving credit facility. There can be no assurance that B. Braun and McGaw will achieve combined operating results sufficient to result in payment of any or all of the $80 million contingent payments described above, or that B. Braun and McGaw will receive approval to market any drugs in the Duplex/Trademark/ system or that such product may be successfully marketed, because of, among other things, competitive conditions in the intravenous products industry and uncertainties associated with product development and the regulatory approval process.

SPECIALTY CHEMICALS

         IVAX's specialty chemicals group manufactured and marketed, primarily in the United States and Canada, several hundred chemical products in three distinct market segments: vacuum pump fluids, textile and denim products, and cleaning products. IVAX's specialty chemicals group had net revenues, including intercompany sales, of $41.6 million for the period in 1997 during which such businesses were owned by IVAX, and $67.9 million and $66.9 million for the years ended December 31, 1996 and 1995, respectively.

         During the third quarter of 1997, IVAX completed the sale of a significant portion of the assets of its specialty chemicals business in three separate transactions in which IVAX received an aggregate of approximately $41.1 million in cash. In February 1998, IVAX completed the divestiture of its specialty chemicals business by selling its vacuum pump fluids business for approximately $3.9 million (subject to certain post-closing adjustments). IVAX retained certain real estate assets of the specialty chemicals business which it is seeking to sell.

PERSONAL CARE PRODUCTS

         IVAX's personal care products group develops, manufactures and markets a variety of personal care products, primarily within the United States. IVAX markets over 250 products in three principal areas: hair care products designed primarily for African American consumers, cosmetic products designed primarily for dark-skinned women, and corrective cosmetics. Hair care products for the retail consumer market are sold principally through distributors servicing national and regional drug, grocery and mass merchandising chains. Professional products are sold mainly through distributors serving beauty salons and barber shops. IVAX's cosmetic products are marketed through department stores, major retailers, drug stores, mass merchandisers and food stores. IVAX's line of corrective cosmetics is sold in major department stores and mass merchandising outlets. A portion of IVAX's personal care products are manufactured to IVAX's specifications by third parties. IVAX's personal care products group had net revenues, including intercompany sales, of $73.9 million, $80.0 million and $65.4 million for the years ended December 31, 1997, 1996 and 1995, respectively.

RESEARCH AND DEVELOPMENT

         For the years ended December 31, 1997, 1996 and 1995, IVAX spent $53.4 million, $51.7 million and $45.6 million, respectively, for company-sponsored research and development activities. In 1997, 97% of such amount was dedicated to pharmaceutical research and development. From time to time, IVAX may supplement its research and development efforts by entering into research and development agreements, joint ventures and other collaborative arrangements with other companies to defray the cost of product development. IVAX intends to pursue a balanced strategy of developing proprietary pharmaceutical products with an emphasis on the oncology and respiratory fields, as well as generic pharmaceutical products with an emphasis on specialty generics (see "General - Refocus").

         Statements in this Form 10-K concerning the timing of regulatory filings and approvals are forward looking statements which are subject to risks and uncertainties. The length of time necessary to complete clinical trials and from submission of an application for market approval to a final decision by a regulatory authority varies significantly. No assurance can be given that IVAX will successfully complete the development of products under development, that IVAX will be able to obtain regulatory approval for any such product, or that any approved product may be produced in commercial quantities, at reasonable costs, and be successfully marketed. Similarly, there can be no assurance that IVAX's competitors will not develop and introduce products that will adversely affect IVAX's business and results of operations.

PROPRIETARY PHARMACEUTICALS

         IVAX is committed to the cost-effective development of proprietary pharmaceuticals directed primarily towards indications having relatively large patient populations or for which limited or inadequate treatments are available. IVAX seeks to accelerate product development and introduction by in-licensing compounds, especially after clinical testing has begun, and by developing new dosage forms of existing products or new therapeutic indications for existing products. IVAX intends to emphasize the development of drug products in the oncology and respiratory fields, and has a variety of proprietary pharmaceuticals in varying stages of development.

         ELMIRON/Registered trademark/. IVAX received its first United States approval to market a proprietary drug in September 1996, when the United States Food and Drug Administration (the "FDA") cleared IVAX's New Drug Application ("NDA") for the marketing of its patented prescription medication Elmiron/Registered trademark/ (pentosan polysulfate sodium). Elmiron/Registered trademark/ is approved in the United States and Canada for the treatment of interstitial cystitis, a chronic, progressive and debilitating urinary bladder disease afflicting primarily women. In September 1997, IVAX sold the marketing rights to Elmiron/Registered trademark/ and certain other products in the United States and Canada to ALZA, but retained such rights outside the United States and Canada. See "Pharmaceuticals - Brand Name Products" above for a more complete description of this transaction. IVAX has identified a number of other potential uses for Elmiron/Registered trademark/, and has conducted studies in collaboration with the National Institute of Diabetes and Digestive and Kidney Diseases (NIDDK) of the National Institutes of Health (NIH) regarding kidney disease and atherosclerosis. Based on these studies, IVAX has concluded that Elmiron/Registered trademark/ merits further investigation as a potential treatment for kidney disease and atherosclerosis in humans. As part of the ALZA transaction, IVAX and ALZA agreed to collaborate in the development of Elmiron/Registered trademark/ to treat conditions other than interstitial cystitis. ALZA has marketing rights to Elmiron/Registered trademark/ for all indications in the United States and Canada.

         PAXENE/Registered trademark/. Paxene/Registered trademark/, IVAX's tradename for paclitaxel, is an unpatented compound which, in clinical trials sponsored by the National Cancer Institute, exhibited promising results in the treatment of ovarian and breast cancer and aids-related Kaposi's sarcoma ("KS"). Bristol-Myers Squibb Company ("Bristol-Myers") currently markets a product containing paclitaxel under the brand name Taxol/Registered trademark/ for the treatment of ovarian and breast cancers and KS.

         IVAX submitted an NDA for Paxene/Registered trademark/ for the treatment of KS in March 1997, and in December 1997, the FDA determined Paxene/Registered trademark/ to be safe and effective for the treatment of KS, but indicated that Paxene/Registered trademark/ could not be finally approved for this indication until August 4, 2004. The delay in final approval is due to a seven-year market exclusivity period granted to Taxol/Registered trademark/ under the Orphan Drug Act, which was approved for KS earlier in 1997. IVAX is exploring alternate strategies to market Paxene/Registered trademark/ for KS in advance of the expiration of Taxol/Registered trademark/'s exclusivity period. Taxol/Registered trademark/'s market exclusivity does not apply to NDAs or Abbreviated New Drug Applications ("ANDAs") for the use of paclitaxel to treat indications other than KS and does not apply in any market other than the United States. IVAX filed an ANDA for paclitaxel in December 1997 and filed an application for regulatory approval of Paxene/Registered trademark/ to treat KS in the European Union in 1997. IVAX has also conducted clinical studies of Paxene/Registered trademark/ for other indications, and intends to file an NDA for the use of Paxene/Registered trademark/ to treat one or more of such other indications. Bristol-Myers has obtained numerous patents relating to paclitaxel, including patents covering the production of paclitaxel, its administration to patients and its formulation. Even if IVAX's NDA for Paxene/Registered trademark/ or its ANDA for paclitaxel is approved, IVAX will not be able to market paclitaxel if Bristol-Myers successfully enforces such patents against IVAX. In addition, under the Waxman-Hatch Act, if Bristol-Myers sues IVAX within a certain period of time, IVAX's paclitaxel ANDA may not be approved by the FDA until the earlier of August 2000 or the date when a court finally determines that certain of Bristol-Myers' patents are either unenforceable or not infringed by IVAX's product (see "Governmental Regulation").

         ORAL PAXENE/Registered trademark/. Presently, paclitaxel is marketed only in injectible form. IVAX is developing an oral formulation of Paxene/Registered trademark/ that IVAX believes may provide significant advantages over the injectible dosage form in terms of patient convenience and reduced side-effects. IVAX is currently conducting human clinical trials to test the safety and efficacy of oral Paxene/Registered trademark/, and in a single dose proof-of-concept study, IVAX has determined that it is possible to achieve therapeutic levels of paclitaxel via oral administration. It is, however, premature to conclude that the drug is safe and effective when administered orally.

         INHALATION AEROSOL PRODUCTS. IVAX is continuing to develop the Easi-Breathe/Trademark/ inhaler for use with compounds not subject to the Glaxo Wellcome license (see "Pharmaceuticals - Brand Name Products"). During 1996, IVAX commenced marketing the asthma drug Cromogen/Trademark/ (sodium cromoglycate) in the Easi-Breathe/Trademark/ inhaler in the United Kingdom and Ireland. In light of international agreements calling for the eventual phase out of CFCs, IVAX is developing inhalation aerosol products which do not contain CFCs. In 1997, IVAX received regulatory approval to market CFC-free beclomethasone in Ireland (in its standard MDI and its Easi-Breathe/trademark/ inhaler) and France (in its standard MDI), the first such approval for any company anywhere in the world. Glaxo Wellcome has the exclusive right to market this product in the Easi-Breathe/trademark/ inhaler pursuant to the license agreement discussed above. Also, IVAX has developed a multi-dose dry powder inhaler ("MDPI") which uses no gas propellant at all and is believed to have superior dosing accuracy than competing models. In 1996, IVAX commenced clinical trials in the United Kingdom for budesonide in IVAX's MDPI. In developing environmentally friendly, non-CFC containing formulations for MDIs, IVAX and many of its competitors have obtained or licensed patents on formulations containing alternative propellants. There are many existing patents covering the use of hydrofluoroalkane with pharmaceuticals, and successful product development by IVAX may require that IVAX incur substantial expense in seeking to develop formulations that do not infringe competitors' patents, or that IVAX license or invalidate such patents. IVAX successfully invalidated certain relevant United Kingdom and European patents in the United Kingdom during 1997, but there can be no assurance that it will be successful in defeating the corresponding patents in the United States or other foreign jurisdictions.

GENERIC PHARMACEUTICALS

         IVAX also develops generic pharmaceutical products. IVAX is seeking to supplement its portfolio of generic products by emphasizing the development of "specialty generics," defined as those products which, because of one or more unique characteristics, are likely to encounter less intensive competition. Such drugs include those which are difficult to formulate or manufacture, which involve regulatory challenges or potential patent challenges, or for which limited raw material suppliers exist. By emphasizing the development of specialty generics, IVAX seeks to introduce generic products that its competitors cannot easily develop and thereby obtain higher margins from sales of its generic products. In addition, in evaluating which generic pharmaceutical product development projects to undertake, IVAX considers whether the new product, once developed, will complement other IVAX products in the same therapeutic family, or will otherwise assist in making IVAX's product line more complete. Developing specialty generic pharmaceutical products involves a greater degree of risk than developing common generic pharmaceutical products and will require substantial time and resources. No assurance can be given that IVAX will successfully build a consistent, profitable pipeline of specialty generics or be able to obtain regulatory approval to market any such products.

         During 1997, IVAX received final FDA approval of 8 ANDAs relating to 7 chemical compounds, and approval of 18 Abridged Product License Applications ("APLAs"), the United Kingdom equivalent of an ANDA, from the United Kingdom Medicines Control Agency (the "MCA") relating to 11 chemical compounds. As of March 20, 1998, IVAX had received final FDA approval in 1998 of one ANDA relating to one chemical compound and had 10 ANDAs relating to 9 chemical compounds pending at the FDA, and 2 APLAs relating to 2 chemical compounds pending at the MCA. The products covered by IVAX's pending ANDAs do not constitute specialty generics.

GOVERNMENTAL REGULATION

         IVAX's pharmaceutical and diagnostic operations are subject to extensive regulation by governmental authorities in the United States and other countries with respect to the testing, approval, manufacture, labeling, marketing and sale of pharmaceutical and diagnostic products. IVAX devotes significant time, effort and expense addressing the extensive government regulations applicable to its business, and in general, the trend is towards more stringent regulation.

         The FDA requires extensive testing of new pharmaceutical products to demonstrate that such products are both safe and effective in treating the indications for which approval is sought. Testing in humans may not be commenced until after an Investigational New Drug exemption is granted by the FDA. An NDA must be submitted to the FDA for new drugs that have not been previously approved by the FDA and for new combinations of, and new indications and new delivery methods for, previously approved drugs. Three phases of clinical trials must be successfully completed before an NDA is approved: phase I clinical trials, which involve the administration of the drug to a small number of healthy subjects to determine safety, tolerance, absorption and metabolism characteristics; phase II clinical trials, which involve the administration of the drug to a limited number of patients for a specific disease to determine dose response, efficacy and safety; and phase III clinical trials, which involve the study of the drug to gain confirmatory evidence of efficacy and safety from a wide base of investigators and patients. In the case of a drug that has been previously approved by the FDA, an abbreviated approval process is available. For such drugs an ANDA may be submitted to the FDA for approval. For an ANDA to be approved, the drug must be shown to be bioequivalent to the previously approved drug. The NDA and ANDA approval process generally takes a number of years and involves the expenditure of substantial resources. There can be no assurance that the time and resources devoted to seeking regulatory approval for new products will result in product approvals or earnings.

         The owner of an approved drug is required to list with the FDA all patents which cover the approved drug and its approved uses. A company filing an ANDA and seeking approval to market a product before expiration of all listed patents must certify that such patents are invalid or will not be infringed by the manufacture, use or sale of the applicant's product, and must notify the patent owner and the owner of the approved drug of its filing. If the approved drug owner sues the ANDA filer for patent infringement within 45 days after it receives such notice, then the FDA will not finally approve the ANDA until the earlier of 30 months from the date the approved drug owner receives such notice or the date when a court finally determines that the applicable patents are either invalid or would not be infringed by the applicant's product. As a result, generic drug manufacturers, including IVAX, are often involved in lengthy, expensive patent litigation against brand name drug companies that have considerably greater resources and that are typically inclined to actively pursue patent litigation in an effort to protect their franchises.

         IVAX's diagnostic products are considered medical devices, which require either a 510(k) premarket notification clearance ("510(k)") or an approved Premarket Approval Application ("PMA") from the FDA prior to marketing. A product qualifies for a 510(k) if it is substantially equivalent to another medical device that was on the market prior to May 28, 1976 and does not now have a PMA or has previously received 510(k) premarket notification clearance and is lawfully on the market. The 510(k) approval process can take several months and may involve the submission of data demonstrating its equivalency to similar products in the market together with other supporting information. An approved PMA application indicates that the FDA has determined that a device has been proven to be safe and effective for its intended use. The PMA process typically can last several years and requires the submission of significant quantities of preclinical and clinical data as well as manufacturing and other information.

         On an ongoing basis, the FDA reviews the safety and efficacy of marketed pharmaceutical products and products considered medical devices and monitors labeling, advertising and other matters related to the promotion of such products. The FDA also regulates the facilities and procedures used to manufacture pharmaceutical and diagnostic products in the United States or for sale in the United States. Such facilities must be registered with the FDA and all products made in such facilities must be manufactured in accordance with "good manufacturing practices" established by the FDA. Compliance with good manufacturing practices guidelines requires the dedication of substantial resources and requires significant costs. The FDA periodically inspects IVAX's manufacturing facilities and procedures to assure compliance. The FDA may cause a recall or withdraw product approvals if regulatory standards are not maintained. FDA approval to manufacture a drug is site specific. In the event an approved manufacturing facility for a particular drug becomes inoperable, obtaining the required FDA approval to manufacture such drug at a different manufacturing site could result in production delays, which could adversely affect IVAX's business and results of operations.

         In connection with its activities outside the United States, IVAX is also subject to regulatory requirements governing the testing, approval, manufacture, labeling, marketing and sale of pharmaceutical and diagnostic products, which requirements vary from country to country. Whether or not FDA approval has been obtained for a product, approval of the product by comparable regulatory authorities of foreign countries must be obtained prior to marketing the product in those countries. The approval process may be more or less rigorous from country to country, and the time required for approval may be longer or shorter than that required in the United States. No assurance can be given that clinical studies conducted outside of any country will be accepted by such country, and the approval of any pharmaceutical or diagnostic product in one country does not assure that such product will be approved in another country.

         The federal and state governments in the United States, as well as many foreign governments, including the United Kingdom, from time to time explore ways to reduce medical care costs through health care reform. These efforts have resulted in, among other things, government policies that encourage the use of generic drugs rather than brand name drugs to reduce drug reimbursement costs. Virtually every state in the United States has a generic substitution law which permits the dispensing pharmacist to substitute a generic drug for the prescribed brand name product. The debate to reform the United States' health care system is expected to be protracted and intense. Due to uncertainties regarding the ultimate features of reform initiatives and their enactment and implementation, IVAX cannot predict what impact any reform proposal ultimately adopted may have on the pharmaceutical or diagnostic industries or on the business or operating results of IVAX.

RAW MATERIALS

         Raw materials essential to IVAX's business are generally readily available from multiple sources. Certain raw materials and components used in the manufacture of IVAX's products are, however, available from limited sources, and in some cases, a single source. Any curtailment in the availability of such raw materials could be accompanied by production or other delays, and, in the case of products for which only one raw material supplier exists, could result in a material loss of sales, with consequent adverse effects on IVAX's business and results of operations. In addition, because raw material sources for pharmaceutical products must generally be approved by regulatory authorities, changes in raw material suppliers may result in production delays, higher raw material costs and loss of sales and customers. IVAX obtains a significant portion of its raw materials from foreign suppliers, and its arrangements with such suppliers are subject to, among other things, FDA, customs and other government clearances, duties and regulation by the countries of origin.

COMPETITION

         The pharmaceutical industry is highly competitive and includes numerous established pharmaceutical companies, many of which have considerably greater financial, technical, clinical, marketing and other resources and experience than IVAX. The markets in which IVAX competes are undergoing, and are expected to continue to undergo, rapid and significant technological change, and IVAX expects competition to intensify as technological advances are made. IVAX intends to compete in this marketplace by developing or licensing pharmaceutical products that are either patented or proprietary and which are primarily for indications having relatively large patient populations or for which limited or inadequate treatments are available, and, with respect to generic pharmaceuticals, by developing therapeutic equivalents to previously patented products which, because of one or more unique characteristics, are expected to have less intensive competition. There can be no assurance, however, that developments by others will not render IVAX's pharmaceutical products or technologies obsolete or uncompetitive.

         In addition to product development, other competitive factors in the pharmaceutical industry include product quality and price, customer service, and reputation. Price is a key competitive factor in the generic pharmaceutical business. To effectively compete on the basis of price and remain profitable, a generic drug manufacturer must manufacture its products in a cost-effective manner. IVAX's manufacturing costs have had a negative impact on its operating results, and the restructuring programs initiated in 1996 and 1997 were aimed, in part, at reducing IVAX's manufacturing costs.

         Revenues and gross profit derived from generic pharmaceutical products tend to follow a pattern based on regulatory and competitive factors unique to the generic pharmaceutical industry. As patents for brand name products and related exclusivity periods mandated by regulatory authorities expire, the first generic manufacturer to receive regulatory approval for generic equivalents of such products is usually able to achieve relatively high market share, revenues and gross profit. As other generic manufacturers receive regulatory approvals, sales volumes, market share and prices typically decline. Accordingly, the level of revenues and gross profit attributable to generic products developed and manufactured by IVAX is dependent, in part, on IVAX's ability to maintain a pipeline of products in development and to develop and rapidly introduce new products, the timing of regulatory approval of such products, the number and timing of regulatory approvals of competing products, and IVAX's ability to manufacture such products efficiently. Because of the regulatory and competitive factors discussed above, IVAX's revenues and results of operations historically have fluctuated from period to period. IVAX expects this fluctuation to continue as long as a significant part of its revenues are generated from sales of generic pharmaceuticals.

         In addition to competition from other generic drug manufacturers, IVAX faces competition from brand name companies as they increasingly sell their products into the generic market directly by establishing, acquiring or forming licensing or business arrangements with generic pharmaceutical companies. No regulatory approvals are required for a brand name manufacturer to sell directly or through a third party to the generic market, nor do such manufacturers face any other significant barriers to entry into such market. In addition, brand name companies are increasingly pursuing strategies to prevent or delay the introduction of generic competition. These strategies include, among other things, seeking to establish regulatory obstacles to the demonstration of the bioequivalence of generic drugs to their brand name counterparts, and instituting legal actions based on process or other patents that allegedly are infringed by the generic products.

         During 1996 and 1997, certain national drug wholesalers instituted programs designed to provide cost savings to independent retail pharmacies on their purchases of certain generic pharmaceutical products. Pursuant to the programs, retail pharmacies generally agreed to purchase their requirements of generic pharmaceutical products from one wholesaler and permitted the wholesaler to select the product suppliers. Each wholesaler encouraged generic drug suppliers to participate in its program by offering to purchase the wholesaler's requirements of particular products from a single supplier. The programs encouraged generic drug suppliers to aggressively bid to be the exclusive supplier of products under the programs. The existence of the programs also resulted in reduced prices to non-wholesaler customers. As a result of the institution of the programs, the generic drug industry experienced a significant reduction in the prices charged by suppliers for many generic pharmaceutical products during the second and third quarters of 1996. Price declines continued throughout 1997, but at a slower rate than in 1996.

         A significant amount of IVAX's United States generic pharmaceutical sales are made to a relatively small number of drug wholesalers and retail drug chains, which represent an essential part of the distribution chain of pharmaceutical products in the United States. Both of these industries have undergone, and are continuing to undergo, significant consolidation, which has resulted in IVAX's customers gaining more purchasing leverage and consequently increasing the pricing pressures facing IVAX's United States generic pharmaceutical business. Further consolidation among IVAX's customers may result in even greater pricing pressures and correspondingly reduce the gross margins of this business, and may also cause such customers to reduce their purchases of IVAX's products.

         Other competitive factors affecting IVAX's business include the prevalence and influence of managed care organizations and similar institutions that are able to seek price discounts on pharmaceutical products. As the influence of these entities continues to grow, IVAX may face increased pricing pressure on the products it markets.

PATENTS AND TRADEMARKS

         IVAX seeks to obtain patent protection on its products and products under development where possible. IVAX currently owns or is licensed under various United States, United Kingdom and other foreign patents and patent applications covering certain of its products, products under development, product uses and manufacturing processes. Protection for individual products, product uses or manufacturing processes extends for varying periods in accordance with the date of grant and the legal life of the patents in the various countries. The protection afforded, which may also vary from country to country, depends on the type of patent and its scope of coverage. There is no assurance that patents will be issued on pending applications or as to the scope or degree of protection patents will afford IVAX, or that IVAX's patents will be held valid by a court of competent jurisdiction. Although IVAX believes that its patents and licenses are important to its business, no single patent or license is currently material in relation to IVAX's business as a whole. Any litigation regarding IVAX's patents could result in substantial cost to IVAX.

         IVAX sells certain of its products under trademarks and seeks to obtain protection for its trademarks by registering them in the United States, United Kingdom and other countries where the products are marketed. At present, IVAX does not consider its trademarks, individually or in the aggregate, to be material in relation to its business as a whole. The trademarks of the personal care products group, however, are well established and recognized within its industry, and IVAX believes that in the aggregate such trademarks are of material importance to the personal care products group.

         IVAX's success also depends on trade secrets which, in some cases, cannot be patented or as to which seeking patents may harm IVAX's competitive position. While IVAX generally requires its employees, advisors and consultants to execute confidentiality agreements prohibiting such persons from disclosing IVAX's trade secrets or using them in a manner harmful to IVAX, there can be no assurance that these agreements will provide adequate protection or that IVAX can meaningfully protect its proprietary interest in unpatented trade secrets.

LICENSING

         IVAX has obtained licenses to technology and compounds for development into new pharmaceutical products from various inventors, universities and the United States Government, and will continue to seek new licenses from such parties and others, including pharmaceutical companies. Generally, these licenses grant IVAX the right to complete development efforts initiated by others and to market any resulting products. IVAX generally is required to pay a royalty based on sales of the product. There can be no assurance that any licenses desired by IVAX will be obtainable on commercially reasonable terms or that any licensed patents or proprietary rights will be valid and enforceable. IVAX also grants licenses to other pharmaceutical companies relating to technologies or compounds under development and, in some cases, finished products. Generally, these licenses grant the licensees the right to complete development work of the technology or compound, or obtain regulatory approvals of a product, and thereafter market the product in specified territories. These licenses often involve the payment of an up-front fee and fees upon completion of certain development milestones, and also provide for the payment of royalties based on sales of the product. IVAX often retains the right to supply the product to the licensees.

SEASONALITY

         While certain of IVAX's individual products may have a degree of seasonality, there are no significant seasonal aspects to IVAX's business, except that sales of pharmaceutical products indicated for colds and flu symptoms are higher during the fourth quarter as customers supplement inventories in anticipation of the cold and flu season.

ENVIRONMENT

         IVAX believes that its operations comply in all material respects with applicable laws and regulations concerning the environment. While it is impossible to accurately predict the future costs associated with environmental compliance and potential remediation activities, compliance with environmental laws is not expected to require significant capital expenditures and has not had, and is not presently expected to have, a material adverse affect on IVAX's earnings or competitive position.

EMPLOYEES

         As of February 28, 1998, IVAX had approximately 4,500 full time employees, of which approximately 2,700 were engaged in research and development, production and associated support, 900 were engaged in sales, marketing and distribution, and 900 were engaged in finance and general administration. The employees were divided approximately as follows: 1,270 in domestic pharmaceuticals, 2,650 in international pharmaceuticals, 320 in personal care products, 100 in diagnostics, 80 in veterinary and 80 in corporate. The foregoing information includes approximately 940 employees of Galena, which is owned 74% by IVAX. IVAX's recent financial results and workforce reductions have negatively impacted employee morale and have created employee recruitment and retention issues that could have a negative impact on IVAX's business and operating results.

YEAR 2000 COMPLIANCE

         IVAX has engaged a consultant to assist in evaluating its computer systems and facilities for any potential Year 2000 compliance issues. IVAX has determined that a portion of its operating systems and equipment require modification or replacement to ensure that they will be capable of recognizing and processing dates beyond December 31, 1999. IVAX believes, based on existing information, that its Year 2000 compliance issues can be mitigated, and it has developed a plan to implement the required system and equipment modifications and replacements. IVAX is also coordinating with its customers, suppliers and other persons with which it interacts electronically to coordinate its Year 2000 compliance program.

         IVAX anticipates that it will spend up to $15.0 million over the next two years in connection with its plan to implement the required system and equipment modifications and replacements. Amounts spent on modifying existing systems and equipment will be expensed as incurred, and the cost of any new software and equipment purchased will be capitalized. IVAX expects to complete the implementation of its system and equipment modifications or replacements by mid-1999. The expected costs of the Year 2000 compliance program and the date on which IVAX expects to complete the implementation of the plan are based on management's best estimates and involve certain assumptions, and actual results could differ materially from the estimates set forth herein. There can be no assurance that IVAX's Year 2000 compliance program will be successful. In addition, the implementation of new information systems and the modification or replacement of equipment involves risks that the systems and equipment will not perform as expected and that productivity may suffer until employees are properly trained. No assurance can be given that any such implementation will not adversely affect IVAX's operations.

RISK OF PRODUCT LIABILITY CLAIMS

         Testing, manufacturing and marketing pharmaceutical products subjects IVAX to the risk of product liability claims. IVAX is a defendant in a number of product liability cases, none of which IVAX believes will have a material adverse effect on IVAX's business, financial condition or results of operations. IVAX believes that it maintains an adequate amount of product liability insurance, but there can be no assurance that its insurance will cover all existing and future claims or that IVAX will be able to maintain existing coverage or obtain additional coverage at reasonable rates. There can be no assurance that claims arising under any pending or future product liability cases, whether or not covered by insurance, will not have a material adverse effect on IVAX's business, financial condition or results of operations.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Except for historical information contained herein, the matters discussed herein are forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting IVAX's operations, markets, products and prices, and other factors discussed elsewhere in this report and the documents filed by IVAX with the Securities and Exchange Commission ("SEC"). These factors may cause IVAX's results to differ materially from the statements made in this report or otherwise made by or on behalf of IVAX.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

         Specific financial information with respect to IVAX's foreign and domestic operations is provided in Note 13, Geographic Information, in the Notes to Consolidated Financial Statements incorporated by reference to page 41 of IVAX's 1997 Annual Report to Shareholders.

ITEM 2.  PROPERTIES

         IVAX owns or leases an aggregate of approximately 3.3 million square feet of space in Argentina, Canada, Germany, Hong Kong, Ireland, Italy, Poland, Russia, the Slovak Republic, the United Kingdom, the United States, and Uruguay, which is used by the pharmaceutical business (82%), the personal care products business (7%), and the diagnostics business (2%). The remaining portion (9%) was used by the specialty chemicals business. In connection with the sale of the specialty chemicals business, IVAX retained ownership of its manufacturing facilities in Rock Hill, South Carolina and Marion, Ohio, and is pursuing the sale of these facilities. IVAX believes its facilities are in satisfactory condition, are suitable for their intended use and, in the aggregate, have capacities in excess of those necessary to meet IVAX's present needs.

         IVAX operates sixteen pharmaceutical manufacturing facilities, two of which are located in each of Waterford, Ireland; Miami, Florida; and London, England; and one of which is located in each of Kirkland, Canada; Buenos Aires, Argentina; Northvale, New Jersey; St. Croix, Virgin

Islands; Cidra, Puerto Rico; Syosset, New York; Falkenhagen, Germany; Harlow, England; Runcorn, England; and Montevideo, Uruguay. IVAX's personal care products manufacturing facility is located in Chicago, Illinois. IVAX's diagnostics manufacturing facilities are located in Miami, Florida and Springdale, Arkansas. IVAX owns its Chicago, Miami, Kirkland, Buenos Aires, Cidra, Syosset, and Falkenhagen manufacturing facilities, and leases its remaining manufacturing facilities.

         In connection with restructuring programs instituted by IVAX in 1996 and 1997 to, among other things, reduce costs and improve efficiencies in its United States generic pharmaceutical operations, IVAX is consolidating certain of its facilities. IVAX closed its Shreveport, Louisiana pharmaceutical manufacturing facility in the fourth quarter of 1996; consolidated its United States pharmaceutical distribution facilities into a single leased distribution center in Kenton County, Kentucky in 1997; closed its Ft. Lauderdale, Florida office, packaging and warehouse facility and its Syosset, New York pharmaceutical manufacturing facility in the first quarter of 1998; is pursuing the sale of its Kirkland, Canada pharmaceutical manufacturing facility; expects to close one of its London, England manufacturing facilities in 1998; and may sell its Falkenhagen, Germany facility and one of its Miami, Florida manufacturing facilities before the end of 1998. Production from those facilities has been or will be transferred to other IVAX facilities.

         IVAX maintains sales offices and distribution centers in Argentina, China, Hong Kong, Italy, Poland, Russia, Uruguay, and various parts of the United States and the United Kingdom, most of which are held pursuant to leases. None of such leases are material to IVAX.

         A portion of IVAX's pharmaceutical manufacturing capacity and its research and development activities, as well as its corporate headquarters and other critical business functions are located in areas subject to hurricane casualty risk. Although IVAX has certain limited protection afforded by insurance, IVAX's business, earnings and competitive position could be materially adversely affected in the event of a major windstorm.

ITEM 3.  LEGAL PROCEEDINGS

         In late April 1995, Zenith Laboratories, Inc., a wholly-owned subsidiary of IVAX ("Zenith"), received approvals from the FDA to manufacture and market the antibiotic cefaclor in capsule and oral suspension formulations. Cefaclor is the generic equivalent of Ceclor/Registered trademark/, a product of Eli Lilly and Company ("Lilly"). On April 27, 1995, Lilly filed a lawsuit against Zenith and others styled ELI LILLY AND COMPANY V. AMERICAN CYANAMID COMPANY, BIOCRAFT LABORATORIES, INC., ZENITH LABORATORIES, INC. AND BIOCHIMICA OPOS S.p.A. in the United States District Court for the Southern District of Indiana, Indianapolis Division. In general, the lawsuit alleges that Biochimica Opos S.p.A. ("Opos"), Zenith's cefaclor raw material supplier, manufactured cefaclor raw material in a manner which infringed two process patents owned by Lilly, and that Zenith and the other defendants knowingly and willfully infringed and induced Opos to infringe the patents by importing the raw material into the United States. The lawsuit seeks to enjoin Zenith and the other defendants from infringing or inducing the infringement of the patents and from making, using or selling any product incorporating the raw material provided by Opos, and seeks an unspecified amount of monetary damages and the destruction of all cefaclor raw material manufactured by Opos and imported into the United States. In August 1995, the Court denied Lilly's motion for preliminary injunction which sought to prevent Zenith from selling cefaclor until the merits of Lilly's allegations could be determined at trial. On May 10, 1996, the United States Court of Appeals for the Federal Circuit affirmed the district court's denial of Lilly's motion for preliminary injunction. On February 28,

1997, Lilly filed an amended complaint which alleges the infringement of an additional patent, and also filed a motion to add to the lawsuit additional defendants who are not affiliated with IVAX or Zenith. Zenith ceased selling cefaclor in January 1997, when it announced a recall in the United States of cefaclor as a result of the recall by Opos of the raw material used to manufacture the product.

         On April 18, 1997, Lilly filed a complaint in the United States District Court for the District of New Jersey styled ELI LILLY AND COMPANY V. ROUSSEL CORP., ET AL against various defendants, including Zenith. With respect to Zenith, the complaint asserts claims for violation of the Lanham Act, unfair competition under New Jersey state law, common law unfair competition and unjust enrichment. Also named as defendants are Roussel Corporation, Roussel UCLAF Holdings Corporation, Roussel UCLAF S.A., Hoechst Marion Roussel North America, and Biochimica Opos S.p.A. (collectively, the "Roussel Defendants"), The Rugby Group, Inc., and Rugby Laboratories, Inc. (collectively, "Rugby"), and American Home Products Corporation and American Cyanamid Company (collectively, the "American Home Defendants"). The claims asserted against the American Home Defendants and Rugby are essentially the same as those asserted against Zenith. Additional claims are asserted against the Roussel Defendants, including fraud, negligent misrepresentation, common law conspiracy, tortious interference with business relations, and violations of both the federal and state Racketeer Influenced And Corrupt Organizations Acts. All of the asserted claims arise out of what Lilly contends were fraudulent misrepresentations to Lilly and the FDA by Opos regarding the methods utilized by Opos to manufacture bulk cefaclor and the location of the manufacturing facility of such cefaclor. According to Lilly, through these alleged misrepresentations, Opos fraudulently obtained approval from FDA to market bulk cefaclor in the United States. The claims asserted against Zenith are predicated on Zenith's sale in the United States of retail dosage units of cefaclor manufactured using Opos' bulk cefaclor. Lilly alleges that Zenith, in marketing and selling retail dosage units of cefaclor manufactured from Opus' bulk cefaclor, used false and misleading descriptions and representations regarding Zenith's cefaclor product. The relief sought by Lilly against Zenith, jointly and severally with the American Home Defendants and Rugby, is an accounting to Lilly for any and all profits derived by Zenith from the sale of cefaclor and an award of damages to Lilly, in an unspecified amount, allegedly sustained by Lilly as a result of Zenith's alleged acts of misrepresentation and unfair competition. Lilly further seeks an award of treble damages and litigation costs, including attorneys' fees and interest. Under its unjust enrichment claim, Lilly seeks restitution in an unspecified amount against Zenith, jointly and severally with the other defendants. Zenith filed a motion to dismiss the action in August 1997, which motion remains pending.

         In July 1994, an action styled ABS MB INVESTMENT LIMITED PARTNERSHIP AND ABS MB LTD. VS. IVAX Corporation was filed against IVAX in the United States District Court for the District of Maryland. Plaintiffs, shareholders of McGaw at the time of its acquisition by IVAX, alleged that IVAX violated Sections 11 and 12(2) of the Securities Act of 1933, as amended (the "Securities Act"), as well as certain state securities laws, and that it breached certain provisions of the merger agreement and IVAX's bylaws, by issuing to plaintiffs shares of IVAX common stock subject to the restrictions imposed by Rule 145 promulgated under the Securities Act and Accounting Series Release 135. The plaintiffs claim that, as a result of the restrictions imposed on the certificates issued to them, they suffered damages from the loss of value of their shares, and seek damages of $11.0 million, plus expenses and attorneys' fees. In June 1995, the Court entered an order denying plaintiffs' motion for summary judgment with respect to the claims alleging that IVAX breached certain provisions of the merger agreement and IVAX's bylaws and granted IVAX's motion to dismiss such counts. The

Court denied IVAX's motion to dismiss the counts relating to alleged violation of Sections 11 and 12(2) of the Securities Act and alleged violations of certain state securities laws, as well as its motion to transfer venue. In October 1995, the Court entered an order granting the plaintiffs' motion to amend their complaint to assert new causes of action under the Uniform Commercial Code and granting the plaintiffs' motion for reconsideration of the dismissal of the counts alleging breach of IVAX's bylaws, and ordered that such counts be reinstated. During April and May 1997, the parties filed cross motions for summary judgment, which motions remain pending.

         In November 1996, individuals purporting to be shareholders of IVAX filed a class action complaint styled MALIN, ET AL. VS. IVAX CORPORATION AND PHILLIP FROST, ET AL. against IVAX and certain of its current or former officers or directors in the United States District Court for the Southern District of Florida which consolidates, amends and supplements a number of similar complaints filed earlier in 1996. The plaintiffs seek to act as representatives of a class consisting of all purchasers of IVAX common stock between July 31, 1995 and June 27, 1996. The consolidated amended complaint alleges violations of
Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "1934 Act") and Rule 10b-5 promulgated by the Securities and Exchange Commission, and also asserts a claim for negligent misrepresentation. The complaint generally alleges that IVAX made untrue statements of material fact and omitted to state material facts necessary to make statements made not misleading in its public disclosure documents and in communications to the public regarding its operations and financial results and that its financial statements were not prepared in accordance with generally accepted accounting principles. These allegations are centered around allegations that IVAX failed to disclose that it offered its customers shelf stock adjustments and failed to establish reserves for such adjustments. In general, the complaint seeks an unspecified amount of compensatory damages, pre-judgment interest, litigation costs and attorney's fees. In January 1997, the IVAX defendants filed a motion to dismiss the action, which motion remains pending.

         On March 5, 1997, individuals purporting to be shareholders of IVAX Corporation filed a class action complaint styled ALAN M. HARRIS AND YITZCHOK WOLPIN V. IVAX CORPORATION, PHILLIP FROST AND MICHAEL W. FIPPS against IVAX, its chairman and its former chief financial officer in the United States District Court for the Southern District of Florida. Plaintiffs seek to act as representatives of a class consisting of all persons who purchased IVAX common stock or call options during the period from September 30, 1996 through November 11, 1996 and who were allegedly damaged thereby. The complaint alleges violations of Section 10(b) of the 1934 Act and negligent misrepresentation. The complaint alleges that defendants made untrue statements of material fact and omitted to state material facts necessary to make statements made not misleading in a September 30, 1996 press release regarding IVAX's forecasted earnings for the third quarter of 1996. The complaint seeks unspecified compensatory damages, pre-judgment interest, attorneys' fees and litigation costs.

         On April 21, 1997, individuals purporting to be shareholders of IVAX filed a class action complaint styled FAUSTO POMBAR V. IVAX CORPORATION, PHILLIP FROST AND MICHAEL W. FIPPS against IVAX, its chairman and its former chief financial officer in the United States District Court for the Southern District of Florida. Plaintiffs seek to act as representatives of a class consisting of all persons who purchased IVAX common stock or call options during the period from August 2, 1996 through November 11, 1996, inclusive. The complaint alleges claims for violation of Section 10(b) of the 1934 Act and Rule 10b-5 and for negligent misrepresentation. The complaint alleges, among other things, that during the class period defendants made untrue statements of material fact and omitted to state material facts necessary to make statements made not misleading in its statements to the public, including in a September 30, 1996 press release regarding IVAX's forecasted earnings for the third quarter of 1996. The complaint seeks unspecified compensatory damages, interest, attorneys' fees, costs of suit and unspecified other and further relief from the court.

        With respect to the HARRIS and POMBAR cases, on June 19, 1997, the court entered an order dismissing the POMBAR action without prejudice and ordered the plaintiffs in both actions to file an amended complaint incorporating the allegations in both the HARRIS and POMBAR actions under a single case styled ALAN M. HARRIS, YITZCHOK WOLPIN AND FAUSTO POMBAR V. IVAX CORPORATION, PHILLIP FROST AND MICHAEL W. FIPPS. The amended complaint was filed on July 10, 1997, and plaintiffs therein seek to act as representatives of a class consisting of all persons who purchased IVAX common stock or call options during the period from August 2, 1996 through November 11, 1996, inclusive. In July 1997, the IVAX defendants filed a motion to dismiss the action, which motion remains pending.

         In March of 1995, Baxter International Inc. and Baxter HealthCare Corp. (collectively, "Baxter") filed an action against former IVAX subsidiary McGaw styled BAXTER INTERNATIONAL INC. AND BAXTER HEALTHCARE CORP. V. MCGAW, INC., in the United States District Court for the Northern District of Illinois. The plaintiffs alleged that McGaw's SafeLine/Trademark/ Needle Free System infringes three United States patents owned by Baxter. After a trial, the jury found in favor of McGaw, determining that each of the claims of the asserted patents was either invalid or was not infringed by McGaw. In addition, the judge found that two of Baxter's patents are unenforceable because of inequitable conduct. Judgment was entered in favor of McGaw in March 1996, and Baxter's appeal is presently pending in the United States Court of Appeals for the Federal Circuit. In connection with IVAX's sale of McGaw in June 1997, IVAX agreed to continue to conduct the defense of this action at its expense and to hold the purchaser of McGaw harmless against any judgment rendered or settlement entered into with respect to this action. Any such judgment or settlement will have the effect of limiting the amount of contingent payments IVAX may receive under the agreement governing the sale of McGaw.

         On February 19, 1993, Smith & Nephew, Inc., a Delaware corporation ("S&N"), filed an action against IVAX and Solopak, Inc., a Delaware corporation and wholly-owned subsidiary of IVAX ("Subsidiary"), in the Cook County, Illinois Circuit Court styled SMITH & NEPHEW, INC. VS. IVAX CORPORATION AND SOLOPAK, INC. S&N alleged that IVAX breached an Asset Purchase Agreement (the "Agreement"), dated February 28, 1992, among IVAX, the Subsidiary and S&N, pursuant to which, among other things, S&N agreed to sell to Subsidiary substantially all of the assets of Smith & Nephew Solopak, a division of S&N (the "Division"), for $19.0 million in cash, by failing to close when all conditions precedent to the closing were satisfied. S&N further alleged that in November 1992, it sold the Division to another party for $13.5 million. S&N is seeking damages of $5.5 million, the difference between the $19.0 million purchase price specified in the Agreement and the eventual sale price, plus attorneys' fees and costs. S&N has claimed additional unspecified damages resulting from IVAX's alleged interference with S&N's employees during the due diligence process. IVAX has counterclaimed against S&N for breach of the Agreement and is seeking as damages the expenses incurred in connection with the failed acquisition plus attorneys' fees and costs. The case is presently set for trial the week of July 20, 1998.

         IVAX intends to vigorously defend each of the foregoing lawsuits, but their respective outcomes cannot be predicted. Any of such lawsuits, if determined adversely to IVAX, could have a material adverse effect on IVAX's financial position and results of operations. IVAX's ultimate liability with respect to any of the foregoing proceedings is not presently determinable.

         With respect to the case styled JAMES M. SWEENEY, ET AL. V. IVAX CORPORATION AND PHILLIP FROST, M.D., previously reported in IVAX's Annual Report on Form 10-K for the year ended December 31, 1996, on January 28, 1998, the parties entered into a Settlement Agreement pursuant to which they settled the lawsuit in its entirety in exchange for the payment by the defendants and their insurers of $1.75 million. Pursuant to the Settlement Agreement, the lawsuit was dismissed with prejudice on January 30, 1998.

         With respect to the case styled VENTANA PARTNERSHIP III, L.P. AND VENTANA EQUITY EXPANSION PARTNERSHIP IV, L.P. VS. IVAX CORPORATION, PHILLIP FROST, M.D., ISAAC KAYE AND ANDREW ZINZI, previously reported in IVAX's Annual Report on Form 10-K for the year ended December 31, 1996, on December 11, 1997, the parties entered into a Settlement Agreement pursuant to which they settled the lawsuit in its entirety in exchange for the payment by the defendants and their insurers of $258,000. Pursuant to the Settlement Agreement, the lawsuit was dismissed with prejudice on January 7, 1998.

         IVAX is involved in various other legal proceedings arising in the ordinary course of business, some of which involve substantial amounts. While it is not feasible to predict or determine the outcome of these proceedings, in the opinion of management, based on a review with legal counsel, any losses resulting from such legal proceedings will not have a material adverse impact on IVAX's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the quarter ended December 31, 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below is a list of the names, ages, positions held and business experience during the past five years of the persons serving as executive officers of IVAX as of March 20, 1998. Officers serve at the discretion of the Board of Directors. There is no family relationship between any of the executive officers, and there is no arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was selected.

         THOMAS E. BEIER. Mr. Beier, age 52, has served as Senior Vice President
- Finance and Chief Financial Officer of IVAX since October 1997. From December 1996 to October 1997, he served as a Vice President - Finance for IVAX. Prior to joining IVAX, he served as Executive Vice President and Chief Financial Officer of Intercontinental Bank from 1989 until August 1996.

         DAVID R. BETHUNE. Mr. Bethune, age 57, has served as President and Chief Operating Officer of IVAX since July 1997. From 1995 until he joined IVAX, he served as President and Chief Executive Officer of Aesgen, Inc. (generic pharmaceuticals). From 1992 until 1995, Mr. Bethune was Group Vice President of American Cyanamid with responsibility for that company's worldwide pharmaceutical operations. From 1988 until 1992, he served as President of Lederle Laboratories, a division of American Cyanamid. From 1983 until 1988, he served as President of G.D. Searle & Co.'s North American Operations. He is a director of Atrix Laboratories, Inc. (dental pharmaceuticals), Female Health Co. (female products), and Southern Research Institute (not-for-profit medical research).

         SAMUEL BRODER, M.D. Dr. Broder, age 53, has served as IVAX's Senior Vice President-Research and Development and Chief Scientific Officer since March 1995. Prior to joining IVAX, he held various positions at the National Cancer Institute since 1972, serving as its Director from 1989 until February 1995.

         PHILLIP FROST, M.D. Dr. Frost, age 61, has served as Chairman of the Board of Directors and Chief Executive Officer of IVAX since 1987. He served as IVAX's President from July 1991 until January 1995. He was the Chairman of the Department of Dermatology at Mt. Sinai Medical Center of Greater Miami, Miami Beach, Florida from 1972 to 1990. Dr. Frost was Chairman of the Board of Directors of Key Pharmaceuticals, Inc. from 1972 to 1986. He is Chairman of the Board of Directors of Whitman Education Group, Inc. (proprietary education), Vice Chairman of the Board of Directors of North American Vaccine, Inc. (vaccine research and development), Vice Chairman of the Board of Directors of Continucare Corporation (managed health care), and a director of Northrop Grumman Corp. (aerospace). He is Vice Chairman of the Board of Trustees of the University of Miami and a member of the Board of Governors of the American Stock Exchange.

         RAFICK G. HENEIN, PH.D. Dr. Henein, age 57, has served as a Senior Vice President of IVAX and as the President and Chief Executive Officer of Zenith Goldline Pharmaceuticals, Inc., IVAX's principal United States-based generic pharmaceutical subsidiary, since July 1997. He held various positions in the Novopharm Limited organization (pharmaceuticals) since 1988, rising to the position of President and Chief Executive Officer of Novopharm International in 1996.

         JANE HSIAO, PH.D. Dr. Hsiao, age 50, has served as a director of IVAX and as IVAX's Vice Chairman-Technical Affairs since February 1995, and as Chairman, Chief Executive Officer and President of DVM Pharmaceuticals, Inc., IVAX's veterinary products subsidiary, since March 1998. From 1992 until February 1995, she served as IVAX's Chief Regulatory Officer and Assistant to the Chairman, and as Vice President-Quality Assurance and Compliance of Baker Norton Pharmaceuticals, Inc., IVAX's principal proprietary pharmaceutical subsidiary. From 1987 to 1992, Dr. Hsiao was Vice President-Quality Assurance, Quality Control and Regulatory Affairs of Baker Norton Pharmaceuticals, Inc.

         ISAAC KAYE. Mr. Kaye, age 68, has served as Deputy Chief Executive Officer and a director of IVAX since 1990, and as Chief Executive Officer of Norton Healthcare Limited, IVAX's principal United Kingdom pharmaceutical subsidiary, since 1990.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         IVAX's common stock is listed on the American Stock Exchange and is traded under the symbol IVX. Additional information required by item 5 is incorporated by reference to page 48 of the 1997 Annual Report to Shareholders.

ITEM 6.  SELECTED FINANCIAL DATA

         The information required by item 6 is incorporated by reference to page 1 of the 1997 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by item 7 is incorporated by reference to pages 2 - 15 of the 1997 Annual Report to Shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by item 7A is incorporated by reference to page 15 of the 1997 Annual Report to Shareholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by item 8 is incorporated by reference to pages 17 - 45 of the 1997 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information concerning directors required by item 10 is incorporated by reference to IVAX's Proxy Statement for its 1998 Annual Meeting of Shareholders. The information concerning executive officers required by item 10 is contained in the discussion entitled "Executive Officers of the Registrant" in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by item 11 is incorporated by reference to IVAX's Proxy Statement for its 1998 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by item 12 is incorporated by reference to IVAX's Proxy Statement for its 1998 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by item 13 is incorporated by reference to IVAX's Proxy Statement for its 1998 Annual Meeting of Shareholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)(1)   FINANCIAL STATEMENTS

         The following consolidated financial statements, related notes and independent auditors' report, from the 1997 Annual Report to Shareholders, are incorporated by reference into Item 8 of Part II of this report:

                                                                 PAGE IN THE
                                                                 1997 ANNUAL
                                                                  REPORT TO
                                                                SHAREHOLDERS
                                                                ------------
         Report of Independent Certified Public Accountants          16
         Consolidated Balance Sheets                                 17
         Consolidated Statements of Operations                       18
         Consolidated Statements of Shareholders' Equity             20
         Consolidated Statements of Cash Flows                       21
         Notes to Consolidated Financial Statements                  23

(A)(2)   FINANCIAL STATEMENT SCHEDULE

         The following financial statement schedule of IVAX is filed as a part of this report:

         Schedule II Valuation and Qualifying Accounts for the three years ended December 31, 1997

         All other schedules have been omitted because the required information is not applicable or the information is included in the consolidated financial statements or the notes thereto.

         The independent auditors' report with respect to Schedule II is also filed as part of this report.

(A)(3)   EXHIBITS

EXHIBIT
 NUMBER                        DESCRIPTION                                    METHOD OF FILING
-------                        -----------                                    ----------------
  3.1   Articles of Incorporation.                                  Incorporated by reference to IVAX's
                                                                    Form 8-B dated July 28, 1993.

  3.2   Amended and Restated Bylaws.                                Incorporated by reference to IVAX's
                                                                    Form 10-Q for the quarter ended
                                                                    September 30, 1997.


  4.1   Indenture dated November 26, 1991, between IVAX             Incorporated by reference to IVAX's
        Corporation and First Trust National Association, as        Form 10-K for the year ended
        Trustee, with respect to IVAX Corporation's 6 1/2%          December 31, 1991.
        Convertible Subordinated Notes due November 15, 2001.

  4.2   Form of 6 1/2% Convertible Subordinated Notes due November  Incorporated by reference to IVAX's
        15, 2001 in Global Form.                                    Form 10-K for the year ended
                                                                    December 31, 1991.

  4.3   Rights Agreement, dated December 29, 1997, between IVAX     Incorporated by reference to IVAX's
        Corporation and ChaseMellon Shareholder Services, L.L.C.,   Form 8-K dated December 19, 1997.
        with respect to the IVAX Corporation Shareholder Rights
        Plan.

 10.1   IVAX Corporation 1985 Stock Option Plan, as amended.*       Filed herewith.

 10.2   IVAX Corporation 1994 Stock Option Plan, as amended.*       Filed herewith.

 10.3   Form of Indemnification Agreement for Directors.            Incorporated by reference to IVAX's
                                                                    Form 8-B dated July 28, 1993.

 10.4   Form of Indemnification Agreement for Officers.             Incorporated by reference to IVAX's
                                                                    Form 8-B dated July 28, 1993.

 10.5   Agreement Containing Consent Order, dated December 6,       Incorporated by reference to IVAX's
        1994, between IVAX Corporation and the United States        Form 10-K for the year ended
        Federal Trade Commission.                                   December 31, 1994.

 10.6   Employment Agreement, dated November 28, 1997, between      Filed herewith.
        IVAX Corporation and Phillip Frost, M.D. *

 10.7   Employment Agreement, dated November 28, 1997, between      Filed herewith.
        IVAX Corporation and Isaac Kaye.*


 10.8   Employment Agreement, dated November 28, 1997, between      Filed herewith.
        IVAX Corporation and David R. Bethune.*

 10.9   Employment Agreement, dated January 19, 1998, between       Filed herewith.
        IVAX Corporation and Jane Hsiao, Ph.D.*

 10.10  Employment Agreement, dated July 28, 1997, between IVAX     Incorporated by reference to IVAX's
        Corporation and Rafick G. Henein, Ph.D.*                    Form 10-Q for the quarter ended June
                                                                    30, 1997.

 10.11  Form of Employment Agreement (Change in Control) between    Filed herewith.
        IVAX Corporation and certain of its executive officers.*

 10.12  Stock Purchase Agreement, dated May 30, 1997, between       Incorporated by reference to IVAX's
        IVAX Corporation and B. Braun of America Inc.**             Form 8-K dated June 24, 1997.

 13.1   The 1997 Annual Report to Shareholders, which, except for   Filed herewith.
        those portions expressly incorporated herein by
        reference, is furnished solely for the information of the
        Commission and is not to be deemed "filed".

 21.1   Subsidiaries of IVAX Corporation.                           Filed herewith.

 23.1   Consent of Arthur Andersen LLP                              Filed herewith.

 27     Financial Data Schedule                                     Filed herewith.

----------------------
*  Compensation Plan or Agreement.

** Certain exhibits and schedules to this document have not been filed. The Registrant agrees to furnish a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.

 (b)      REPORTS ON FORM 8-K.

          IVAX filed a Current Report on Form 8-K dated December 19, 1997 relating to the adoption of its Shareholder Rights Plan.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     IVAX CORPORATION

Dated:  March 31, 1998                               By: /s/ PHILLIP FROST, M.D.
                                                        ------------------------
                                                     Phillip Frost, M.D.
                                                     Chairman of the Board
                                                     and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                             CAPACITY                        DATE
----                             --------                        ----

/s/ PHILLIP FROST,  M.D.         Chairman of the Board and       March 31, 1998
-----------------------------    Chief Executive Officer
Phillip Frost, M.D.              (Principal Executive Officer)

/s/ THOMAS E. BEIER              Chief Financial Officer         March 31, 1998
-----------------------------    (Principal Financial Officer)
Thomas E. Beier

/s/ MICHAEL METZKES              Vice President - Accounting     March 31, 1998
-----------------------------    (Principal Accounting Officer)
Michael Metzkes

/s/ MARK ANDREWS                 Director                        March 31, 1998
-----------------------------
Mark Andrews

/s/ ERNST BIEKERT, PH.D.         Director                        March 31, 1998
-----------------------------
Ernst Biekert, Ph.D.

/s/ JACK FISHMAN, PH.D.          Director                        March 31, 1998
-----------------------------
Jack Fishman, Ph.D.

/s/ NEIL FLANZRAICH              Director                        March 31, 1998
-----------------------------
Neil Flanzraich

/s/ JANE HSIAO, PH.D.            Director and Vice Chairman-     March 31, 1998
-----------------------------    Technical Affairs
Jane Hsiao, Ph.D.

/s/ ISAAC KAYE                   Director and Deputy Chief       March 31, 1998
-----------------------------    Executive Officer
Isaac Kaye

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS
OF IVAX CORPORATION:

We have audited in accordance with generally accepted auditing standards, the financial statements included in IVAX Corporation's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated March 20, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The Financial Statement Schedule listed in Item 14 is presented for purposes of complying with the Securities and Exchange Commission rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Miami, Florida,
March 20, 1998.

                                                                     SCHEDULE II

                        IVAX CORPORATION AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                       THREE YEARS ENDED DECEMBER 31, 1997
                                 (In thousands)

                                        BALANCE AT      CHARGED TO
                                         BEGINNING       COST AND            NET                          BALANCE AT
           DESCRIPTION                    OF YEAR        EXPENSES        DEDUCTIONS        OTHER         END OF YEAR
--------------------------------      -------------     ----------       ----------      --------        -----------
ALLOWANCES FOR DOUBTFUL ACCOUNTS

Year ended December 31, 1997          $      20,061         8,973           (8,702)        (1,106)         $ 19,226
                                      =============       =======        =========       ========          ========

Year ended December 31, 1996          $      11,064        30,737          (20,343)        (1,397)(A)      $ 20,061
                                      =============       =======        =========       ========          ========

Year ended December 31, 1995          $      8,286          4,579           (1,708)           (93)(B)      $ 11,064
                                      ============        =======        =========       ========          ========

(A) Includes additions to the accounts receivable allowances as a result of the acquisition of Elvetium.

(B) Includes additions to the accounts receivable allowances as a result of the acquisition of Immunovision, Inc.

                                 EXHIBIT INDEX

EXHIBIT                        DESCRIPTION
-------                        -----------
 10.1   IVAX Corporation 1985 Stock Option Plan, as amended.

 10.2   IVAX Corporation 1994 Stock Option Plan, as amended.

 10.6   Employment Agreement, dated November 28, 1997, between
        IVAX Corporation and Phillip Frost, M.D.

 10.7   Employment Agreement, dated November 28, 1997, between
        IVAX Corporation and Isaac Kaye.

 10.8   Employment Agreement, dated November 28, 1997, between
        IVAX Corporation and David R. Bethune.

 10.9   Employment Agreement, dated January 19, 1998, between
        IVAX Corporation and Jane Hsiao, Ph.D.

 10.11  Form of Employment Agreement (Change in Control) between
        IVAX Corporation and certain of its executive officers.

 13.1 The 1997 Annual Report to Shareholders, which, except for those portions expressly incorporated herein by reference, is furnished solely for the information of the Commission and is not to be deemed "filed".

 21.1   Subsidiaries of IVAX Corporation.

 23.1   Consent of Arthur Andersen LLP

 27     Financial Data Schedule