Form 10-Q
period 1998-03-31
IVAX CORP /DE
filed 1998-05-14
CIK 772197

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

                119,846,286 SHARES OF COMMON STOCK, $.10 PAR VALUE, OUTSTANDING AS OF APRIL 30, 1998.

                                IVAX CORPORATION

                                      INDEX

PART I - FINANCIAL INFORMATION                                          PAGE NO.
                                                                        --------

     Item 1 - Financial Statements

              Condensed Consolidated Balance Sheets as of March 31,
              1998 and December 31, 1997                                    2

              Condensed Consolidated Statements of Operations
              for the three months ended March 31, 1998 and 1997            3

              Condensed Consolidated Statements of Cash Flows
              for the three months ended March 31, 1998 and 1997            4

              Notes to Condensed Consolidated Financial Statements          5

     Item 2 - Management's Discussion and Analysis of Financial
              Condition and  Results of Operations                          9

PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings                                            14

     Item 6 - Exhibits and Reports on Form 8-K                             14

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                        IVAX CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                                  MARCH 31,       DECEMBER 31,
                                                                                    1998              1997
                                                                                -------------    --------------
                                 ASSETS
Current assets:
    Cash and cash equivalents                                                   $     161,564    $     199,235
    Accounts receivable, net                                                          102,679          104,994
    Inventories                                                                       145,703          145,716
    Net assets of discontinued operations                                              36,010           37,820
    Other current assets                                                               22,454           22,939
                                                                                -------------    -------------
        Total current assets                                                          468,410          510,704

Property, plant and equipment, net                                                    193,777          193,741
Intangible assets, net                                                                 47,957           39,458
Other assets                                                                           42,899           46,833
                                                                                -------------    -------------
        Total assets                                                            $     753,043    $     790,736
                                                                                =============    =============

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Loans payable                                                               $       3,253    $       4,025
    Current portion of long-term debt                                                   1,100            7,858
    Accounts payable                                                                   40,659           42,578
    Accrued income taxes payable                                                        8,970            9,126
    Accrued expenses and other current liabilities                                    156,353          170,379
                                                                                -------------    -------------
        Total current liabilities                                                     210,335          233,966

Long-term debt, net of current portion                                                 94,109           94,193

Other long-term liabilities                                                            11,873           12,600

Minority interest                                                                      16,116           14,938

Shareholders' equity:
    Common stock, $.10 par value, authorized 250,000 shares,
        issued and outstanding 119,841 shares (121,518 in 1997)                        11,984           12,152
    Capital in excess of par value                                                    500,897          515,234
    Retained deficit                                                                  (76,186)         (72,294)
    Cumulative translation adjustment and other                                       (16,085)         (20,053)
                                                                                -------------    -------------
        Total shareholders' equity                                                    420,610          435,039
                                                                                -------------    -------------
        Total liabilities and shareholders' equity                              $     753,043    $     790,736
                                                                                =============    =============


THE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.

                        IVAX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

THREE MONTHS ENDED MARCH 31,
(In thousands, except per share data)                                               1998              1997
                                                                                -------------    -------------

NET REVENUES                                                                    $     149,055    $     166,898

COST OF SALES                                                                          99,204          118,028
                                                                                -------------    -------------

     Gross profit                                                                      49,851           48,870
                                                                                -------------    -------------

OPERATING EXPENSES:
     Selling                                                                           20,522           23,001
     General and administrative                                                        18,852           25,668
     Research and development                                                          13,749           11,931
     Amortization of intangible assets                                                    916              983
     Restructuring costs                                                                  696                -
     Merger expenses                                                                        -            2,095
                                                                                -------------    -------------

     Total operating expenses                                                          54,735           63,678
                                                                                -------------    -------------

     Loss from operations                                                              (4,884)         (14,808)

OTHER INCOME (EXPENSE):
     Interest income                                                                    2,298              659
     Interest expense                                                                  (1,747)          (5,645)
     Other income, net                                                                  3,752            7,079
                                                                                -------------    -------------

     Total other income, net                                                            4,303            2,093
                                                                                -------------    -------------

     Loss from continuing operations before income
         taxes and minority interest                                                     (581)         (12,715)

PROVISION (BENEFIT) FOR INCOME TAXES                                                    2,630           (3,095)
                                                                                -------------    -------------

     Loss from continuing operations before
         minority interest                                                             (3,211)          (9,620)

MINORITY INTEREST                                                                        (681)          (1,472)
                                                                                -------------    -------------

     Loss from continuing operations                                                   (3,892)         (11,092)

DISCONTINUED OPERATIONS, NET OF TAXES                                                       -            3,153
                                                                                -------------    -------------

NET LOSS                                                                        $      (3,892)   $      (7,939)
                                                                                =============    =============

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE:

       Continuing operations                                                    $       (0.03)   $       (0.09)
       Discontinued operations                                                              -             0.02
                                                                                -------------    -------------
       Net loss                                                                 $       (0.03)   $       (0.07)
                                                                                ============     =============

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING                                                        120,979          121,479
                                                                                =============    =============


THE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                        IVAX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

THREE MONTHS ENDED MARCH 31,                                                        1998              1997
(In thousands)                                                                  -------------    --------------

Cash flows from operating activities:
   Net loss                                                                     $      (3,892)   $      (7,939)
    Adjustments to reconcile net loss to net cash (used for)
     provided by operating activities:
       Restructuring costs                                                                696                -
       Depreciation and amortization                                                    7,743            7,928
       Deferred tax provision (benefit)                                                   482           (6,726)
       Provision for allowances for doubtful accounts                                   1,266            2,935
       Minority interest                                                                  681            1,472
       Net losses on disposal of assets                                                 1,754              308
       Income from discontinued operations                                                  -           (3,153)
       Changes in assets and liabilities:
          Decrease in accounts receivable                                               1,816           38,259
          Decrease in inventories                                                       1,292           13,157
          Increase in other current assets                                               (433)          (4,474)
          (Increase) decrease in other assets                                          (1,029)           2,123
          Decrease in accounts payable, accrued expenses
              and other current liabilities                                           (20,795)          (7,155)
          Increase (decrease) in other long-term liabilities                            1,045             (242)
       Other, net                                                                        (401)            (487)
       Net cash (used for) provided by operating activities
          of discontinued operations                                                   (1,047)          15,614
                                                                                -------------    -------------
           Net cash (used for) provided by operating activities                       (10,822)          51,620
                                                                                -------------    -------------

Cash flows from investing activities:
    Proceeds from divestitures                                                          3,885                -
    Capital expenditures                                                               (4,543)          (8,527)
    Proceeds from sale of assets                                                        1,802              111
    Acquisitions of patents, trademarks, licenses
       and other intangibles                                                           (6,431)            (346)
    Acquisitions of businesses and other, net of cash acquired                              -          (10,501)
    Net investing activities of discontinued operations                                   (42)          (8,273)
                                                                                -------------    -------------

           Net cash used for investing activities                                      (5,329)         (27,536)
                                                                                -------------    -------------

Cash flows from financing activities:

    Borrowings on long-term debt and loans payable                                        416           26,992
    Payments on long-term debt and loans payable                                       (7,928)         (54,672)
    Issuance of common stock                                                                4               10
    Repurchases of common stock                                                       (14,509)               -
    Net financing activities of discontinued operations                                    11              (68)
                                                                                -------------    -------------

           Net cash used for financing activities                                     (22,006)         (27,738)
                                                                                -------------    -------------

Effect of exchange rate changes on cash                                                   486           (2,340)
                                                                                -------------    -------------

Net decrease in cash and cash equivalents                                             (37,671)          (5,994)

Cash and cash equivalents at the beginning of the year                                199,235           80,806
                                                                                -------------    -------------

Cash and cash equivalents at the end of the period                              $     161,564    $      74,812
                                                                                =============    =============

Supplemental disclosures:

    Interest paid                                                               $         233    $       6,744
                                                                                =============    =============

    Income tax payments, net                                                    $       1,581    $         830
                                                                                =============    =============

THE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                        IVAX CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                        (In thousands, except share data)

(1) GENERAL:

         In management's opinion, the accompanying unaudited condensed consolidated financial statements of IVAX Corporation and subsidiaries ("IVAX") contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of IVAX as of March 31, 1998, and the results of its operations for the three months ended March 31, 1998 and 1997. The results of operations and cash flows for the three months ended March 31, 1998 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 1998.

         The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements included in IVAX's Annual Report on Form 10-K for the year ended December 31, 1997.

         The accounting policies followed for interim financial reporting are the same as those disclosed in Note 2 of the notes to consolidated financial statements included in IVAX's Annual Report on Form 10-K for the year ended December 31, 1997.

         Certain amounts presented in the condensed consolidated financial statements for prior periods have been reclassified to conform to the current period's presentation and as required with respect to discontinued operations.

(2) EARNINGS (LOSS) PER SHARE:

         Basic earnings (loss) per share is computed by dividing net income
(loss) by the weighted average number of common shares outstanding for the period. In the computation of diluted earnings (loss) per share, the weighted average number of common shares outstanding is adjusted for the effect of all dilutive potential common stock. In computing diluted earnings (loss) per share, IVAX has utilized the treasury stock method. All prior periods earnings (loss) per share data have been restated to conform with SFAS No. 128, EARNINGS PER SHARE, which was adopted by IVAX in 1997.

         For the three months ended March 31, 1998 and 1997, there was no difference between basic and diluted loss per common share as all potential common stock was antidilutive.

         Total potential common stock at March 31, 1998, includes outstanding options to purchase 9,165,287 shares of common stock and 6 1/2% Convertible Subordinated Notes due November 2001 which are convertible at the option of the holders into 2,866,929 shares of common stock at a conversion rate of $31.75 per share.

(3) RESTRUCTURING COSTS:

         During the first quarter of 1998, IVAX continued its ongoing efforts to reduce costs and enhance operating efficiency by initiating further restructuring programs at its United Kingdom pharmaceutical operations. IVAX recorded a pre-tax charge of $696 in the first quarter of 1998, comprised primarily of $481 for severance and other employee termination benefits and $215 for the write-down of leasehold improvements associated with the consolidation of certain packaging operations in the United Kingdom, anticipated to be completed in 1998.

         Management anticipates that it will continue to seek opportunities to improve efficiency and operations, and accordingly, additional restructuring costs may be recorded in future periods as such opportunities are identified.

(4) DIVESTITURES:

         During February 1998, IVAX sold its vacuum pump fluids business, the only remaining segment of IVAX's specialty chemicals business, for $3,885 in cash. IVAX retained certain real estate assets of the specialty chemicals business which are held for sale.

(5) DISCONTINUED OPERATIONS:

         During 1997, IVAX's Board of Directors determined to divest its intravenous products, personal care products and specialty chemicals businesses. As a result, IVAX classified these businesses as discontinued operations, and has included their results of operations in "Discontinued operations, net of taxes" in the accompanying condensed consolidated statements of operations. Results of these operations were as follows:

     THREE MONTHS ENDED MARCH 31,                               1998              1997
                                                            -------------    -------------
     INTRAVENOUS PRODUCTS (1)

         Net revenues (2)                                   $           -    $      82,593

         Income from operations before taxes (3)            $           -    $       2,708
         Income tax benefit                                             -             (385)
                                                            -------------    -------------
              Income from operations                        $           -    $       3,093
                                                            -------------    -------------

     PERSONAL CARE PRODUCTS

         Net revenues (2)                                   $      18,594    $      18,901

         Income from operations before taxes (3)            $           -    $         256
         Income tax provision                                           -              157
                                                            -------------    -------------
              Income from operations                        $           -    $          99
                                                            -------------    -------------

     SPECIALTY CHEMICALS (4)

         Net revenues (2)                                   $         851    $      16,980

         Income from operations before taxes (3)            $           -    $          63
         Income tax provision                                           -              102
                                                            -------------    -------------
              Loss from operations                          $           -    $         (39)
                                                            -------------    -------------

     Total income from discontinued operations              $           -    $       3,153
                                                            =============    =============

     (1) The intravenous products business was sold effective May 30, 1997.

     (2) Net revenues include intersegment sales of $822 for the three months ended March 31, 1997.

     (3) Includes an allocation of interest expense based on the ratio of net assets of each of the discontinued businesses to IVAX's consolidated total capital. The above operating results include interest expense allocations of $2,435 for the three months ended March 31, 1997.

     (4) A significant portion of the specialty chemicals business was sold during the third quarter of 1997. The remaining business was sold in February 1998.

         The net assets of IVAX's remaining discontinued operations (excluding intercompany assets) at March 31, 1998, as presented in the condensed consolidated balance sheet, are as follows:

                                                                 PERSONAL CARE
                                                                   PRODUCTS
                                                                   DIVISION
                                                                 -------------

     Current assets                                             $      25,077
     Property, plant and equipment, net                                 5,231
     Other assets                                                      19,402
                                                                -------------
         Total assets                                                  49,710

     Current liabilities                                               13,700
     Other liabilities                                                      -

         Total liabilities                                             13,700
                                                                -------------
         Net assets of discontinued operations                  $      36,010
                                                                =============

(6) INCOME TAXES:

         The provision (benefit) for income taxes is based on the consolidated United States entities' and individual foreign companies' estimated tax rates for the applicable year. IVAX utilizes the asset and liability method, and deferred taxes are determined based on the estimated future tax effects of differences between the financial accounting and tax bases of assets and liabilities under applicable tax laws. Deferred income tax provisions and benefits are based on the changes in the deferred tax asset or tax liability from period to period.

         The provision (benefit) for income taxes from continuing operations consists of the following:

     THREE MONTHS ENDED MARCH 31,                              1998              1997
                                                           -------------    -------------
     Current:
         United States                                     $           -    $           -
         Foreign, including Puerto Rico
           and U.S. Virgin Islands                                 2,148            3,631
     Deferred                                                        482           (6,726)
                                                           -------------    -------------
     Provision (benefit) for income taxes                  $       2,630    $      (3,095)
                                                           =============    =============

         At March 31, 1998, IVAX has established $122,080 in valuation allowances, primarily against its domestic deferred tax assets generated from losses incurred by its domestic operations. As a result, the domestic deferred tax asset is fully reserved as of March 31, 1998. Management expects that IVAX will recognize additional valuation allowances related to any future deferred tax assets generated from its domestic operations until such time as sustainable domestic taxable income is achieved.

         As of March 31, 1998, a foreign net deferred tax asset aggregating $19,089 is included in "Other current assets," "Other assets" and "Other long-term liabilities" in the accompanying condensed consolidated balance sheet. Realization of the foreign net deferred tax asset is dependent upon generating sufficient future foreign taxable income. Although realization is not assured, management believes it is more likely than not that the foreign net deferred tax asset will be realized.

(7) SHAREHOLDERS' EQUITY:

         In December 1997, IVAX's Board of Directors approved a share repurchase program authorizing IVAX to repurchase up to 5,000,000 shares of IVAX common stock. Through March 31, 1998, IVAX repurchased 1,686,800 shares of common stock at a total cost, including commissions, of $14,509.

(8) COMPREHENSIVE INCOME:

         In the first quarter of 1998, IVAX adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME, which establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. The objective of SFAS No. 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events in a period other than transactions with owners. Comprehensive income is the total of net income and all other non-owner changes in equity. IVAX has elected to disclose comprehensive income in the consolidated statement of shareholders' equity in its annual report and within its notes to condensed consolidated financial statements for interim reporting.

         The components of IVAX's comprehensive income (loss) are as follows:

     THREE MONTHS ENDED MARCH 31,                                        1998              1997
                                                                     -------------    -------------
     Net loss                                                        $      (3,892)   $      (7,939)
     Unrealized gains on marketable securities, net of taxes                    35            1,936
     Foreign currency translation adjustments                                3,933          (11,906)
                                                                     -------------    -------------
     Comprehensive income (loss)                                     $          76    $     (17,909)
                                                                     =============    =============

(9) CONTINGENCIES:

         With respect to the shareholder class actions filed against IVAX in March and April 1997, which were consolidated in June 1997, the court dismissed the consolidated action with prejudice in March 1998.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the consolidated financial statements, the related notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations included in IVAX's Annual Report on Form 10-K for the year ended December 31, 1997 and the condensed consolidated financial statements and the related notes to condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q. Except for historical information contained herein, the matters discussed below are forward looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting IVAX's operations, markets, products and prices, and other factors discussed elsewhere in this report and the documents filed by IVAX with the Securities and Exchange Commission ("SEC"). These factors may cause IVAX's results to differ materially from the forward looking statements made in this report or otherwise made by or on behalf of IVAX.

         Results for the three months ending March 31, 1997 have been restated to reflect the classification of certain businesses as discontinued operations. See "Results of Operations - Discontinued Operations" for a further discussion. Additionally, the diagnostics business' results of operations, previously reported as part of the "Other operations" segment, are not disclosed as a separate segment because they are not significant.

                              RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997

         IVAX reported a net loss of $3.9 million for the three months ended March 31, 1998, compared to a net loss of $7.9 million for the three months ended March 31, 1997. Loss from continuing operations was $3.9 million for the three months ended March 31, 1998, compared to a loss from continuing operations of $11.1 million for the same period of the prior year. Discontinued operations were break-even for the three months ended March 31, 1998, compared to income from discontinued operations of $3.2 million for the same period of the prior year.

         Net loss per common share was $.03 for the three months ended March 31, 1998, compared to a net loss of $.07 for the same period of the prior year. Loss per common share from continuing operations was $.03 for the three months ended March 31, 1998, compared to a loss of $.09 for the same period of the prior year. Income per common share from discontinued operations was $.02 for the three months ended March 31, 1997.

         NET REVENUES AND GROSS PROFIT

         Net revenues for the three months ended March 31, 1998 totaled $149.1 million, a decrease of $17.8 million, or 11%, from the $166.9 million reported in the same period of the prior year. Net revenues from IVAX's domestic and international operations decreased by $8.7 million and $9.1 million, respectively.

         Domestic net revenues totaled $70.8 million for the three months ended March 31, 1998, compared to $79.5 million for the same period of 1997. The $8.7 million, or 11%, decrease in domestic net revenues was primarily attributable to lower prices and sales volumes of certain generic pharmaceutical products and lower net revenues due to the sale of the rights to Elmiron(R) and certain other urology products in the United States and Canada to ALZA Corporation ("ALZA") during the third quarter of 1997. This decrease was partially offset by net revenues generated by certain new generic pharmaceutical products manufactured by IVAX and introduced into the market during the past twelve months, lower sales returns and allowances and $3.0 million received from the settlement of litigation with Abbott Laboratories ("Abbott") concerning the marketing of terazosin hydrochloride, the generic equivalent of Abbott's Hytrin(R). Under the settlement, IVAX expects to receive an additional $3 million in July 1998 and $6 million quarterly thereafter until the earlier of February 2000 or the market introduction of a generic version of terazosin hydrochloride.

         During the first three months of 1998 and 1997, IVAX's United States generic pharmaceutical operations provided reserves which reduced gross sales by $32.4 million and $36.2 million, respectively. At March 31, 1998 and December 31, 1997, these reserve balances totaled $111.2 million and $105.4 million, respectively, and are included in accounts receivable, net and accrued expenses and other current liabilities in the condensed consolidated balance sheets.

         IVAX's international operations generated net revenues of $78.3 million for the three months ended March 31, 1998, compared to $87.4 million for the same period of the prior year. The $9.1 million, or 10%, decrease in international net revenues was primarily due to the unfavorable impact of foreign currency fluctuations at IVAX's Czech Republic operations and decreased branded product sales at IVAX's United Kingdom operations.

         Gross profit for the three months ended March 31, 1998 increased $1.0 million, or 2%, from the same period of the prior year. Gross profit was $49.9 million (33.4% of net revenues) for the three months ended March 31, 1998, compared to $48.9 million (29.3% of net revenues) for the three months ended March 31, 1997. The increase in gross profit percentage is primarily due to lower sales returns and allowances, lower inventory provisions, favorable product mix and revenues attributable to the Abbott settlement at IVAX's United States generic pharmaceutical operations. These factors were partially offset by price declines for certain United States generic pharmaceutical products.

         OPERATING EXPENSES

         Selling expenses totaled $20.5 million (13.8% of net revenues) for the three months ended March 31, 1998, compared to $23.0 million (13.8% of net revenues) for the three months ended March 31, 1997, a decrease of $2.5 million. The decrease was primarily attributable to reduced sales force and promotional costs of IVAX's United States proprietary pharmaceutical operations as a result of the sale of the rights to Elmiron(R) and certain other urology products to ALZA during the third quarter of 1997. This decrease was partially offset by higher selling expenses related to IVAX's international operations.

         General and administrative expenses totaled $18.9 million (12.6% of net revenues) for the three months ended March 31, 1998, compared to $25.7 million (15.4% of net revenues) for the three months ended March 31, 1997, a decrease of $6.8 million. The decrease is primarily attributable to lower personnel costs at IVAX's corporate headquarters, its domestic generic pharmaceutical operations and its United Kingdom operations as a result of the implementation of previously announced restructuring plans. Lower legal fees at IVAX's corporate headquarters and United Kingdom operations as well as lower bad debt provisions at IVAX's domestic generic pharmaceutical operations also contributed to the decline.

         Research and development expenses for the three months ended March 31, 1998 increased 15.2%, compared to the three months ended March 31, 1997, to a total of $13.7 million (9.2% of net revenues). The future level of research and development expenditures will depend on, among other things, the outcome of clinical testing of products under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity.

         During the first quarter of 1998, IVAX continued its ongoing efforts to reduce costs and enhance operating efficiency by initiating further restructuring programs at its United Kingdom pharmaceutical operations. IVAX recorded a pre-tax charge of $.7 million in the first quarter of 1998, comprised primarily of $.5 million for severance and other employee termination benefits and $.2 million for the write-down of leasehold improvements associated with the consolidation of certain packaging operations in the United Kingdom, anticipated to be completed in 1998.

         The $2.1 million of merger expenses incurred for the three months ended March 31, 1997 were primarily related to a proposed merger with Bergen Brunswig Corporation, which was terminated in March 1997.

         OTHER INCOME (EXPENSE)

         Interest income increased $1.6 million for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997. Higher levels of cash on hand due to proceeds received from the divestiture of certain businesses classified as discontinued operations and the sale of certain product rights during 1997 accounted for the increase in interest income. See Note 5, Divestitures, and Note 6, Sale of Product Rights, in IVAX's Annual Report on Form 10-K for the year ended December 31, 1997 for further discussion.

         Interest expense decreased $3.9 million for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997, primarily due to the repayment of IVAX's revolving credit facility during the second quarter of 1997.

         Other income, net decreased $3.3 million for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997. The decrease is primarily due to $4.0 million in settlement proceeds received in the first quarter of 1997 related to the recall in the United States of the raw material for the generic pharmaceutical product cefaclor.

          DISCONTINUED OPERATIONS

          Discontinued operations, net of taxes for the three months ended March 31, 1998 includes the results of operations of the personal care products business and the vacuum pump fluids segment of the specialty chemicals business through its sale in February 1998. The personal care products business had break-even operations for the first quarter of 1998, while losses incurred on the sale and operations of the vacuum pump fluids business were charged against previously established reserves. Income from discontinued operations of $3.2 million for the three months ended March 31, 1997 includes the results of operations of the intravenous products, personal care products and specialty chemicals businesses. Effective May 30, 1997, IVAX sold its intravenous products business. During the third quarter of 1997, IVAX completed the sale of a significant portion of the assets of its specialty chemicals business. During February 1998, IVAX sold its vacuum pump fluids business, the only remaining segment of IVAX's specialty chemicals business. See Note 5, Divestitures, in IVAX's

Annual Report on Form 10-K for the year ended December 31, 1997 and Note 4, Divestitures, in the notes to condensed consolidated financial statements for further discussion.

                              CURRENCY FLUCTUATIONS

         For the three months ended March 31, 1998, approximately 61% of IVAX's net revenues were attributable to operations which principally generated revenues in currencies other than the United States dollar, compared to approximately 57% for the three months ended March 31, 1997. Fluctuations in the value of foreign currencies relative to the United States dollar affect the reported results of operations for IVAX. If the United States dollar weakens relative to the foreign currency, the earnings generated in the foreign currency will, in effect, increase when converted into United States dollars and vice versa. As a result of exchange rate differences, net revenues decreased by approximately $3.5 million for the three months ended March 31, 1998, as compared to the same period of the prior year.

                                  INCOME TAXES

         IVAX recognized a $2.6 million tax provision for the three months ended March 31, 1998, which related to foreign operations. The $2.7 million tax benefit recognized by domestic operations was completely offset by the establishment of an additional $2.7 million in valuation allowances. As a result, the domestic deferred tax asset is fully reserved as of March 31, 1998. Management expects that IVAX will recognize additional valuation allowances related to any future deferred tax assets generated from its domestic operations until such time as sustainable domestic taxable income is achieved.

         As of March 31, 1998, IVAX had a foreign net deferred tax asset aggregating $19.1 million. Realization of the foreign net deferred tax asset is dependent upon generating sufficient future foreign taxable income. Although realization is not assured, management believes it is more likely than not that the foreign net deferred tax asset will be realized. Management's estimates of future taxable income are subject to revision due to, among other things, regulatory and competitive factors affecting the pharmaceutical industry. Such factors are further discussed in management's discussion and analysis of financial condition and results of operations included in IVAX's Annual Report on Form 10-K for the year ended December 31, 1997.

                         LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1998, IVAX's working capital, excluding net assets of discontinued operations, was $222.1 million, compared to $238.9 million at December 31, 1997. Cash and cash equivalents totaled $161.6 million at March 31, 1998, as compared to $199.2 million at December 31, 1997 and $74.8 million at March 31, 1997.

          Net cash of $10.8 million was used for operating activities during the first quarter of 1998, compared to $51.6 million in cash provided by operating activities during the first quarter of 1997. The increase in cash used for operating activities, as compared to the first quarter of 1997, was primarily the result of reductions in accounts receivable and inventory during the first quarter of 1997 resulting from increased cash collections and improved inventory management at IVAX's United States generic pharmaceutical operations.

         Net cash of $5.3 million was used for investing activities during the first quarter of 1998, as compared to $27.5 million during the same period of the prior year. During February 1998, IVAX sold its vacuum pump fluids business, the only remaining segment of its specialty chemicals business. See Note 4, Divestitures, in the notes to condensed consolidated financial statements. On March 20, 1998, IVAX paid $6.1 million to NaPro BioTherapeutics, Inc. ("NaPro") as partial consideration for a license to NaPro's pending patents for a paclitaxel formulation in the United States, Europe and certain other world markets. In connection with the license, IVAX and NaPro terminated their paclitaxel development and marketing agreement. Additionally, in the first quarter of 1997, IVAX purchased a pharmaceutical manufacturing facility in Kirkland, Canada for $10.5 million.

         Net cash of $22.0 million was used for financing activities during the first quarter of 1998, compared to $27.7 million during the same period of the prior year, primarily reflecting reductions in amounts outstanding under IVAX's revolving credit facility during the first quarter of 1997 and repurchases of common stock during the first quarter of 1998. See Note 7, Shareholders' Equity, in the notes to condensed consolidated financial statements.

         IVAX plans to spend substantial amounts of capital in 1998 to continue the research and development of pharmaceutical products. Although research and development expenditures are expected to be between $50 million and $60 million during 1998, actual expenditures will depend on, among other things, the outcome of clinical testing of products under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity. In addition, IVAX plans to spend between $50 million and $55 million in 1998 to improve and expand its pharmaceutical and other related facilities.

         IVAX's principal sources of short term liquidity are existing cash and cash generated from the disposition of certain non-strategic assets, including those currently classified as discontinued operations, which IVAX believes will be sufficient to meet its operating needs and anticipated capital expenditures over the short term. For the long term, IVAX intends to utilize principally internally generated funds, which are anticipated to be derived primarily from the sale of existing pharmaceutical products, pharmaceutical products currently under development and pharmaceutical products to be licensed from third parties. There can be no assurance that IVAX will successfully complete the development of products under development, that IVAX will be able to obtain regulatory approval for any such product, or that any approved product may be produced in commercial quantities, at reasonable costs, and be successfully marketed. In addition, IVAX's 6 1/2% Convertible Subordinated Notes Due 2001 ("the 6 1/2% Notes") are scheduled to mature in November 2001. To the extent that capital requirements exceed available capital or that IVAX is required to refinance the 6 1/2% Notes, IVAX will need to seek alternative sources of financing to fund its operations. IVAX has no existing credit facility and no assurance can be given that alternative financing will be available, if at all, in a timely manner, on favorable terms. If IVAX is unable to obtain satisfactory alternative financing, IVAX may be required to delay or reduce its proposed expenditures, including expenditures for research and development, or sell additional assets in order to meet its future obligations.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         With respect to the case styled ALAN M. HARRIS, YITZCHOK WOLPIN AND FAUSTO POMBAR V. IVAX CORPORATION, PHILLIP FROST AND MICHAEL W. FIPPS, previously reported in IVAX's Annual Report on Form 10-K for the year ended December 31, 1997, on March 30, 1998, the United States District Court dismissed the action with prejudice, and on May 6, 1998, the Court denied the plaintiffs' request to reconsider such dismissal.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS

        10.1      Form of Employment Agreement (Change in Control),         Incorporated by reference to the Form
                  dated as of May 1, 1998 between IVAX Corporation and      of Employment Agreement (Change in
                  Rafick G. Henein, Ph.D.                                   Control) in IVAX's Form 10-K for the
                                                                            year ended December 31, 1997.

        27        Financial Data Schedule                                   Filed herewith.

(b)     REPORTS ON FORM 8-K

                IVAX filed a Current Report on Form 8-K dated February 27, 1998 announcing that its 1998 annual meeting of shareholders will be held on June 5, 1998 and that any shareholder proposals intended to be presented at the meeting must be received by IVAX no later than April 1, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              IVAX CORPORATION

         Date:  May 14, 1998                   By: /S/ THOMAS E. BEIER
                                                   -------------------
                                                   Thomas E. Beier
                                                   Senior Vice President-Finance
                                                   Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
-------

27      Financial Data Schedule