Form 10-Q
period 1998-06-30
IVAX CORP /DE
filed 1998-08-14
CIK 772197

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998


                         Commission File Number 1-09623

                                IVAX CORPORATION

            FLORIDA                                             16-1003559
------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)


                  4400 BISCAYNE BOULEVARD, MIAMI, FLORIDA 33137
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)


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

         120,051,087 SHARES OF COMMON STOCK, $.10 PAR VALUE, OUTSTANDING AS OF
                                 JULY 31, 1998.

                                IVAX CORPORATION

                                      INDEX

PART I - FINANCIAL INFORMATION                                          PAGE NO.
                                                                        --------

  Item 1 - Financial Statements

           Condensed Consolidated Balance Sheets as of June 30, 1998
           and December 31, 1997                                              2

           Condensed Consolidated Statements of Operations
           for the three months and six months ended June 30, 1998 and 1997   3

           Condensed Consolidated Statements of Cash Flows
           for the six months ended June 30, 1998 and 1997                    4

           Notes to Condensed Consolidated Financial Statements               5

  Item 2 - Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                             11

PART II - OTHER INFORMATION

  Item 1 - Legal Proceedings                                                 19

  Item 4 - Submission of Matters to a Vote of Security Holders               19

  Item 6 - Exhibits and Reports on Form 8-K                                  20

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                        IVAX CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                   JUNE 30,    DECEMBER 31,
                                                                     1998          1997
                                                                   --------    -----------
                                 ASSETS
Current assets:
    Cash and cash equivalents                                      $ 166,954     $ 199,235
    Accounts receivable, net                                          96,862       104,994
    Inventories                                                      145,961       145,716
    Net assets of discontinued operations                             28,424        37,820
    Other current assets                                              32,879        22,939
                                                                   ---------     ---------
        Total current assets                                         471,080       510,704

Property, plant and equipment, net                                   189,024       193,741
Intangible assets, net                                                52,385        39,458
Other assets                                                          37,737        46,833
                                                                   ---------     ---------
        Total assets                                               $ 750,226     $ 790,736
                                                                   =========     =========

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Loans payable                                                  $   2,588     $   4,025
    Current portion of long-term debt                                  1,024         7,858
    Accounts payable                                                  45,456        42,578
    Accrued income taxes payable                                       5,287         9,126
    Accrued expenses and other current liabilities                   147,268       170,379
                                                                   ---------     ---------
        Total current liabilities                                    201,623       233,966

Long-term debt, net of current portion                                94,178        94,193

Other long-term liabilities                                           12,153        12,600

Minority interest                                                     16,800        14,938

Shareholders' equity:
    Common stock, $.10 par value, authorized 250,000 shares,
        issued and outstanding 119,916 shares (121,518 in 1997)       11,992        12,152
    Capital in excess of par value                                   501,177       515,234
    Retained deficit                                                 (72,845)      (72,294)
    Cumulative translation adjustment and other                      (14,852)      (20,053)
                                                                   ---------     ---------
        Total shareholders' equity                                   425,472       435,039
                                                                   ---------     ---------
        Total liabilities and shareholders' equity                 $ 750,226     $ 790,736
                                                                   =========     =========

     THE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.


                        IVAX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

PERIOD ENDED JUNE 30,                                       THREE MONTHS                      SIX MONTHS
(In thousands, except per share data)                    1998           1997              1998           1997
                                                     -----------     -----------      -----------    --------
NET REVENUES                                         $   158,664     $   173,809      $   307,719    $   340,707

COST OF SALES                                             98,512         128,101          197,716         246,129
                                                     -----------     -----------      -----------    ------------
    Gross profit                                          60,152          45,708          110,003          94,578
                                                     -----------     -----------      -----------    ------------
OPERATING EXPENSES:
    Selling                                               19,108          27,078           39,630          50,079
    General and administrative                            22,053          27,346           40,905          53,014
    Research and development                              13,347          13,982           27,096          25,913
    Amortization of intangible assets                      1,125             968            2,041           1,951
    Restructuring costs and asset write-downs                  -          20,500              696          20,500
    Merger expenses                                            -             248                -           2,343
                                                     -----------     -----------      -----------    ------------
    Total operating expenses                              55,633          90,122          110,368         153,800
                                                     -----------     -----------      -----------    ------------
    Income (loss) from operations                          4,519         (44,414)            (365)        (59,222)

OTHER INCOME (EXPENSE):
    Interest income                                        2,687           1,214            4,985           1,873
    Interest expense                                      (1,792)         (5,275)          (3,539)        (10,920)
    Other income (expense), net                              523            (492)           4,275           6,587
                                                     -----------     -----------      -----------    ------------
    Total other income (expense)                           1,418          (4,553)           5,721          (2,460)
                                                     -----------     -----------      -----------    ------------
    Income (loss) from continuing operations before
         income taxes and minority interest                5,937         (48,967)           5,356         (61,682)

PROVISION (BENEFIT) FOR INCOME TAXES                       2,397           2,448            5,027            (647)
                                                     -----------     -----------      -----------    ------------
    Income (loss) from continuing operations
         before minority interest                          3,540         (51,415)             329         (61,035)

MINORITY INTEREST                                           (199)         (1,409)            (880)         (2,881)
                                                     -----------     -----------      -----------    ------------

    Income (loss) from continuing operations               3,341         (52,824)            (551)        (63,916)

DISCONTINUED OPERATIONS, NET OF TAXES                          -           7,447                -          10,600
                                                     -----------     -----------      -----------    ------------

    Income (loss) before extraordinary items               3,341         (45,377)            (551)        (53,316)

EXTRAORDINARY ITEMS - losses on
    extinguishment of debt, net of taxes                       -          (2,137)               -          (2,137)
                                                     -----------     -----------      -----------    ------------
NET INCOME (LOSS)                                    $     3,341     $   (47,514)     $      (551)   $    (55,453)
                                                     ===========     ===========      ===========    ============

BASIC AND DILUTED EARNINGS (LOSS)
    PER SHARE:

    Continuing operations                            $       .03     $     (.43)      $         -    $      (.53)
    Discontinued operations                                    -             .06                -            .09
    Extraordinary items                                        -           (.02)                -           (.02)
                                                     -----------     ----------       -----------    -----------
       Net earnings (loss)                           $       .03     $     (.39)      $         -    $      (.46)
                                                     ===========     ==========       ===========    ===========

WEIGHTED AVERAGE NUMBER OF
    SHARES OUTSTANDING:

    Basic                                                119,863         121,488          120,418         121,484
                                                     ===========     ===========      ===========    ============
    Diluted                                              120,075         121,488          120,418         121,484
                                                     ===========     ===========      ===========    ============

      THE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   ARE AN INTEGRAL PART OF THESE STATEMENTS.


                        IVAX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

SIX MONTHS ENDED JUNE 30,                                            1998         1997
(In thousands)                                                    ----------    ----------
Cash flows from operating activities:
   Net loss                                                       $    (551)   $ (55,453)
   Adjustments to reconcile net loss to net cash
    provided by operating activities:
       Restructuring costs and asset write-downs                        696       20,500
       Depreciation and amortization                                 16,142       16,576
       Deferred tax provision (benefit)                                 948       (5,982)
       Provision for allowances for doubtful accounts                 2,821        3,046
       Net losses on disposal of assets                               1,771          525
       Losses on extinguishment of debt                                --          2,137
       Minority interest                                                880        2,881
       Income from discontinued operations                             --        (10,600)
       Changes in assets and liabilities:
          Decrease in accounts receivable                             6,478       33,690
          Decrease in inventories                                     1,426       21,326
          (Increase) decrease in other current assets               (11,766)      44,387
          Decrease in other assets                                    4,053          890
          Decrease in accounts payable, accrued expenses
              and other current liabilities                         (29,210)     (22,149)
          Increase (decrease) in other long-term liabilities          1,197         (619)
       Other, net                                                      (668)        (840)
       Net cash provided by discontinued operations                   6,719       25,089
                                                                  ---------    ---------
           Net cash provided by operating activities                    936       75,404
                                                                  ---------    ---------
Cash flows from investing activities:
    Proceeds from divestitures                                        3,885      320,000
    Capital expenditures                                            (17,540)     (17,087)
    Proceeds from sale of assets                                     15,406          231
    Acquisitions of patents, trademarks, licenses
       and other intangibles                                        (12,273)        (739)
    Acquisitions of businesses and other                               --        (10,500)
    Net investing activities of discontinued operations                (202)     (13,340)
                                                                  ---------    ---------
           Net cash (used for) provided by investing activities     (10,724)     278,565
                                                                  ---------    ---------

Cash flows from financing activities:
    Borrowings on long-term debt and loans payable                      645       46,911
    Payments on long-term debt and loans payable                     (8,929)    (386,882)
    Issuance of common stock                                            293           26
    Repurchase of common stock                                      (14,509)        --
    Net financing activities of discontinued operations                  11          (93)
                                                                  ---------    ---------
           Net cash used for financing activities                   (22,489)    (340,038)
                                                                  ---------    ---------

Effect of exchange rate changes on cash                                  (4)      (6,341)
                                                                  ---------    ---------
Net increase (decrease) in cash and cash equivalents                (32,281)       7,590

Cash and cash equivalents at the beginning of the year              199,235       80,806
                                                                  ---------    ---------
Cash and cash equivalents at the end of the period                $ 166,954    $  88,396
                                                                  =========    =========
Supplemental disclosures:
    Interest payments                                             $   3,352    $  13,743
                                                                  =========    =========
    Income tax payments (refunds)                                 $   8,845    $ (48,039)
                                                                  =========    =========

     THE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   ARE AN INTEGRAL PART OF THESE STATEMENTS.

                        IVAX CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1) GENERAL:

         In management's opinion, the accompanying unaudited condensed consolidated financial statements of IVAX Corporation and subsidiaries ("IVAX") contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of IVAX as of June 30, 1998, and the results of its operations for the three and six months ended June 30, 1998 and 1997. The results of operations and cash flows for the six months ended June 30, 1998 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 1998.

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

         Certain amounts presented in the condensed consolidated financial statements for prior periods have been reclassified to conform to the current period's presentation.

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

         For the six months ended June 30, 1998 and 1997 and the three months ended June 30, 1997, there was no difference between basic and diluted loss per share as all potential common stock was antidilutive. A reconciliation of the numerator and the denominator of the basic and diluted earnings per share computation for income from continuing operations for the three months ended June 30, 1998 is as follows:


         THREE MONTHS ENDED JUNE 30, 1998                  INCOME           SHARES           PER SHARE
         (In thousands, except per share data)           (NUMERATOR)     (DENOMINATOR)        AMOUNT
                                                       --------------    --------------   ---------------
         Basic EPS:
         Income from continuing operations             $        3,341           119,863   $         0.03
                                                                                          ==============

         Effect of Dilutive Securities:
         Stock options                                              -               212
                                                       --------------   ---------------

         Diluted EPS:
         Income from continuing operations
              plus assumed conversions                 $        3,341           120,075   $         0.03
                                                       ==============   ===============   ==============

         Total potential common stock at June 30, 1998 includes outstanding options to purchase 9,695,283 shares of common stock and 6 1/2% Convertible Subordinated Notes due November 2001 which are convertible at the option of the holders into 2,866,929 shares of common stock at a conversion rate of $31.75 per share.

(3) RESTRUCTURING COSTS:

         During the first quarter of 1998, IVAX continued its ongoing efforts to reduce costs and enhance operating efficiency by initiating further restructuring programs at its United Kingdom pharmaceutical operations. IVAX recorded a pre-tax charge of $.7 million in the first quarter of 1998, comprised primarily of $.5 million for severance and other employee termination benefits and $.2 million for the write-down of leasehold improvements associated with the consolidation of certain packaging operations in the United Kingdom, anticipated to be completed in the first quarter of 1999. IVAX did not record any restructuring charges during the second quarter of 1998.

         Management anticipates that it will continue to seek opportunities to improve efficiency and operations. Accordingly, additional restructuring costs may be recorded in future periods as such opportunities are identified.

(4) DIVESTITURES:

         During February 1998, IVAX sold its vacuum pump fluids business, the only remaining segment of IVAX's specialty chemicals business, for $3.9 million in cash. IVAX retained certain real estate assets of the specialty chemicals business which are held for sale.

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

          Discontinued operations, net of taxes for the six months ended June 30, 1998 includes the results of operations of the personal care products business and the vacuum pump fluids segment of the specialty chemicals business (through its sale in February 1998). The personal care products business, which generated net revenues of $20.3 million and $38.9 million for the three and six months ended June 30, 1998, respectively, had break-even operations for the first and second quarters of 1998. Losses incurred on the sale and operations of the vacuum pump fluids segment were charged against previously established reserves. See Note 4, Divestitures.

         Income from discontinued operations of $7.4 million and $10.6 million for the three and six months ended June 30, 1997, respectively, includes the results of operations of the intravenous products (through its sale effective May 1997), personal care products and specialty chemicals businesses, as well as the second quarter 1997 gain on the sale of the intravenous products business. During the third quarter of 1997, IVAX completed the sale of a significant portion of the assets of its specialty chemicals business. See Note 5, Divestitures, in IVAX's Annual Report on Form 10-K for the year ended December 31, 1997.

         The net assets of IVAX's remaining discontinued operations (excluding intercompany assets) at June 30, 1998, as presented in the condensed consolidated balance sheet, are as follows:

                                                              PERSONAL CARE
                                                                PRODUCTS
     (In thousands)                                             DIVISION
                                                             --------------
     Current assets                                          $      21,393
     Property, plant and equipment, net                              4,678
     Other assets                                                   19,069
                                                             -------------
         Total assets                                               45,140
                                                             -------------

     Current liabilities                                            16,716
     Other liabilities                                                   -
                                                             -------------
         Total liabilities                                          16,716
                                                             -------------
         Net assets of discontinued operations               $      28,424
                                                             =============

         During July 1998, IVAX sold its personal care products business. See
Note 11, Subsequent Events, for a description of the transaction.

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

         The provision (benefit) for income taxes from continuing operations consists of the following:

PERIOD ENDED JUNE 30,                                     THREE MONTHS                        SIX MONTHS
(In thousands)                                       1998              1997             1998              1997
                                                 -------------    --------------    -------------    --------------
Current:
     United States                               $           -    $            -    $           -    $          174
     Foreign, including Puerto Rico
       and U.S. Virgin Islands                           1,931             1,480            4,079             5,161
Deferred                                                   466               968              948            (5,982)
                                                 -------------    --------------    -------------    --------------
Provision (benefit) for income taxes             $       2,397    $        2,448    $       5,027    $         (647)
                                                 =============    ==============    =============    ==============

         As of June 30, 1998, IVAX established $157.0 million in valuation allowances, primarily against its domestic deferred tax assets generated from losses incurred by its domestic operations. As a result, the domestic deferred tax asset is fully reserved as of June 30, 1998. Management expects that IVAX will recognize additional valuation allowances related to any future deferred tax assets generated from its domestic operations until such time as sustainable domestic taxable income is achieved.

         As of June 30, 1998, a foreign net deferred tax asset aggregating $18.6 million is included in "Other current assets," "Other assets" and "Other long-term liabilities" in the accompanying condensed consolidated balance sheet. Realization of the foreign net deferred tax asset is dependent upon generating sufficient future foreign taxable income. Although realization is not assured, management believes it is more likely than not that the foreign net deferred tax asset will be realized.

(7) SHAREHOLDERS' EQUITY:

         In December 1997, IVAX's Board of Directors approved a share repurchase program authorizing IVAX to repurchase up to 5,000,000 shares of IVAX common stock. Through June 30, 1998, IVAX repurchased 1,686,800 shares of common stock at a total cost, including commissions, of $14.5 million. Under Florida law, repurchased shares constitute authorized but unissued shares.

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


         The components of IVAX's comprehensive income (loss) are as follows:

PERIOD ENDED JUNE 30,                                     THREE MONTHS                        SIX MONTHS
(In thousands)                                       1998              1997             1998              1997
                                                 -------------    --------------    -------------    --------------
Net income (loss)                                $       3,341    $      (47,514)   $        (551)   $      (55,453)
Unrealized losses on marketable
  securities, net of taxes                                 (59)           (4,036)             (24)           (2,100)
Foreign currency translation adjustments                 1,292            (6,021)           5,225           (17,928)
                                                 -------------    --------------    -------------    --------------
Comprehensive income (loss)                      $       4,574    $      (57,571)   $       4,650    $      (75,481)
                                                 =============    ==============    =============    ==============

(9) CONTINGENCIES:

         With respect to the case styled ALAN M. HARRIS, YITZCHOK WOLPIN AND FAUSTO POMBAR V. IVAX CORPORATION, PHILLIP FROST AND MICHAEL W. FIPPS, previously reported in IVAX's Annual Report on Form 10-K for the year ended December 31, 1997, on May 29, 1998, Plaintiffs filed a Notice of Appeal of the District Court's dismissal of the action, which was previously reported in IVAX's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998.

         With respect to the case styled ELI LILLY AND COMPANY V. ROUSSEL CORP., ET AL., previously reported in IVAX's Annual Report on Form 10-K for the year ended December 31, 1997, on June 30, 1998, the United States District Court dismissed the action with prejudice.

         With respect to the case styled BAXTER INTERNATIONAL INC. AND BAXTER HEALTHCARE CORP. V. MCGAW, INC., previously reported in IVAX's Annual Report on Form 10-K for the year ended December 31, 1997, on July 1, 1998, the United States Court of Appeals for the Federal Circuit affirmed the verdict in favor of McGaw, Inc.

         With respect to the case styled SMITH & NEPHEW, INC. V. IVAX CORPORATION AND SOLOPAK, INC., previously reported in IVAX's Annual Report on Form 10-K for the year ended December 31, 1997, on July 17, 1998, the District Court granted IVAX's Motion for Summary Judgment.

         The developments discussed above did not have a material effect on IVAX's financial position or results of operations.


(10) RECENTLY ISSUED ACCOUNTING STANDARDS:

         IVAX is required to adopt SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, in the first quarter of 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Management believes that the adoption of SFAS No. 133 will not have a material impact on IVAX's consolidated financial statements.

(11) SUBSEQUENT EVENTS:

         On July 14, 1998, IVAX completed the sale of its personal care products business to Carson, Inc. for $85.0 million (subject to certain post-closing adjustments). At closing, IVAX received $35.0 million in cash and a $50.0 million secured note due November 30, 1998, which IVAX is seeking to sell to a third party. This sale completes the divestiture of IVAX's businesses classified as discontinued operations.

         On July 24, 1998, IVAX and ALZA Corporation ("ALZA") terminated the research and development cost sharing arrangement established in conjunction with the sale of certain product rights to ALZA in the third quarter of 1997, as discussed in Note 6, Sale of Product Rights, in the notes to consolidated financial statements included in IVAX's Annual Report on Form 10-K for the year ended December 31, 1997. At the time of the sale, a reserve of $15.0 million was established for IVAX's obligations under this cost sharing arrangement. As a result of this termination, the reserve will be reversed in the third quarter of 1998, reflecting an adjustment to increase the previously recognized gain on the sale of those product rights.

         Subsequent to June 30, 1998, IVAX repurchased 1,280,000 shares of IVAX common stock at a total cost, including commissions, of $11.1 million. Cumulatively, IVAX has repurchased 2,966,800 shares of IVAX common stock at a total cost of $25.6 million under the share repurchase program described in Note 7, Shareholders' Equity.

         On August 11, 1998, IVAX purchased $1.0 million face value of its 6 1/2% Convertible Subordinated Notes Due 2001.

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

         In May 1998, IVAX announced a series of possible actions to enhance the performance of its business units and increase shareholder value. Such actions included a possible name change, the exploration of the feasibility of an initial public offering of IVAX's United Kingdom subsidiary, Norton Healthcare Limited ("Norton Healthcare"), and the possible creation of a new business unit to consist of IVAX's activities in oncology and its United States generic pharmaceutical operations. At this time, IVAX is continuing to explore whether a public offering of Norton Healthcare is in the best interest of IVAX shareholders. In addition, IVAX has determined to use the name "IVX BioScience, Inc.", in selected contexts, to reflect its focus on proprietary pharmaceuticals. Management is also considering possible other transactions involving its United States generic pharmaceutical operations, its oncology business, its veterinary products business and its diagnostics business. IVAX will not enter into any such transaction unless, after careful consideration, IVAX's Board of Directors concludes that such transaction is in the best interest of IVAX shareholders.

         Results for the three and six months ending June 30, 1997 have been restated to reflect the classification of certain businesses as discontinued operations. See "Results of Operations - Discontinued Operations" for a further discussion. Additionally, the diagnostics business' results of operations, previously reported as part of the "Other operations" segment, are not disclosed as a separate segment because they are not significant.

                              RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997

         IVAX reported a loss from continuing operations of $.6 million for the six months ended June 30, 1998, compared to a loss from continuing operations of $63.9 million for the six months ended June 30, 1997. The net loss for the six months ended June 30, 1998 was $.6 million, compared to a net loss of $55.5 million for the same period of the prior year. The six months ended June 30, 1997 included a $2.1 million net extraordinary loss relating to the extinguishment of debt.

         Continuing operations was approximately break-even per share for the six months ended June 30, 1998, compared to a loss per share from continuing operations of $.53 for the six months ended June 30, 1997. Net loss per share was approximately break-even for the first half of 1998, compared to a net loss per share of $.46 for the same period of the prior year. The net extraordinary losses recorded in the first half of 1997, relating to the early extinguishment of debt, resulted in a $.02 loss per share.

         NET REVENUES AND GROSS PROFIT

         Net revenues for the first half of 1998 totaled $307.7 million, a decrease of $33.0 million, or 10%, compared to the same period of the prior year. The $33.0 million decrease is comprised of a decrease of $30.7 million in net revenues of IVAX's international operations and a decrease of $2.3 million in net revenues of IVAX's domestic operations.

         Domestic net revenues totaled $146.5 million for the first six months of 1998, compared to $148.8 million for the same period of 1997. The $2.3 million, or 2%, decrease in domestic net revenues was primarily attributable to lower prices of certain generic pharmaceutical products and lower net revenues due to the sale of the rights to Elmiron(R) and certain other urology products in the United States and Canada to ALZA Corporation ("ALZA") during the third quarter of 1997. This decrease was partially offset by net revenues generated by certain new generic pharmaceutical products manufactured by IVAX and introduced into the market during the past twelve months, lower sales returns and allowances and $6.0 million recognized from the settlement of litigation with Abbott Laboratories ("Abbott") concerning the marketing of terazosin hydrochloride, the generic equivalent of Abbott's Hytrin(R). Under the settlement, IVAX expects to recognize $6.0 million per quarter until the earlier of February 2000 or the market introduction of a generic version of terazosin hydrochloride.


         During the first six months of 1998 and 1997, IVAX's United States generic pharmaceutical operations provided reserves which reduced gross sales by $59.9 million and $69.5 million, respectively. At June 30, 1998 and December 31, 1997, these reserves totaled $115.0 million and $105.4 million, respectively, and are included in accounts receivable, net and accrued expenses and other current liabilities in the condensed consolidated balance sheets.


         IVAX's international operations generated net revenues of $161.2 million in the first six months of 1998, compared to $191.9 million for the same period of the prior year. The $30.7 million, or 16%, decrease in international net revenues was primarily due to decreased sales at IVAX's United Kingdom and Czech Republic operations. The decrease in sales at IVAX's United Kingdom operations is primarily due to the following: the discontinuance of certain contract manufacturing arrangements to provide capacity to manufacture certain higher margin products for the United States market for which IVAX is awaiting receipt of regulatory approval; lower net revenues resulting from a license agreement relating to its breath operated inhaler device; and price declines for branded and generic products. The decrease in sales at IVAX's Czech Republic operations is primarily due to lower sales of raw materials primarily resulting from the loss of a significant customer, the unfavorable impact of foreign currency fluctuations and, to a lesser extent, a depressed local pharmaceutical market, partially offset by higher export sales to Russia.

         Gross profit for the first half of 1998 increased $15.4 million, or 16%, from the same period of the prior year. Gross profit was $110.0 million (35.7% of net revenues) for the first half of 1998, compared to $94.6 million (27.8% of net revenues) for the first half of 1997. The increase in gross profit percentage is primarily due to lower sales returns and allowances, lower product costs, lower inventory provisions, the impact of the 1998 launch of a high margin generic pharmaceutical product and revenues attributable to the Abbott settlement at IVAX's United States generic pharmaceutical operations.

          OPERATING EXPENSES


         Selling expenses totaled $39.6 million (12.9% of net revenues) for the first six months of 1998, compared to $50.1 million (14.7% of net revenues) for the first six months of 1997. The decrease of $10.5 million was primarily attributable to reduced sales force and promotional costs of IVAX's United States proprietary pharmaceutical operations as a result of the sale of the rights to Elmiron(R) and certain other urology products in the United States and Canada to ALZA during the third quarter of 1997. The implementation of previously announced restructuring plans also resulted in reduced selling expenses at IVAX's domestic generic pharmaceutical operations due to reductions in sales personnel and promotional costs and at IVAX's United Kingdom operations due to lower warehousing overhead.

         General and administrative expenses totaled $40.9 million (13.3% of net revenues) for the first six months of 1998, compared to $53.0 million (15.6% of net revenues) for the first six months of 1997, a decrease of $12.1 million. The decrease is primarily attributable to lower costs, primarily associated with reduced headcount, at IVAX's corporate headquarters, its domestic generic pharmaceutical operations and its United Kingdom operations as a result of the implementation of previously announced restructuring plans. Lower legal fees at IVAX's corporate headquarters, domestic generic pharmaceutical operations and United Kingdom operations and lower bad debt provisions at IVAX's domestic generic pharmaceutical operations also contributed to the decline.

         Research and development expenses for the first six months of 1998 increased $1.2 million, or 5%, compared to the first half of 1997, to a total of $27.1 million (8.8% of net revenues). The future level of research and development expenditures will depend on, among other things, the outcome of clinical testing of products under development, delays or changes in government required testing and approval procedures, technological and competitive developments, and strategic marketing decisions.

         During the second quarter of 1997, management reevaluated the carrying value of certain long-lived assets. The reevaluation was performed, primarily, in conjunction with initiatives to further consolidate facilities of IVAX's domestic generic pharmaceutical operations in an effort to improve its efficiency. As a result of these initiatives, a $20.5 million asset write-down was recognized which primarily represented an initial estimate of the minimum level of charges associated with expected losses on facility disposals. During the first quarter of 1998, IVAX continued its ongoing efforts to reduce costs and enhance operating efficiency by initiating further restructuring programs at its United Kingdom pharmaceutical operations. IVAX recorded a pre-tax charge of $.7 million in the first quarter of 1998, comprised primarily of $.5 million for severance and other employee termination benefits and $.2 million for the write-down of leasehold improvements associated with the consolidation of certain packaging operations in the United Kingdom, anticipated to be completed in the first quarter of 1999.

         The $2.3 million of merger expenses incurred for the six months ended June 30, 1997 were primarily related to a proposed merger with Bergen Brunswig Corporation, which was terminated in March 1997.

         OTHER INCOME (EXPENSE)

         Interest income increased $3.1 million for the six months ended June 30, 1998, as compared to the six months ended June 30, 1997. Higher levels of cash on hand due to proceeds received from the divestiture of certain businesses classified as discontinued operations and the sale of certain product rights during 1997 accounted for the increase in interest income. See Note 5, Divestitures, and Note 6, Sale of

Product Rights, in IVAX's Annual Report on Form 10-K for the year ended December 31, 1997 for further discussion.

         Interest expense decreased $7.4 million for the six months ended June 30, 1998, as compared to the six months ended June 30, 1997, primarily due to the repayment of IVAX's revolving credit facility during the second quarter of 1997.

         Other income (expense), net, decreased $2.3 million for the six months ended June 30, 1998, as compared to the six months ended June 30, 1997. The decrease is primarily due to $4.0 million in settlement proceeds received in the first quarter of 1997 related to the recall in the United States of the raw material for the generic pharmaceutical product cefaclor.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1997

          IVAX reported income from continuing operations of $3.3 million for the three months ended June 30, 1998, compared to a loss from continuing operations of $52.8 million for the same period in 1997. Net income for the three months ended June 30, 1998 was $3.3 million, compared to a net loss of $47.5 million for the same period in 1997. The period ended June 30, 1997 included a $2.1 million net extraordinary loss from the extinguishment of debt.

          Earnings per share from continuing operations was $.03 for the three months ended June 30, 1998, compared to a loss per share from continuing operations of $.43 for the three months ended June 30, 1997. Net earnings per share was $.03 for the three months ended June 30, 1998, compared to a net loss per share of $.39 for the same period in the prior year. The net extraordinary losses recorded in the period ended June 30, 1997, relating to the early extinguishment of debt, resulted in a $.02 loss per share.

         NET REVENUES AND GROSS PROFIT

         Net revenues for the three months ended June 30, 1998, totaled $158.7 million, a decrease of $15.1 million, or 9%, compared to the same period of the prior year. The $15.1 million decrease is the result of a decrease of $21.6 million in net revenues from IVAX's international operations, partially offset by an increase of $6.5 million in net revenues from IVAX's domestic operations.

         Domestic net revenues totaled $75.8 million for the three months ended June 30, 1998, compared to $69.3 million for the same period of the prior year. The $6.5 million increase was primarily attributable to lower sales returns and allowances for IVAX's domestic generic pharmaceutical operations, net revenues generated by certain new generic pharmaceutical products manufactured by IVAX and introduced into the market during the past twelve months and $3.0 million recognized from the settlement of litigation with Abbott, partially offset by lower prices of certain generic pharmaceutical products and lower net revenues due to the sale of the rights to Elmiron(R) and certain other urology products in the United States and Canada to ALZA.

         IVAX's international operations generated net revenues of $82.9 million for the three months ended June 30, 1998, compared to $104.5 million for the same period of the prior year. The $21.6 million decrease in international net revenues was primarily due to decreased sales at IVAX's United Kingdom operations and Czech Republic operations. The decrease in sales at IVAX's United Kingdom operations is primarily due to the following: the discontinuance of certain contract manufacturing arrangements to provide capacity to manufacture certain higher margin products for the United States market for which IVAX is awaiting receipt of regulatory approval; lower net revenues resulting from a license agreement relating to its breath operated inhaler device; and price declines for branded and generic products. The decrease in sales at IVAX's Czech Republic operations is primarily due to lower sales of raw materials primarily resulting from the loss of a significant customer, lower export sales mainly to Russia, the unfavorable impact of foreign currency fluctuations and, to a lesser extent, a depressed local pharmaceutical market.

         Gross profit for the three months ended June 30, 1998 increased $14.4 million, or 32%, compared to the same period in 1997. Gross profit was $60.1 million (37.9% of net revenues) for the 1998 period, compared to $45.7 million (26.3% of net revenues) for the 1997 period. The improvement in gross profit percentage was primarily the result of lower sales returns and allowances, lower product costs, lower inventory provisions, the impact of the 1998 launch of a high margin generic pharmaceutical product and revenues attributable to the Abbott settlement at IVAX's United States generic pharmaceutical operations.

         OPERATING EXPENSES

         Selling expenses totaled $19.1 million (12.0% of net revenues) for the three months ended June 30, 1998, a decrease of $8.0 million, from $27.1 million (15.6% of net revenues) for the same period of 1997. The decrease was primarily attributable to reduced sales force and promotional costs of IVAX's United States proprietary pharmaceutical operations as a result of the sale of the rights to Elmiron(R) and certain other urology products in the United States and Canada to ALZA during the third quarter of 1997. The implementation of previously announced restructuring plans also resulted in reduced selling expenses at IVAX's domestic generic pharmaceutical operations due to reductions in sales personnel and at IVAX's United Kingdom operations due to lower warehousing overhead.

         General and administrative expenses totaled $22.0 million (13.9% of net revenues) for the three months ended June 30, 1998, compared to $27.3 million (15.7% of net revenues) for the same period of 1997, a decrease of $5.3 million. The decrease is primarily attributable to lower costs, primarily related to reduced headcount, at IVAX's corporate headquarters, its domestic generic pharmaceutical operations and its United Kingdom operations as a result of the implementation of previously announced restructuring plans. Lower legal fees at IVAX's corporate headquarters and domestic generic pharmaceutical operations and lower bad debt provisions at IVAX's domestic generic pharmaceutical operations and United Kingdom operations also contributed to the decline. The decline was partially offset by a one-time payment to an executive pursuant to the terms of his employment agreement as well as higher consulting fees primarily associated with IVAX's year 2000 compliance program.

         Research and development expenses for the three months ended June 30, 1998 decreased $.6 million, or 5%, compared to the same period of the prior year, to a total of $13.3 million (8.4% of net revenues).

         Refer to the "Results of Operations - Six months ended June 30, 1998 compared to the six months ended June 30, 1997" for a discussion of the $20.5 million asset write-down recognized during the three months ended June 30, 1997.

         OTHER INCOME (EXPENSE)

          Interest income increased $1.5 million for the three months ended June 30, 1998, as compared to the three months ended June 30, 1997, due to higher levels of cash on hand. Interest expense decreased $3.5 million for the three months ended June 30, 1998, compared to the same period of the prior year, primarily due to the repayment of IVAX's revolving credit facility during the second quarter of 1997.

DISCONTINUED OPERATIONS

          Discontinued operations, net of taxes for the six months ended June 30, 1998 includes the results of operations of the personal care products business and the vacuum pump fluids segment of the specialty chemicals business through its sale in February 1998. The personal care products business had break-even operations for the first and second quarters of 1998, while losses incurred on the sale and operations of the vacuum pump fluids business were charged against previously established reserves. Income from discontinued operations of $7.4 million and $10.6 million for the three and six months ended June 30, 1997, respectively, includes the results of operations of the intravenous products, personal care products and specialty chemicals businesses, as well as the second quarter 1997 gain on the sale of the intravenous products business. During the third quarter of 1997, IVAX completed the sale of a significant portion of the assets of its specialty chemicals business. During February 1998, IVAX sold its vacuum pump fluids business, the only remaining segment of IVAX's specialty chemicals business. See Note 5, Divestitures, in IVAX's Annual Report on Form 10-K for the year ended December 31, 1997 and Note 4, Divestitures, in the notes to condensed consolidated financial statements for further discussion.

                              CURRENCY FLUCTUATIONS

         For the three and six months ended June 30, 1998, approximately 57% of IVAX's net revenues were attributable to operations which principally generated revenues in currencies other than the United States dollar, compared to approximately 67% and 62% for the three and six months ended June 30, 1997, respectively. Fluctuations in the value of foreign currencies relative to the United States dollar affect the reported results of operations for IVAX. If the United States dollar weakens relative to the foreign currency, the earnings generated in the foreign currency will, in effect, increase when converted into United States dollars and vice versa. As a result of exchange rate differences, net revenues decreased by approximately $1.1 million and $4.6 million for the three and six months ended June 30, 1998, respectively, as compared to the same periods of the prior year.

                                  INCOME TAXES

         IVAX recognized a $5.0 million tax provision for the six months ended June 30, 1998, which related to foreign operations. The $3.7 million tax benefit recognized by domestic operations was completely offset by the establishment of an additional $3.7 million in valuation allowances. As a result, the domestic deferred tax asset is fully reserved as of June 30, 1998. Management expects that IVAX will recognize additional valuation allowances related to any future deferred tax assets generated from its domestic operations until such time as sustainable domestic taxable income is achieved.

         As of June 30, 1998, IVAX had a foreign net deferred tax asset aggregating $18.6 million. Realization of the foreign net deferred tax asset is dependent upon generating sufficient future foreign taxable income. Although realization is not assured, management believes it is more likely than not that the foreign net deferred tax asset will be realized. Management's estimates of future taxable income are subject to revision due to, among other things, regulatory and competitive factors affecting the pharmaceutical industry. Such factors are further discussed in management's discussion and analysis of financial condition and results of operations included in IVAX's Annual Report on Form 10-K for the year ended December 31, 1997.

                         LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1998, IVAX's working capital, excluding net assets of discontinued operations, was $241.0 million, compared to $238.9 million at December 31, 1997. Cash and cash equivalents totaled $167.0 million at June 30, 1998, as compared to $199.2 million at December 31, 1997 and $88.4 million at June 30, 1997.

         Net cash of $.9 million was provided by operating activities during the first six months of 1998, compared to $75.4 million during the same period of the prior year. The decrease in cash provided by operating activities, as compared to the first six months of 1997, was primarily the result of IVAX receiving a $52.5 million refund of federal income taxes paid in prior years during the second quarter of 1997 as well as reductions in accounts receivable and inventory during the first six months of 1997 mainly resulting from increased cash collections, lower net revenues and improved inventory management at IVAX's United States generic pharmaceutical operations.

         Net cash of $10.7 million was used for investing activities during the first six months of 1998, as compared to $278.6 million in cash provided by investing activities during the same period of the prior year. The decrease was primarily attributable to $320.0 million in cash proceeds received for the sale of IVAX's intravenous products business in the second quarter of 1997. In February 1998, IVAX sold its vacuum pump fluids business for $3.9 million, the only remaining segment of its specialty chemicals business. See Note 4, Divestitures, in the notes to condensed consolidated financial statements. During the second quarter of 1998, IVAX sold its Kirkland, Canada pharmaceutical manufacturing facility (acquired in the first quarter of 1997) and its Syosset, New York pharmaceutical manufacturing facility for a total of $13.3 million (subject to certain post-closing adjustments). During the first six months of 1998, IVAX paid $9.9 million to NaPro BioTherapeutics, Inc. ("NaPro") as partial consideration for a license to NaPro's pending patents for a paclitaxel formulation in the United States, Europe and certain other world markets. In connection with the license, IVAX and NaPro terminated their paclitaxel development and marketing agreement.

         Net cash of $22.5 million was used for financing activities during the first six months of 1998, compared to $340.0 million during the same period of the prior year, primarily reflecting the pay off of IVAX's revolving credit facility in June 1997. In the first quarter of 1998, IVAX repurchased common stock for $14.5 million. See Note 7, Shareholders' Equity, and Note 11, Subsequent Events, in the notes to condensed consolidated financial statements.

         IVAX plans to spend substantial amounts of capital in 1998 to continue the research and development of pharmaceutical products. Total research and development costs for the first six months of 1998 were $27.1 million. Although research and development expenditures are expected to be between $50.0 million and $60.0 million during 1998, actual expenditures will depend on, among other things, the outcome of clinical testing of products under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity. In addition, IVAX plans to spend between $50.0 million and $55.0 million in

1998 to improve and expand its pharmaceutical and other related facilities, of which $17.5 million has been spent during the first half of the year.

         IVAX continues to implement its Year 2000 compliance program, prioritizing required efforts and addressing them in such order. IVAX anticipates that it will spend up to $15.0 million by the end of 1999 in connection with its plans to implement required system and equipment modifications and replacements. IVAX expects to complete the implementation of its system and equipment modifications or replacements by mid-1999. The expected costs of the Year 2000 compliance program and the date on which IVAX expects to complete the implementation of the plan are based on management's best estimates and involve certain assumptions, and actual results could differ materially from the estimates set forth herein. There can be no assurance that IVAX's Year 2000 compliance program will be successful. In addition, the implementation of new information systems and the modification or replacement of equipment involves risks that the systems and equipment will not perform as expected and that productivity may suffer until employees are properly trained. No assurance can be given that any such implementation will not adversely affect IVAX's operations.

         IVAX has not fully determined the extent to which it may be impacted by third parties' systems, including those of its suppliers, partners, vendors, service providers and certain agencies and regulatory organizations. While IVAX has commenced efforts to seek reassurance from certain third parties that their systems are Year 2000 compliant, there can be no assurance that the systems of third parties with which IVAX deals or on which IVAX relies will be Year 2000 compliant, or that any failure of a third party's systems to be Year 2000 compliant would not have a material adverse effect on IVAX.

         IVAX's principal sources of short term liquidity are existing cash, including cash generated from the sale of IVAX's personal care products business in July 1998, and cash generated from the repayment or sale of the $50.0 million secured note due November 30, 1998 (the "Secured Note"), which IVAX received as partial consideration for the sale of the personal care products business. IVAX is seeking to sell the Secured Note to a third party. No assurance can be given that IVAX will be able to sell the Secured Note or, if IVAX is unable to sell the Secured Note, that the Secured Note will be repaid in accordance with its terms. IVAX believes the sources discussed above will be sufficient to meet its operating needs and anticipated capital expenditures over the short term.

         For the long term, IVAX intends to utilize principally internally generated funds, which are anticipated to be derived primarily from the sale of existing pharmaceutical products, pharmaceutical products currently under development and pharmaceutical products to be licensed from third parties. No assurance can be given that IVAX will license existing products or products under development from third parties, that IVAX will successfully complete the development of such products or products under development, that IVAX will be able to obtain regulatory approval for any such product, or that any approved product may be produced in commercial quantities, at reasonable costs, and be successfully marketed. In addition, IVAX's 6 1/2% Convertible Subordinated Notes due 2001 ("the 6 1/2% Notes") are scheduled to mature in November 2001. To the extent that capital requirements exceed available capital or that IVAX is required to refinance the 6 1/2% Notes, IVAX will need to seek alternative sources of financing to fund its operations. IVAX has no existing credit facility and no assurance can be given that alternative financing will be available, if at all, in a timely manner, on favorable terms. If IVAX is unable to obtain satisfactory alternative financing, IVAX may be required to delay or reduce its proposed expenditures, including expenditures for research and development, or sell additional assets in order to meet its future obligations.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         With respect to the case styled ALAN M. HARRIS, YITZCHOK WOLPIN AND FAUSTO POMBAR V. IVAX CORPORATION, PHILLIP FROST AND MICHAEL W. FIPPS, previously reported in IVAX's Annual Report on Form 10-K for the year ended December 31, 1997, on May 29, 1998, Plaintiffs filed a Notice of Appeal of the District Court's dismissal of the action, which was previously reported in IVAX's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998.

         With respect to the case styled ELI LILLY AND COMPANY V. ROUSSEL CORP., ET AL., previously reported in IVAX's Annual Report on Form 10-K for the year ended December 31, 1997, on June 30, 1998, the United States District Court dismissed the action with prejudice.

         With respect to the case styled BAXTER INTERNATIONAL INC. AND BAXTER HEALTHCARE CORP. V. MCGAW, INC., previously reported in IVAX's Annual Report on Form 10-K for the year ended December 31, 1997, on July 1, 1998, the United States Court of Appeals for the Federal Circuit affirmed the verdict in favor of McGaw, Inc.

         With respect to the case styled SMITH & NEPHEW, INC. V. IVAX CORPORATION AND SOLOPAK, INC., previously reported in IVAX's Annual Report on Form 10-K for the year ended December 31, 1997, on July 17, 1998, the District Court granted IVAX's Motion for Summary Judgment.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At IVAX's annual meeting of shareholders held on June 5, 1998, IVAX's shareholders elected eight directors. The number of votes cast for and withheld for each nominee for director were as follows:

     DIRECTOR                             FOR                 WITHHELD
     --------                             ---                 --------

     Mark Andrews                      101,095,584           1,634,051
     Ernst Biekert, Ph.D.              101,035,532           1,694,103
     Charles M. Fernandez              101,215,088           1,514,547
     Jack Fishman, Ph.D.               101,207,794           1,521,841
     Neil W. Flanzraich                101,196,087           1,533,548
     Phillip Frost, M.D.               101,160,641           1,568,994
     Jane Hsiao, Ph.D.                 101,207,206           1,522,429
     Isaac Kaye                        101,206,847           1,522,788

         There were no broker non-votes with respect to the foregoing matter.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS

        10.1      Form of Employment Agreement (Change               Incorporated by reference to the
                  in Control), dated as of July 31, 1998 between     Form of Employment Agreement
                  IVAX Corporation and Neil W. Flanzraich            (Change in Control) in IVAX's
                                                                     Form 10-K for the year ended
                                                                     December 31, 1997.

        10.2      Purchase Agreement, dated June 16, 1998,           Filed herewith.
                  by and between IVAX Corporation and Carson,
                  Inc.*

        10.3      Credit Agreement, dated as of July 14, 1998,       Filed herewith.
                  among IVAX Corporation, Carson, Inc. and
                  Carson Products Company.*

        27        Financial Data Schedule                            Filed herewith.

(b)     REPORTS OF FORM 8-K

        No reports on Form 8-K were filed by the registrant during the three months ended June 30, 1998.


--------------------------------
      *IVAX agrees to furnish a copy of the exhibits and schedules to this agreement to the Securities and Exchange Commission upon request.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           IVAX CORPORATION

         Date: August 14, 1998             By: /s/ THOMAS BEIER
               -----------------              -----------------
                                               Thomas Beier
                                               Senior Vice President-Finance
                                               Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT                          DESCRIPTION
-------                          -----------

10.2 Purchase Agreement, cated June 16, 1998, by and between IVAX Corporation and Carson, Inc.

10.3 Credit Agreement, Dated as of July 14, 1998, among IVAX Corporation, Carson, Inc. and Carson Products Companu.

27                  Financial Data Schedule.