Form 10-Q
period 1998-09-30
IVAX CORP /DE
filed 1998-11-13
CIK 772197

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998


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



                  4400 BISCAYNE BOULEVARD, MIAMI, FLORIDA 3313
                ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)


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

         117,030,621 SHARES OF COMMON STOCK, $.10 PAR VALUE, OUTSTANDING
                            AS OF OCTOBER 30, 1998.


                                IVAX CORPORATION

                                      INDEX


PART I - FINANCIAL INFORMATION                                                             PAGE NO.
                                                                                           --------
     Item 1 - Financial Statements

              Condensed Consolidated Balance Sheets as of September 30, 1998
              and December 31, 1997                                                          2

              Condensed Consolidated Statements of Operations
              for the three months and nine months ended September 30, 1998 and 1997         3

              Condensed Consolidated Statements of Cash Flows
              for the nine months ended September 30, 1998 and 1997                          5

              Notes to Condensed Consolidated Financial Statements                           6

     Item 2 - Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                         12


PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings                                                             22

     Item 6 - Exhibits and Reports on Form 8-K                                              22

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                        IVAX CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                   SEPTEMBER 30,  DECEMBER 31,
                                                                       1998           1997
                                                                   ------------   -----------
                                 ASSETS
Current assets:
    Cash and cash equivalents                                       $ 234,979      $ 199,235
    Accounts receivable, net                                           86,289        104,994
    Inventories                                                       146,012        145,716
    Net assets of discontinued operations                                --           37,820
    Other current assets                                               35,754         22,939
                                                                    ---------      ---------
        Total current assets                                          503,034        510,704

Property, plant and equipment, net                                    196,499        193,741
Intangible assets, net                                                 58,861         39,458
Other assets                                                           33,287         46,833
                                                                    ---------      ---------
        Total assets                                                $ 791,681      $ 790,736
                                                                    =========      =========

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Loans payable                                                   $   2,175      $   4,025
    Current portion of long-term debt                                     993          7,858
    Accounts payable                                                   41,715         42,578
    Accrued income taxes payable                                        5,512          9,126
    Accrued expenses and other current liabilities                    152,783        170,379
                                                                    ---------      ---------
        Total current liabilities                                     203,178        233,966

Long-term debt, net of current portion                                 89,391         94,193

Other long-term liabilities                                            19,109         12,600

Minority interest                                                      17,845         14,938

Shareholders' equity:
    Common stock, $.10 par value, authorized 250,000 shares,
        issued and outstanding 117,768 shares (121,518 in 1997)        11,777         12,152
    Capital in excess of par value                                    482,599        515,234
    Retained deficit                                                  (26,890)       (72,294)
    Cumulative translation adjustment and other                        (5,328)       (20,053)
                                                                    ---------      ---------
        Total shareholders' equity                                    462,158        435,039
                                                                    ---------      ---------
        Total liabilities and shareholders' equity                  $ 791,681      $ 790,736
                                                                    =========      =========

     THE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.


                        IVAX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

PERIOD ENDED SEPTEMBER 30,                                 THREE MONTHS                  NINE MONTHS
(In thousands, except per share data)                    1998         1997            1998         1997
                                                      ---------    ---------       ---------    ---------

NET REVENUES                                          $ 162,241    $ 126,357       $ 469,960    $ 467,064

COST OF SALES                                           101,110      122,468         298,826      368,597
                                                      ---------    ---------       ---------    ---------

    Gross profit                                         61,131        3,889         171,134       98,467
                                                      ---------    ---------       ---------    ---------

OPERATING EXPENSES:
    Selling                                              19,606       24,172          59,236       74,251
    General and administrative                           22,544       27,492          63,449       80,506
    Research and development                             12,786       12,939          39,882       38,852
    Amortization of intangible assets                       980          948           2,554        2,899
    Restructuring costs and asset write-downs            12,865        4,359          13,561       24,859
    Merger expenses                                        --           --              --          2,343
                                                      ---------    ---------       ---------    ---------

    Total operating expenses                             68,781       69,910         178,682      223,710
                                                      ---------    ---------       ---------    ---------

    Loss from operations                                 (7,650)     (66,021)         (7,548)    (125,243)

OTHER INCOME (EXPENSE):
    Interest income                                       3,590        1,573           8,575        3,447
    Interest expense                                     (1,808)      (1,336)         (5,347)     (12,256)
    Other income (expense), net                          13,414       44,295          17,689       50,881
                                                      ---------    ---------       ---------    ---------

    Total other income (expense), net                    15,196       44,532          20,917       42,072
                                                      ---------    ---------       ---------    ---------

    Income (loss) from continuing operations before
         income taxes and minority interest               7,546      (21,489)         13,369      (83,171)

PROVISION FOR INCOME TAXES                                  604       56,560           5,631       55,913
                                                      ---------    ---------       ---------    ---------

    Income (loss) from continuing operations
         before minority interest                         6,942      (78,049)          7,738     (139,084)

MINORITY INTEREST                                           546         (705)           (334)      (3,586)
                                                      ---------    ---------       ---------    ---------

    Income (loss) from continuing operations              7,488      (78,754)          7,404     (142,670)

DISCONTINUED OPERATIONS, NET OF TAXES                    40,733      (11,380)         40,733         (780)
                                                      ---------    ---------       ---------    ---------

    Income (loss) before extraordinary items and
       cumulative effect of a change in accounting
       principle                                         48,221      (90,134)         48,137     (143,450)

EXTRAORDINARY ITEMS - Gains (losses) on
    extinguishment of debt, net of taxes                    315         --               315       (2,137)

CUMULATIVE EFFECT OF A CHANGE IN
     ACCOUNTING PRINCIPLE, net of taxes                    --           --            (3,048)        --
                                                      ---------    ---------       ---------    ---------

NET INCOME (LOSS)                                     $  48,536    $ (90,134)      $  45,404    $(145,587)
                                                      =========    =========       =========    =========


                                   (Continued)

      THE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   ARE AN INTEGRAL PART OF THESE STATEMENTS.


                        IVAX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                   (Continued)


PERIOD ENDED SEPTEMBER 30,                                        THREE MONTHS                      NINE MONTHS
(In thousands, except per share data)                          1998           1997               1998            1997
                                                           -----------    -----------        -----------     -----------
BASIC AND DILUTED EARNINGS (LOSS)
    PER SHARE:

    Continuing operations                                  $       .06    $      (.65)       $       .06     $     (1.17)
    Discontinued operations                                        .34           (.09)               .34            (.01)
    Extraordinary items                                            .01           --                  .01            (.02)
    Cumulative effect of a change in accounting priciples         --             --                 (.03)            --
                                                           -----------    -----------        -----------     -----------

       Net earnings (loss)                                 $       .41    $      (.74)       $       .38     $     (1.20)
                                                           ===========    ===========        ===========     ===========
WEIGHTED AVERAGE NUMBER OF
    SHARES OUTSTANDING:

    Basic                                                      118,974        121,491            119,923         121,489
                                                           ===========    ===========        ===========     ===========
    Diluted                                                    119,254        121,491            120,039         121,489
                                                           ===========    ===========        ===========     ===========


      THE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   ARE AN INTEGRAL PART OF THESE STATEMENTS.

                        IVAX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

NINE MONTHS ENDED SEPTEMBER 30,                                    1998          1997
(In thousands)                                                  ---------     ---------
Cash flows from operating activities:
   Net income (loss)                                            $  45,404     $(145,587)
   Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
       Restructuring costs and asset write-downs                   13,561        24,859
       Depreciation and amortization                               23,575        25,677
       Deferred tax provision                                       1,731        48,823
       Provision for allowances for doubtful accounts               5,669         4,917
       Gain on the sale of product rights                         (15,000)      (43,224)
       (Gains) losses on disposal of assets                         1,368          (243)
       (Gains) losses on extinguishment of debt                      (315)        2,137
       Cumulative effect of a change in accounting principle        3,048          --
       Minority interest                                              334         3,586
       (Income) loss from discontinued operations                 (40,733)          780
       Changes in assets and liabilities:
          Decrease in accounts receivable                          16,522        60,045
          Decrease in inventories                                   4,602        40,204
          (Increase) decrease in other current assets             (13,440)       42,426
          (Increase) decrease in other assets                       3,874          (831)
          Decrease in accounts payable, accrued expenses
              and other current liabilities                       (24,364)      (15,735)
          Increase in other long-term liabilities                     819         1,094
       Other, net                                                    (431)         (818)
       Net cash provided by discontinued operations                 5,580        16,513
                                                                ---------     ---------

           Net cash provided by operating activities               31,804        64,623
                                                                ---------     ---------
Cash flows from investing activities:
    Proceeds from divestitures                                     87,885       361,105
    Capital expenditures                                          (35,138)      (25,915)
    Proceeds from sale of assets                                   17,086         3,753
    Acquisitions of patents, trademarks, licenses
       and other intangibles                                      (19,524)       (1,572)
Acquisitions of businesses and other                                 --         (10,500)
    Net investing activities of discontinued operations              (202)      (13,846)
                                                                ---------     ---------

           Net cash provided by investing activities               50,107       313,025
                                                                ---------     ---------

Cash flows from financing activities:
    Borrowings on long-term debt and loans payable                    750        47,203
    Payments on long-term debt and loans payable                  (14,243)     (387,874)
    Issuance of common stock                                        1,491           149
    Repurchase of common stock                                    (34,501)         --
    Net financing activities of discontinued operations                11           (92)
                                                                ---------     ---------

           Net cash used for financing activities                 (46,492)     (340,614)
                                                                ---------     ---------

Effect of exchange rate changes on cash                               325          (699)
                                                                ---------     ---------

Net increase in cash and cash equivalents                          35,744        36,335

Cash and cash equivalents at the beginning of the year            199,235        80,806
                                                                ---------     ---------

Cash and cash equivalents at the end of the period              $ 234,979     $ 117,141
                                                                =========     =========

Supplemental disclosures:

    Interest payments                                           $   3,592     $  14,148
                                                                =========     =========
    Income tax payments (refunds)                               $  14,793     $ (46,935)
                                                                =========     =========

     THE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    ARE AN INTEGRAL PART OF THESE STATEMENTS.

                        IVAX CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(1) GENERAL:

         In management's opinion, the accompanying unaudited condensed consolidated financial statements of IVAX Corporation and subsidiaries ("IVAX") contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of IVAX as of September 30, 1998, and the results of its operations for the three and nine months ended September 30, 1998 and 1997. The results of operations and cash flows for the nine months ended September 30, 1998 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 1998.

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

         The accounting policies followed for interim financial reporting are the same as those disclosed in Note 2 of the notes to consolidated financial statements included in IVAX's Annual Report on Form 10-K for the year ended December 31, 1997, except for the change in accounting principle discussed in
Note 11, Recently Issued Accounting Standards.

         Certain amounts presented in the condensed consolidated financial statements for prior periods have been reclassified to conform to the current period's presentation.

(2) EARNINGS (LOSS) PER SHARE:

         Basic earnings (loss) per share is computed by dividing net income
(loss) by the weighted average number of common shares outstanding for the period. In the computation of diluted earnings per share, the weighted average number of common shares outstanding is adjusted for the effect of all dilutive potential common stock. In computing diluted earnings (loss) per share, IVAX has utilized the treasury stock method. All prior periods earnings (loss) per share data have been restated to conform with SFAS No. 128, EARNINGS PER SHARE, which was adopted by IVAX in 1997.

         For the three and nine months ended September 30, 1997, there was no difference between basic and diluted loss per share as all potential common stock was antidilutive. A reconciliation from the basic to diluted net earnings per share computation for the three and nine months ended September 30, 1998 is as follows:


PERIOD ENDED SEPTEMBER 30,                               THREE MONTHS   NINE MONTHS
(In thousands, except per share data)                        1998          1998
                                                           --------      --------
Net income                                                 $ 48,536      $ 45,404
                                                           ========      ========

Basic weighted average number of shares outstanding         118,974       119,923
Effect of dilutive securities - stock options                   280           116
                                                           --------      --------
Diluted weighted average number of shares outstanding       119,254       120,039
                                                           ========      ========

Diluted earnings per share                                 $    .41      $    .38
                                                           ========      ========

         Total potential common stock at September 30, 1998 includes outstanding options to purchase 9,629,923 shares of common stock and 6 1/2% Convertible Subordinated Notes due November 2001 which are convertible at the option of the holders into 2,718,898 shares of common stock at a conversion rate of $31.75 per share.

(3) RESTRUCTURING COSTS AND ASSET WRITE-DOWNS:

     During 1998, IVAX continued its ongoing efforts to reduce costs and enhance operating efficiency by initiating further restructuring programs at its United Kingdom pharmaceutical operations. IVAX recorded a pre-tax charge of $.7 million in the first quarter of 1998, comprised primarily of $.5 million for severance and other employee termination benefits and $.2 million for the write-down of leasehold improvements associated with the consolidation of certain packaging operations in the United Kingdom. IVAX recorded a pre-tax charge of $12.9 million in the third quarter of 1998, comprised of $3.2 million for severance and other employee termination benefits, $4.3 million associated with lease commitments, and $5.4 million in asset write-downs resulting from management's initiatives to further consolidate facilities of IVAX's United Kingdom operations and management's reevaluation of the carrying value of certain long-lived assets as a result of such consolidation. This restructuring plan will eliminate 381 positions from the workforce throughout all functions. The consolidation process is anticipated to be completed by the end of 1999.

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

         Effective July 14, 1998, IVAX completed the sale of its personal care products business for $85.0 million (subject to certain post-closing adjustments). At closing, IVAX received $35.0 million in cash and a $50.0 million secured note due November 30, 1998. On August 27, 1998, IVAX sold the $50.0 million note, without recourse, for $48.5 million in cash. The gain on the sale of the personal care products division was classified as part of discontinued operations for the periods presented. See Note 5, Discontinued Operations.

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

         Discontinued operations, net of taxes, for the nine months ended September 30, 1998 includes the results of operations of the personal care products business (through its sale in July 1998) and the vacuum pump fluids segment of the specialty chemicals business (through its sale in February 1998). The personal care products business, which generated net revenues of $42.6 million in 1998 through the date of sale, had break-even operations during 1998. The third quarter of 1998 included a net gain on the divestiture of the personal care products business of $40.7 million. Losses incurred on the sale and operations of the vacuum pump fluids segment were charged against previously established reserves. See Note 4, Divestitures.

         Losses from discontinued operations of $11.4 million and $.8 million for the three and nine months ended September 30, 1997, respectively, included the results of operations of the intravenous products business (through its sale effective May 1997), the specialty chemicals business (of which a significant portion of the assets were sold in the third quarter of 1997) and the personal care products business. The personal care products business incurred losses from operations in the third quarter of 1997 due to additional provisions for inventory excess and obsolescence reserves and accounts receivable return reserves. The second quarter of 1997 included a net gain on the divestiture of the intravenous products business and the third quarter of 1997 included a net gain on the sale of a significant portion of the assets of the specialty chemicals business. See Note 5, Divestitures, in IVAX's Annual Report on Form 10-K for the year ended December 31, 1997.

         IVAX has completed the divestiture of its businesses classified as discontinued operations.

(6) INCOME TAXES:

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

         The provision for income taxes from continuing operations consists of the following:


PERIOD ENDED SEPTEMBER 30,                THREE MONTHS               NINE MONTHS
(In thousands)                          1998        1997           1998       1997
                                      --------    --------       --------   --------
Current:
     United States                    $   --      $   (174)      $   --     $   --
     Foreign, including Puerto Rico
       and U.S. Virgin Islands            (179)      1,929          3,900      7,090
Deferred                                   783      54,805          1,731     48,823
                                      --------    --------       --------   --------
Provision for income taxes            $    604    $ 56,560       $  5,631   $ 55,913
                                      ========    ========       ========   ========

         As of September 30, 1998, IVAX established $115.0 million in valuation allowances, primarily against its domestic deferred tax assets generated from losses incurred by its domestic operations. As a result, the domestic deferred tax asset was fully reserved as of September 30, 1998. Management expects that IVAX will continue to maintain valuation allowances related to any future deferred tax assets associated with its domestic operations until such time as sustainable domestic taxable income is achieved.

         As of September 30, 1998, a foreign net deferred tax asset aggregating $17.7 million is included in "Other current assets," "Other assets" and "Other long-term liabilities" in the accompanying condensed consolidated balance sheet. Realization of the foreign net deferred tax asset is dependent upon generating sufficient future foreign taxable income. Although realization is not assured, management believes it is more likely than not that the foreign net deferred tax asset will be realized.

(7) DEBT:

         During the third quarter of 1998, IVAX repurchased a total of $4.7 million face value of its 6 1/2% Convertible Subordinated Notes due November 2001. An extraordinary gain of $.3 million was recorded relating to the repurchase.

(8) SHAREHOLDERS' EQUITY:

         In December 1997, IVAX's Board of Directors approved a share repurchase program authorizing IVAX to repurchase up to 5,000,000 shares of IVAX common stock. Through September 30, 1998, IVAX repurchased 3,970,000 shares of common stock at a total cost, including commissions, of $34.5 million. Under Florida law, repurchased shares constitute authorized but unissued shares.

(9) COMPREHENSIVE INCOME:

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

         The components of IVAX's comprehensive income (loss) are as follows:



PERIOD ENDED SEPTEMBER 30,                      THREE MONTHS                NINE MONTHS
(In thousands)                                1998        1997            1998        1997
                                           ---------   ---------       ---------   ---------
Net income (loss)                          $  48,536   $ (90,134)      $  45,404   $(145,587)
Unrealized gains (losses) on marketable
  securities, net of taxes                        72         882              49      (1,217)
Foreign currency translation adjustments       9,438      (3,350)         14,676     (21,278)
                                           ---------   ---------       ---------   ---------
Comprehensive income (loss)                $  58,046   $ (92,602)      $  60,129   $(168,082)
                                           =========   =========       =========   =========

                                       9

(10) CONTINGENCIES:

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

         With respect to the case styled ELI LILLY AND COMPANY V. ROUSSEL CORP., ET AL., previously reported in IVAX's Annual Report on Form 10-K for the year ended December 31, 1997, on June 30, 1998, the United States District Court dismissed the action without prejudice. On September 4, 1998, plaintiffs filed an amended complaint, and on November 6, 1998, IVAX filed a motion to dismiss the amended complaint, which motion remains pending.

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

         With respect to the case styled DAVID MALIN, ET AL. V. IVAX CORPORATION, PHILLIP FROST, JACK FISHMAN, MICHAEL W. FIPPS, AND JOHN H. KLEIN, previously reported in IVAX's Annual Report on Form 10-K for the year ended December 31, 1997, on August 18, 1998, the United States District Court dismissed the action without prejudice. On September 30, 1998, plaintiffs filed an amended complaint, and on November 9, 1998, IVAX filed a motion to dismiss the amended complaint, which motion remains pending.

         The developments discussed above did not have a material effect on IVAX's financial position or results of operations.

(11) RECENTLY ISSUED ACCOUNTING STANDARDS:

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

         SOP 98-5, REPORTING ON THE COST OF START-UP ACTIVITIES, provides guidance on the accounting for start-up costs. It requires that costs of start-up activities, as well as organizational costs, be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998; however, IVAX has elected early adoption. The initial application has been reported by IVAX as a cumulative effect of a change in accounting principle, reflecting a write-off of start-up costs of $3.0 million, previously capitalized and included in "Other assets" in the accompanying condensed consolidated balance sheet. The initial application is shown effective January 1, 1998, in accordance with the provisions of SOP 98-5.

(12) SUBSEQUENT EVENTS:

     From October 1, 1998 through November 11, 1998, IVAX repurchased 851,700 shares of IVAX common stock at a total cost, including commissions, of $7.3 million. Cumulatively, IVAX has repurchased 4,821,700 shares of IVAX common stock at a total cost of $41.8 million under the share repurchase program described in Note 8, Shareholders' Equity.

         Subsequent to September 30, 1998, IVAX repurchased $11.1 million face value of its 6 1/2% Convertible Subordinated Notes due November 2001.

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

         In May 1998, IVAX announced a series of possible actions to enhance the performance of its business units and increase shareholder value. Such actions included a possible name change, the exploration of the feasibility of an initial public offering of IVAX's United Kingdom subsidiary, Norton Healthcare Limited ("Norton Healthcare"), and the possible creation of a new business unit to consist of IVAX's activities in oncology and its United States generic pharmaceutical operations. IVAX has determined that a public offering of Norton Healthcare is not in the best interest of IVAX shareholders at this time. In addition, IVAX has determined to use the name "IVX BioScience, Inc.", in selected contexts, to reflect its focus on proprietary pharmaceuticals.

         Certain prior period amounts presented herein have been reclassified to conform to the current period's presentation.

                              RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997

         IVAX reported income from continuing operations of $7.4 million for the nine months ended September 30, 1998, compared to a loss from continuing operations of $142.7 million for the nine months ended September 30, 1997. Net income for the nine months ended September 30, 1998 was $45.4 million, compared to a net loss of $145.6 million for the same period of the prior year. The nine months ended September 30, 1998 and 1997 included a $.3 million net extraordinary gain and a $2.1 million net extraordinary loss, respectively, relating to the extinguishment of debt. See Note 7, Debt, in the notes to condensed consolidated financial statements and Note 9, Debt, in IVAX's Annual Report on Form 10-K for the year ended December 31, 1997 for further discussion. Results for the nine months ended September 30, 1998 also included a $3.0 million charge resulting from the write-off of start-up costs previously capitalized, reflected as a cumulative effect of a change in accounting principle. See Note 11, Recently Issued Accounting Standards, in the notes to condensed consolidated financial statements.

         Earnings per share from continuing operations was $.06 for the nine months ended September 30, 1998, compared to a loss per share from continuing operations of $1.17 for the nine months ended September 30, 1997. Net income per share was $.38 for the first nine months of 1998, compared to a net loss per share of $1.20 for the same period of the prior year. The net extraordinary gain recorded in the first nine months of 1998 and the net extraordinary loss recorded in the first nine months of 1997 relating to the early extinguishment of debt resulted in a $.01 gain and $.02 loss per share, respectively. The cumulative effect of a change in accounting principle in 1998 resulted in a $.03 loss per share.

         NET REVENUES AND GROSS PROFIT

         Net revenues for the first nine months of 1998 totaled $470.0 million, an increase of $2.9 million compared to the same period of the prior year. The $2.9 million increase is comprised of an increase of $36.1 million in net revenues of IVAX's domestic operations, partially offset by a decrease of $33.2 million in net revenues of IVAX's international operations.

         Domestic net revenues totaled $222.9 million for the first nine months of 1998, compared to $186.8 million for the same period of 1997. The $36.1 million, or 19.3%, increase in domestic net revenues was primarily attributable to lower sales returns and allowances, net revenues generated by certain new generic pharmaceutical products manufactured by IVAX and introduced into the market during the past twelve months, and $12.0 million recognized from the settlement of litigation with Abbott Laboratories ("Abbott") concerning the marketing of terazosin hydrochloride, the generic equivalent of Abbott's Hytrin(R). Under the settlement, IVAX expects to recognize $6.0 million per quarter until the earlier of February 2000 or the market introduction of a generic version of terazosin hydrochloride by anyone other than IVAX. This increase was partially offset by lower prices of certain generic pharmaceutical products and lower net revenues due to the sale of the rights to Elmiron(R) and certain other urology products in the United States and Canada to ALZA Corporation ("ALZA") during September of 1997.

         During the first nine months of 1998 and 1997, IVAX's United States generic pharmaceutical operations recorded provisions for sales returns and allowances which reduced gross sales by $89.5 million and $157.2 million, respectively. At September 30, 1998 and December 31, 1997, reserves for sales returns and allowances totaled $115.6 million and $105.4 million, respectively, and are included in accounts receivable, net and accrued expenses and other current liabilities in the condensed consolidated balance sheets.

         IVAX's international operations generated net revenues of $247.1 million in the first nine months of 1998, compared to $280.3 million for the same period of the prior year. The $33.2 million, or 11.8%, decrease in international net revenues was primarily due to decreased sales at IVAX's United Kingdom and Czech Republic operations. The decrease in sales at IVAX's United Kingdom operations is primarily due to the following: the discontinuance of certain contract manufacturing arrangements (which was done to provide capacity to manufacture certain higher margin products for the United States market for which IVAX is awaiting receipt of regulatory approval); lower net revenues resulting from a license agreement entered into in the prior period relating to its breath operated inhaler device; and price declines for branded and generic products. This decrease was partially offset by net revenues attributable to a license agreement related to IVAX's dry powder inhaler device entered into in the third quarter of 1998. The decrease in sales at IVAX's Czech Republic operations is primarily due to lower sales of raw materials primarily resulting from the loss of market share, the unfavorable impact of foreign currency fluctuations and, to a lesser extent, a depressed local pharmaceutical market.

         Gross profit for the first nine months of 1998 increased $72.6 million, or 73.8%, from the same period of the prior year. Gross profit was $171.1 million (36.4% of net revenues) for the first nine months of 1998, compared to $98.5 million (21.1% of net revenues) for the first nine months of 1997. The increase in gross profit percentage is primarily due to lower sales returns and allowances, and to a lesser extent, lower manufacturing costs, lower inventory provisions, the impact of the 1998 launch of a high margin generic pharmaceutical product and revenues attributable to the Abbott settlement at IVAX's United States generic pharmaceutical operations.

         OPERATING EXPENSES

         Selling expenses totaled $59.2 million (12.6% of net revenues) for the first nine months of 1998, compared to $74.2 million (15.9% of net revenues) for the first nine months of 1997. The decrease of $15.0 million was primarily attributable to reduced sales force and promotional costs of IVAX's United States proprietary pharmaceutical operations as a result of the sale of the rights to Elmiron(R) and certain other urology products in the United States and Canada to ALZA during September of 1997. The implementation of previously announced restructuring plans also resulted in reduced selling expenses at IVAX's domestic generic pharmaceutical operations due to reductions in sales personnel and promotional costs and at IVAX's United Kingdom operations due to lower warehousing overhead.

         General and administrative expenses totaled $63.4 million (13.5% of net revenues) for the first nine months of 1998, compared to $80.5 million (17.2% of net revenues) for the first nine months of 1997, a decrease of $17.1 million. The decrease is primarily attributable to lower costs, primarily associated with reduced headcount, at IVAX's corporate headquarters, its domestic generic pharmaceutical operations and its United Kingdom operations as a result of the implementation of previously announced restructuring plans.

         Research and development expenses for the first nine months of 1998 increased $1.0 million, or 2.7%, compared to the first nine months of 1997, to a total of $39.9 million (8.5% of net revenues). The future level of research and development expenditures will depend on, among other things, the outcome of clinical testing of products under development, delays or changes in government required testing and approval procedures, technological and competitive developments, and strategic marketing decisions.

         During the second quarter of 1997, management reevaluated the carrying value of certain long-lived assets. The reevaluation was performed, primarily, in conjunction with initiatives to further consolidate facilities of IVAX's domestic generic pharmaceutical operations in an effort to improve its efficiency. As a result of these initiatives, a $20.5 million asset write-down was recognized which primarily represented an initial estimate of the minimum level of charges associated with expected losses on facility disposals. In addition, during the third quarter of 1997, IVAX continued its ongoing effort to reduce costs and enhance operating efficiency by initiating further restructuring programs at its corporate headquarters and domestic generic pharmaceutical operations. The 1997 third quarter restructuring programs included an approximate 30% work force reduction at IVAX's corporate headquarters and further reductions of sales and marketing personnel at IVAX's domestic generic pharmaceutical operations. IVAX recorded a restructuring charge of $4.4 million (pre-and after-tax) in the third quarter of 1997, comprised primarily of $1.3 million for severance and other employee termination benefits associated with the work force reductions and $2.2 million for certain costs associated primarily with manufacturing facilities held for sale in connection with the 1996 restructuring programs.

     During 1998, IVAX continued its ongoing efforts to reduce costs and enhance operating efficiency by initiating further restructuring programs at its United Kingdom pharmaceutical operations. During the first quarter of 1998, IVAX recorded a pre-tax charge of $.7 million comprised of $.5 million for severance and other employee termination benefits and $.2 million for the write-down of leasehold improvements associated with the consolidation of certain packaging operations in the United Kingdom. During the third quarter of 1998, IVAX recorded a pre-tax charge of $12.9 million, comprised of $3.2 million for severance and other employee termination benefits, $4.3 million associated with lease commitments, and $5.4 million in asset write-downs resulting from management's reevaluation of the carrying value of certain long-lived assets primarily in conjunction with initiatives to further consolidate facilities of IVAX's United Kingdom operations. This restructuring plan will eliminate 381 positions from the workforce throughout all functions. The consolidation process is anticipated to be completed by the end of 1999 and is expected to generate approximately $12.0 million in annual pre-tax cost savings.

         The $2.3 million of merger expenses incurred for the nine months ended September 30, 1997 were primarily related to a proposed merger with Bergen Brunswig Corporation, which was terminated in March 1997.

         OTHER INCOME (EXPENSE)

         Interest income increased $5.1 million for the nine months ended September 30, 1998, as compared to the nine months ended September 30, 1997. Higher levels of cash on hand due to proceeds received from the divestiture of certain businesses classified as discontinued operations and the sale of certain product rights during 1997 accounted for the increase in interest income. See
Note 4, Divestitures, in the notes to condensed consolidated financial statements and Note 5, Divestitures, and Note 6, Sale of Product Rights, in IVAX's Annual Report on Form 10-K for the year ended December 31, 1997 for further discussion.

         Interest expense decreased $6.9 million for the nine months ended September 30, 1998, as compared to the nine months ended September 30, 1997, primarily due to the repayment of IVAX's revolving credit facility during the second quarter of 1997.

         Other income (expense), net, was $17.7 million for the nine months ended September 30, 1998, compared to $50.9 million for the nine months ended September 30, 1997. In the 1997 third quarter, a $43.2 million pre-tax gain was recognized on the sale of the rights of Elmiron(R) and three other urology products in the United States and Canada to ALZA. See Note 6, Sale of Product Rights, in IVAX's Annual Report on Form 10-K for the year ended December 31, 1997 for further discussion. At the time of the sale, a reserve of $15.0 million was established for IVAX's obligations under a research and development cost sharing arrangement with ALZA related to the sale. On July 24, 1998, IVAX and ALZA terminated the cost sharing arrangement and, as a result of this termination, the reserve was reversed during the third quarter of 1998, reflecting an adjustment to increase the previously recognized gain on the sale of those product rights.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997

         IVAX reported income from continuing operations of $7.5 million for the three months ended September 30, 1998, compared to a loss from continuing operations of $78.8 million for the same period in 1997. Net income for the three months ended September 30, 1998 was $48.5 million, compared to a net loss of $90.1 million for the same period in 1997. The period ended September 30, 1998 included a $.3 million net extraordinary gain relating to the extinguishment of debt.

         Earnings per share from continuing operations was $.06 for the three months ended September 30, 1998, compared to a loss per share from continuing operations of $.65 for the three months ended September 30, 1997. Net earnings per share was $.41 for the three months ended September 30, 1998, compared to a net loss per share of $.74 for the same period in the prior year. The 1998 third quarter net extraordinary gain relating to the extinguishment of debt resulted in a $.01 gain per share.

         NET REVENUES AND GROSS PROFIT

         Net revenues for the three months ended September 30, 1998 totaled $162.2 million, an increase of $35.9 million, or 28.4%, compared to the same period of the prior year. The $35.9 million increase is the result of an increase of $38.4 million in net revenues from IVAX's domestic operations, partially offset by a decrease of $2.5 million in net revenues from IVAX's international operations.

         Domestic net revenues totaled $76.3 million for the three months ended September 30, 1998, compared to $37.9 million for the same period of the prior year. The $38.4 million increase was primarily attributable to lower sales returns and allowances, net revenues generated by certain new generic pharmaceutical products manufactured by IVAX and introduced into the market during the past twelve months and $6.0 million recognized from the settlement of litigation with Abbott. This increase was partially offset by lower prices and decreased volume of certain generic pharmaceutical products and lower net revenues due to the sale of the rights to Elmiron(R) and certain other urology products in the United States and Canada to ALZA.

         IVAX's international operations generated net revenues of $85.9 million for the three months ended September 30, 1998, compared to $88.4 million for the same period of the prior year. The $2.5 million decrease in international net revenues was primarily due to decreased sales at IVAX's United Kingdom and Czech Republic operations. The decrease in sales at IVAX's United Kingdom operations is primarily due to the following: the discontinuance of certain contract manufacturing arrangements (which was done to provide capacity to manufacture certain higher margin products for the United States market for which IVAX is awaiting receipt of regulatory approval); lower net revenues resulting from a license agreement entered into in the prior period relating to its breath operated inhaler device; and price declines for branded and generic products. This decrease was partially offset by net revenues attributable to a license agreement related to IVAX's dry powder inhaler device entered into in the third quarter of 1998. The decrease in sales at IVAX's Czech Republic operations is primarily due to lower sales of raw materials primarily resulting from the loss of market share and lower export sales mainly to Russia, partially offset by the favorable impact of foreign currency fluctuations.

         Gross profit for the three months ended September 30, 1998 increased $57.2 million compared to the same period in 1997. Gross profit was $61.1 million (37.7% of net revenues) for the 1998 period, compared to $3.9 million (3.1% of net revenues) for the 1997 period. The improvement in gross profit percentage was primarily the result of lower sales returns and allowances at IVAX's United States generic pharmaceutical operations.

         OPERATING EXPENSES

         Selling expenses totaled $19.6 million (12.1% of net revenues) for the three months ended September 30, 1998, a decrease of $4.6 million, from $24.2 million (19.1% of net revenues) for the same period of 1997. The decrease was primarily attributable to reduced sales force and promotional costs of IVAX's United States proprietary pharmaceutical operations as a result of the sale of the rights to Elmiron(R) and certain other urology products in the United States and Canada to ALZA during the third quarter of 1997. The implementation of previously announced restructuring plans also resulted in reduced selling expenses at IVAX's domestic generic pharmaceutical operations due to reductions in sales personnel.

         General and administrative expenses totaled $22.5 million (13.9% of net revenues) for the three months ended September 30, 1998, compared to $27.5 million (21.8% of net revenues) for the same period of 1997, a decrease of $5.0 million. The decrease is primarily attributable to lower costs, primarily associated with reduced headcount, at IVAX's corporate headquarters, its domestic generic pharmaceutical operations and its United Kingdom operations as a result of the implementation of previously announced restructuring plans.

         Research and development expenses for the three months ended September 30, 1998 were $12.8 million (7.9% of net revenues), comparable to the same period of the prior year.

         Refer to the "Results of Operations - Nine months ended September 30, 1998 compared to the nine months ended September 30, 1997" for a discussion of the restructuring charges and asset write-downs recognized during the three months ended September 30, 1997 and 1998.

         OTHER INCOME (EXPENSE)

         Interest income increased $2.0 million for the three months ended September 30, 1998, as compared to the three months ended September 30, 1997, due to higher levels of cash on hand.

         Refer to the "Results of Operations - Nine months ended September 30, 1998, compared to nine months ended September 30, 1997" for a discussion of the major components in other income (expense), net.

DISCONTINUED OPERATIONS

         Discontinued operations, net of taxes for the nine months ended September 30, 1998 includes the results of operations of the personal care products business (through its sale in July 1998) and the vacuum pump fluids segment of the specialty chemicals business (through its sale in February 1998). The personal care products business had break-even operations for the three and nine months ended September 30, 1998. The third quarter of 1998 includes a net gain on the divestiture of the personal care products business of $40.7 million. Losses incurred on the sale and operations of the vacuum pump fluids segment were charged against previously established reserves.

         Losses from discontinued operations of $11.4 million and $.8 million for the three and nine months ended September 30, 1997, respectively, included the results of operations of the intravenous products business (through its sale effective May 1997), the specialty chemicals business (of which a significant portion of the assets were sold in the third quarter of 1997) and the personal care products business. The personal care products business incurred losses from operations in the third quarter of 1997 due to additional provisions for inventory excess and obsolescence reserves and accounts receivable return reserves. The second quarter of 1997 included a net gain on the divestiture of the intravenous products business and the third quarter of 1997 included a net gain on the sale of a significant portion of the assets of the specialty chemicals business.

         IVAX has completed the divestiture of its businesses classified as discontinued operations. See Note 5, Divestitures, in IVAX's Annual Report on Form 10-K for the year ended December 31, 1997 and Note 4, Divestitures, in the notes to condensed consolidated financial statements for further discussion.

                              CURRENCY FLUCTUATIONS

         For the three and nine months ended September 30, 1998, approximately 56% of IVAX's net revenues were attributable to operations which principally generated revenues in currencies other than the United States dollar, compared to approximately 74% and 65% for the three and nine months ended September 30, 1997, respectively. Fluctuations in the value of foreign currencies relative to the United States dollar affect the reported results of operations for IVAX. If the United States dollar weakens relative to the foreign currency, the earnings generated in the foreign currency will, in effect, increase when converted into United States dollars and vice versa. As a result of exchange rate differences, net revenues increased by $2.0 million for the three months ended September 30, 1998 and decreased $2.6 million for the nine months ended September 30, 1998, as compared to the same periods of the prior year.

                                  INCOME TAXES

         IVAX recognized a $5.6 million tax provision for the nine months ended September 30, 1998, which related to foreign operations. The tax provision related to domestic operations was completely offset by the reversal of valuation allowances. As of September 30, 1998, IVAX had established $115.0 million in valuation allowances and the domestic deferred tax asset was fully reserved. Management expects that IVAX will continue to maintain valuation allowances related to any future deferred tax assets associated with its domestic operations until such time as sustainable domestic taxable income is achieved.

         As of September 30, 1998, IVAX had a foreign net deferred tax asset aggregating $17.7 million. Realization of the foreign net deferred tax asset is dependent upon generating sufficient future foreign taxable income. Although realization is not assured, management believes it is more likely than not that the foreign net deferred tax asset will be realized. Management's estimates of future taxable income are subject to revision due to, among other things, regulatory and competitive factors affecting the pharmaceutical industry. Such factors are further discussed in management's discussion and analysis of financial condition and results of operations included in IVAX's Annual Report on Form 10-K for the year ended December 31, 1997.

                                YEAR 2000 UPDATE

         IVAX believes that its Year 2000 project is proceeding on schedule. The project is addressing the issue of certain computer programs and embedded chips being unable to distinguish between the years 1900 and 2000. The project addresses risks related to information technology ("IT") systems, such as computer equipment and software, as well as non-IT systems, such as communication systems, alarm and security systems, manufacturing and distribution equipment and control systems, and laboratory testing and environmental control equipment and systems.

STATUS

         IVAX initiated its Year 2000 project in 1997 and engaged an independent consulting company to assist in coordinating its Year 2000 project. The initial inventory, assessment and prioritization and planning phases were completed by January 1998. IVAX believes that it is still early in the remediation and testing phase for both IT and non-IT systems. Utilizing internal and external resources to complete the remediation and testing of internal systems, IVAX anticipates that such efforts will be completed by mid-1999. IVAX has determined that a portion of its operating systems and equipment require modification or replacement to ensure that they will be Year 2000 compliant and has accelerated the implementation of new IT systems at two subsidiaries due to the Year 2000 issue. Implementation of the new IT systems is expected to mediate the majority of the internal Year 2000 IT issues at these subsidiaries. None of IVAX's other IT projects have been materially delayed or impacted due to the implementation of the Year 2000 Project.

         IVAX has commenced efforts to determine the extent to which it may be impacted by Year 2000 issues of third parties, including suppliers, customers, service providers and certain agencies and regulatory organizations. Contact with major third parties has been initiated and follow-up activities are planned where responses have not been received or risks have been identified. IVAX estimates that the process of identifying and evaluating third party risks is 50% complete.

COSTS

         The estimated total cost of the Year 2000 project is $15 million. As of September 30, 1998, IVAX had incurred costs of approximately $5 million related to this project, including the cost to implement the new IT systems. The project is being funded by cash on hand and from internally generated funds, which IVAX expects to be adequate to complete the project.

RISKS

         The failure to correct a material Year 2000 problem could result in an interruption in, or failure of, certain normal business activities or operations. Such failures could materially and adversely affect IVAX's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third parties, IVAX is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on IVAX's results of operations, liquidity or financial condition. The Year 2000 project is expected to significantly reduce IVAX's level of uncertainty about Year 2000 problems, including the Year 2000 compliance and readiness of its material third parties. IVAX believes that completion of the project as scheduled will reduce the possibility of significant interruptions of normal operations. A contingency plan has not been developed for dealing with the most reasonably likely worst case scenario, and such scenario has not yet been clearly identified. IVAX currently plans to complete such analysis and develop and implement any necessary contingency plans by December 31, 1999.

         The costs of IVAX's Year 2000 project and the dates on which IVAX believes it will complete the various phases of this project are based upon management's best estimates, which were derived using numerous assumptions regarding future events, including the continued availability of certain resources, third-party remediation plans and other factors. There can be no assurance that these estimates will prove to be accurate, and actual results could differ materially from those currently anticipated. Specific factors that could cause such material differences include, but are not limited to, the availability and cost of personnel trained in Year 2000 issues, the ability to identify, assess, remediate and test all relevant computer code and embedded technology, the performance of new systems and equipment, the reduction of productivity pending completion of employee training and similar uncertainties.

                         LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1998, IVAX's working capital, excluding net assets of discontinued operations, was $299.9 million, compared to $238.9 million at December 31, 1997. Cash and cash equivalents totaled $235.0 million at September 30, 1998, as compared to $199.2 million at December 31, 1997 and $117.1 million at September 30, 1997.

         Net cash of $31.8 million was provided by operating activities during the first nine months of 1998, compared to $64.6 million during the same period of the prior year. The decrease in cash provided by operating activities, as compared to the first nine months of 1997, was primarily the result of IVAX receiving a $52.5 million refund of federal income taxes paid in prior years during the second quarter of 1997 as well as reductions in accounts receivable and inventory during the first nine months of 1997 mainly resulting from increased cash collections, lower net revenues and improved inventory management at IVAX's United States generic pharmaceutical operations. The 1998 net cash provided by operating activities reflects improved operating results adjusted for non-cash items, partially offset by a decrease in accounts payable, accrued expenses and other current liabilities.

         Net cash of $50.1 million was provided by investing activities during the first nine months of 1998, as compared to $313.0 million during the same period of the prior year. The decrease was primarily attributable to $320.0 million in cash proceeds received for the sale of IVAX's intravenous products business in the second quarter of 1997. During the third quarter of 1997, IVAX completed the sale of a significant portion of the assets of the specialty chemicals business in three separate transactions for which IVAX received an aggregate of $41.1 million in cash. In February 1998, IVAX sold its vacuum pump fluids business, the only remaining segment of its specialty chemicals business, for $3.9 million. In July 1998, IVAX completed the sale of its personal care products business for $85.0 million (subject to certain post-closing adjustments). At closing, IVAX received $35.0 million in cash and a $50.0 million secured note, which was subsequently sold without recourse for $48.5 million in cash. See Note 4, Divestitures, in the notes to condensed consolidated financial statements. During the second quarter of 1998, IVAX sold its Kirkland, Canada pharmaceutical manufacturing facility (acquired in the first quarter of 1997) and its Syosset, New York pharmaceutical manufacturing facility for a total of $13.3 million (subject to certain post-closing adjustments).

         During the first nine months of 1998, IVAX paid $12.4 million to NaPro BioTherapeutics, Inc. ("NaPro") as partial consideration for a license to NaPro's pending patents for a paclitaxel formulation in the United States, Europe and certain other world markets. In connection with the license, IVAX and NaPro terminated their paclitaxel development and marketing agreement. During the third quarter of 1998, IVAX purchased Immunex's Abbreviated New Drug Application for paclitaxel, the first filed with the U.S. Food and Drug Administration.

         Net cash of $46.5 million was used for financing activities during the first nine months of 1998, compared to $340.6 million used during the same period of the prior year. In June 1997, IVAX paid off its revolving credit facility. During the first nine months of 1998, IVAX repurchased common stock for $34.5 million. See Note 8, Shareholders' Equity, and Note 12, Subsequent Events, in the notes to condensed consolidated financial statements.

         IVAX plans to spend substantial amounts of capital in 1998 to continue the research and development of pharmaceutical products. Total research and development costs for the first nine months of 1998 were $39.9 million. Although research and development expenditures are expected to be between $50.0 million and $60.0 million during 1998, actual expenditures will depend on, among other things, the outcome of clinical testing of products under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity. In addition, IVAX plans to spend between $50.0 million and $55.0 million in 1998 to improve and expand its pharmaceutical and other related facilities, of which $35.1 million has been spent during the first nine months of 1998.

         IVAX's principal sources of short term liquidity are existing cash and internally generated funds from operations. IVAX believes these sources will be sufficient to meet its operating needs and anticipated capital expenditures over the short term.

         For the long term, IVAX intends to utilize principally internally generated funds, which are anticipated to be derived primarily from the sale of existing pharmaceutical products, pharmaceutical products currently under development and pharmaceutical products to be licensed from third parties. No assurance can be given that IVAX will license existing products or products under development from third parties, that IVAX will successfully complete the development of such products or products under development, that IVAX will be able to obtain regulatory approval for any such product, or that any approved product may be produced in commercial quantities, at reasonable costs, and be successfully marketed. In addition, IVAX's 6 1/2% Convertible Subordinated Notes due 2001 ("the 6 1/2% Notes") are scheduled to mature in November 2001. As of September 30, 1998, there was approximately $86.3 million face value of the 6 1/2% Notes outstanding. To the extent that capital requirements exceed available capital or that IVAX is required to refinance the 6 1/2% Notes, IVAX will need to seek alternative sources of financing to fund its operations. IVAX has no existing credit facility and no assurance can be given that alternative financing will be available, if at all, in a timely manner, on favorable terms. If IVAX is unable to obtain satisfactory alternative financing, IVAX may be required to delay or reduce its proposed expenditures, including expenditures for research and development, or sell additional assets in order to meet its future obligations.

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

         With respect to the case styled ELI LILLY AND COMPANY V. ROUSSEL CORP., ET AL., previously reported in IVAX's Annual Report on Form 10-K for the year ended December 31, 1997, on June 30, 1998, the United States District Court dismissed the action without prejudice. On September 4, 1998, plaintiffs filed an amended complaint, and on November 6, 1998, IVAX filed a motion to dismiss the amended complaint, which motion remains pending.

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

         With respect to the case styled DAVID MALIN, ET AL. V. IVAX CORPORATION, PHILLIP FROST, JACK FISHMAN, MICHAEL W. FIPPS, AND JOHN H. KLEIN, previously reported in IVAX's Annual Report on Form 10-K for the year ended December 31, 1997, on August 18, 1998, the United States District Court dismissed the action without prejudice. On September 30, 1998, plaintiffs filed an amended complaint, and on November 9, 1998, IVAX filed a motion to dismiss the amended complaint, which motion remains pending.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     10.1   Employment Agreement, dated as of May 26, 1998       Filed herewith
            between IVAX Corporation and Neil W. Flanzraich
     27     Financial Data Schedule                              Filed herewith.


(b)  REPORTS OF FORM 8-K

        No reports on Form 8-K were filed by the registrant during the three months ended September 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           IVAX CORPORATION



         Date: November 13, 1998           By: /s/ THOMAS BEIER
              ------------------              -------------------------
                                               Thomas Beier
                                               Senior Vice President-Finance
                                               Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT                  DESCRIPTION
-------                  -----------

10.1 Employment Agreement, dated as of May 26, 1998 between IVAX Corporation and Neil W. Flanzraich

27             Financial Data Schedule