Form 10-K
period 1998-12-31
IVAX CORP /DE
filed 1999-03-31
CIK 772197

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998      COMMISSION FILE NUMBER 1-09623

                                IVAX CORPORATION

INCORPORATED UNDER THE LAWS OF THE        I.R.S. EMPLOYER IDENTIFICATION NUMBER
      STATE OF FLORIDA                                  16-1003559

                 4400 BISCAYNE BOULEVARD, MIAMI, FLORIDA 33137
                                  305-575-6000

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT

                                                         Name of each exchange
   Title of each class                                    on which registered
----------------------------                          -------------------------
COMMON STOCK, PAR VALUE $.10                            AMERICAN STOCK EXCHANGE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of March 19, 1999, there were 110,943,474 shares of Common Stock outstanding.

         The aggregate market value of the voting stock held by non-affiliates of the registrant on March 19, 1999, was approximately $1.2 billion.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Parts I, II
   and IV:        Portions of registrant's 1998 Annual Report to Shareholders.

Part III: Portions of registrant's Proxy Statement for its 1999 Annual Meeting of Shareholders.

                                IVAX CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                               TABLE OF CONTENTS


                                                                                                              PAGE
                                                                                                              ----
                                                               PART I

Item 1.         Business................................................................................        1
Item 2.         Properties..............................................................................       15
Item 3.         Legal Proceedings.......................................................................       16
Item 4.         Submission of Matters to a Vote of Security Holders.....................................       19


                                                               PART II

Item 5.         Market for Registrant's Common Equity and Related Stockholder Matters...................       21
Item 6.         Selected Financial Data.................................................................       21
Item 7.         Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.................................................................       21
Item 7A.        Quantitative and Qualitative Disclosures About Market Risk..............................       21
Item 8.         Financial Statements and Supplementary Data.............................................       21
Item 9.         Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure..................................................................       21


                                                              PART III

Item 10.        Directors and Executive Officers of the Registrant......................................       21
Item 11.        Executive Compensation..................................................................       22
Item 12.        Security Ownership of Certain Beneficial Owners and Management..........................       22
Item 13.        Certain Relationships and Related Transactions..........................................       22


                                                               PART IV

Item 14.        Exhibits, Financial Statement Schedule, and Reports on Form 8-K.........................       22


                                     PART I

ITEM 1.  BUSINESS

GENERAL

         IVAX Corporation is a holding company with subsidiaries engaged in the research, development, manufacture and marketing of branded and generic pharmaceuticals in the United States and international markets. IVAX was incorporated in Florida in 1993, as successor to a Delaware corporation formed in 1985. Its principal executive offices are located at 4400 Biscayne Boulevard, Miami, Florida 33137 and its telephone number is (305) 575-6000. All references to "IVAX" in this Form 10-K mean IVAX Corporation and/or its subsidiaries unless the context otherwise requires.

  FOCUS AND STRATEGY

         In connection with the restructuring programs described below, IVAX determined to focus its business primarily in two areas: proprietary pharmaceuticals with an emphasis on oncology and respiratory products, and generic pharmaceuticals, especially specialty generics. IVAX intends to leverage its expertise and talent in each of these areas. In the oncology area, IVAX will continue its efforts to bring its proprietary drug Paxene(R) to market and to license from others oncology compounds that will complement Paxene(R). In the respiratory area, IVAX intends to capitalize and expand on its expertise in inhalation devices and in developing respiratory products with propellants that do not contain chlorofluorocarbons ("CFCs"). In the generic drug area, IVAX is seeking to improve its worldwide generic drug business by supplementing its generic product portfolio through the development and introduction of specialty generic products that, because of one or more unique characteristics, are likely to encounter less intensive competition. Such products include those which are difficult to formulate or manufacture, which involve regulatory challenges or potential patent challenges, or for which limited raw material suppliers exist. IVAX believes that by emphasizing the development of such products, it can mitigate the pricing pressure on other generic drugs and thereby realize better margins from the sale of generic drugs.

PHARMACEUTICALS

         IVAX's pharmaceutical business historically has grown through the development and acquisition of brand name, generic and over-the-counter pharmaceutical products, the license of technology and products from third parties, and the acquisition of other businesses. IVAX markets several brand-name pharmaceutical products and a wide variety of generic and over-the-counter pharmaceutical products primarily in the United States and the United Kingdom. IVAX also maintains direct operations in Argentina, the Czech Republic, Hong Kong, Ireland, Germany, Poland, Russia, the Slovak Republic, and Uruguay, and markets its products through distributors or joint ventures in other foreign markets.

  BRAND-NAME PRODUCTS

         In September 1997, IVAX sold the United States and Canadian marketing rights to its proprietary drug Elmiron(R), an innovative drug used for the treatment of interstitial cystitis, and the urological medications Bicitra(R), Polycitra(R), Polycitra-K Crystals(R), Polycitra-LC(TM), Neutra-Phos(R), and Neutra-Phos-K(TM), to ALZA Corporation ("ALZA"). IVAX retained the rights to these products outside of the United States and Canada. IVAX received $75.0 million in up-front payments from ALZA and subsequently received milestone payments based on the achievement of specified sales levels of Elmiron(R) in 1998, as well as royalties from ALZA on sales of the products in 1998. IVAX may receive additional milestone payments based on the achievement of specified sales levels of Elmiron(R) during the next four years, as well as additional royalties from ALZA based on sales of the products. No assurance can be given that IVAX will receive additional milestone payments or royalties from ALZA.

         IVAX markets a number of brand-name products treating a variety of conditions, primarily through its Baker Norton division in the United Kingdom and Ireland. These products are marketed by IVAX's direct sales force to physicians, pharmacies, hospitals, managed health care organizations and government agencies, and are sold primarily to wholesalers, retail pharmacies, distributors, hospitals and physicians. In the aggregate, the Baker Norton division of IVAX's United Kingdom business had 1998 net revenues of approximately $91.3 million, or 14.3% of IVAX's 1998 consolidated net revenues.

         IVAX has substantial expertise in the development, manufacture and marketing of respiratory drugs in metered-dose inhaler ("MDI") formulations. IVAX holds patents on a breath-activated MDI which is designed to overcome the difficulty many persons experience with conventional MDIs in attempting to coordinate their inhalation with the emission of the medication. IVAX's device, called Easi-Breathe(TM), emits the medication automatically in one step upon inhalation, minimizing coordination problems and better ensuring that the medication is delivered to the lungs. IVAX markets its Easi-Breathe(TM) breath-activated inhaler through its Baker Norton division. In December 1996, IVAX licensed the Easi-Breathe(TM) device to Glaxo Wellcome PLC for use with Glaxo Wellcome's range of inhaled compounds (including, among others, beclomethasone and salbutamol) mixed with CFC or hydrofluoroalkane ("HFA") propellants. The license generally grants Glaxo Wellcome the exclusive right to use the Easi-Breathe(TM) device for these compounds on a worldwide basis. IVAX retained all rights to market all other compounds, branded or generic, in its Easi-Breathe(TM) inhaler. The license term remains effective at least for the duration of the Easi-Breathe(TM) patents, which expire in the year 2011. IVAX will receive fixed payments as well as annual volume and revenue-related royalties under the license agreement. No assurance can be given regarding the amount of volume and revenue-related royalties that IVAX will receive under the license agreement.

  GENERIC PRODUCTS

         Generic drugs are therapeutically equivalent to their brand-name counterparts, but are generally sold at lower prices as alternatives to the brand-name products. After giving effect to the restatement described below in "Disposition of Non-Core Businesses," approximately 65%, 49% and 62% of IVAX's consolidated net revenues for the years ended December 31, 1998, 1997 and 1996, respectively, were attributable to worldwide sales of generic prescription and over-the-counter drugs and vitamin supplements.

         In the United States, IVAX manufactures and markets under the "Zenith Goldline" and "Goldline" trade names approximately 58 generic prescription drugs in capsule or tablet forms in an aggregate of approximately 121 dosage strengths. IVAX distributes in the United States (but does not manufacture) approximately 484 additional generic prescription and over-the-counter drugs and vitamin supplements, in various dosage forms and dosage strengths, encompassing approximately 628 package sizes. IVAX's domestic generic drug distribution network encompasses most classes of the pharmaceutical market, including wholesalers, retail drug chains, retail pharmacies, hospital groups, nursing home providers and government agencies. Approximately 61% of IVAX's 1998 United States generic pharmaceutical sales were made to the top five customers of that business. None of these customers individually represents 10% or more of IVAX's consolidated net revenues. The loss of any of these customers would have an adverse effect on IVAX's business and results of operations (see "Competition").

         In the United Kingdom, IVAX is the largest manufacturer and distributor of generic pharmaceuticals. IVAX markets under the "Norton" trade name approximately 127 generic prescription and over-the-counter drugs, about half of which IVAX manufactures, in various dosage forms and dosage strengths, constituting an aggregate of approximately 263 products. Such products are marketed to wholesalers, retail pharmacies, hospitals, physicians and government agencies. In addition, IVAX manufactures and markets primarily in the United Kingdom various "blow-fill-seal" pharmaceutical products, such as contact lens solutions, unit-dose eye drops, solutions for injection or irrigation, and unit-dose vials for nebulization to treat respiratory disorders. IVAX also contract manufactures pharmaceutical products in the United Kingdom and Ireland for other companies.

         In 1994, IVAX acquired a 60% interest in Galena a.s. ("Galena"), one of the oldest and most established pharmaceutical companies based in the Czech Republic. Through open market purchases made in 1995 and 1996, IVAX increased its ownership interest in Galena to 74%. Galena develops, manufactures and markets a variety of pharmaceutical, dermatological and veterinary products, as well as active ingredients and herbal extracts used in the manufacture of pharmaceuticals, including cyclosporin and ergot alkaloids. Galena sells its pharmaceutical, dermatological and veterinary products primarily in Central and Eastern European countries, including Russia. It sells active ingredients and herbal extracts in many countries around the world. As part of the 1994 acquisition, IVAX contributed to Galena rights to manufacture and market certain products and products under development in certain countries. Galena had 1998 net revenues, including intercompany sales, of $50.0 million.

         In 1996, IVAX acquired Elvetium S.A. (Argentina) and Alet Laboratorios S.A.E.C.I. y E., both headquartered in Buenos Aires and engaged in the business of manufacturing and marketing pharmaceuticals in Argentina, and Elvetium S.A. (Uruguay), headquartered in Montevideo and engaged in the business of manufacturing and marketing pharmaceuticals in Uruguay. These companies had combined 1998 net revenues of $34.8 million.

         IVAX is a 50% partner in two Chinese joint ventures, one with Beijing JiAi Pharmaceuticals Technology Development Company of the Pharmaceuticals Research and Development Centre, China, named Beijing JiAi Pharmaceuticals Limited Liability Company, which manufactures and markets inhalation products for respiratory ailments, and the other with Kunming Pharmaceutical Factory, named Kunming Baker Norton Pharmaceutical Co., Ltd., which manufactures and markets a variety of pharmaceutical products. These joint ventures had combined 1998 net revenues of $16.8 million.

OTHER BUSINESSES

  VETERINARY PRODUCTS

         IVAX formulates, packages and distributes under the "DVM Pharmaceuticals" trade name various veterinary products in the United States, primarily neutraceutical and dermatological products for small companion animals. These products are marketed through IVAX's direct sales force and a national network of veterinary product distributors primarily to small animal practitioners. IVAX's veterinary products business had net revenues of $16.1 million, $17.0 million and $15.0 million for the years ended December 31, 1998, 1997 and 1996, respectively.

  DIAGNOSTICS

         IVAX's diagnostics group develops, manufactures and markets diagnostic reagents and instrumentation. IVAX manufactures and markets a line of enzyme immunoassays ("EIAs") which are used to detect the presence of infectious and autoimmune diseases, and a line of autoimmune antigens, reagents and other related products. IVAX also manufactures and markets EIA instrumentation that allows the diagnostic group's EIA products to be run in an automated system format. The diagnostic group's products are marketed to clinical reference laboratories, hospital laboratories, research institutions and other commercial entities in the United States through IVAX's direct sales force. IVAX also markets these products, as well as diagnostic products manufactured by others, in Italy through a direct sales force to public hospitals and private medical laboratories. Sales of IVAX's diagnostic products are also made through independent distributors in various other foreign markets. IVAX's diagnostics group had net revenues of $9.6 million, $8.1 million and $14.0 million for the years ended December 31, 1998, 1997 and 1996, respectively.

RESEARCH AND DEVELOPMENT

         For the years ended December 31, 1998, 1997 and 1996, IVAX spent $48.6 million, $53.4 million and $51.7 million, respectively, for company-sponsored research and development activities. In 1998, approximately 96% of such amount was dedicated to pharmaceutical research and development. From time to time, IVAX may supplement its research and development efforts by entering into research and development agreements, joint ventures and other collaborative arrangements with other companies to defray the cost of product development. IVAX intends to pursue a balanced strategy of developing proprietary pharmaceutical products with an emphasis on the oncology and respiratory fields, as well as generic pharmaceutical products with an emphasis on specialty generics (see "General - Focus and Strategy").

         Statements in this Form 10-K concerning the timing of regulatory filings and approvals are forward-looking statements which are subject to risks and uncertainties. The length of time necessary to complete clinical trials and from submission of an application for market approval to a final decision by a regulatory authority varies significantly. No assurance can be given that IVAX will successfully complete the development of products under development, that IVAX will be able to obtain regulatory approval for any such product, or that any approved product may be produced in commercial quantities, at reasonable costs, and be successfully marketed. Similarly, there can be no assurance that IVAX's competitors will not develop and introduce products that will adversely affect IVAX's business and results of operations.

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

         ELMIRON(R). IVAX received its first United States approval to market a proprietary drug in September 1996, when the United States Food and Drug Administration (the "FDA") cleared IVAX's New Drug Application ("NDA") for the marketing of its patented prescription medication Elmiron(R) (pentosan polysulfate sodium). Elmiron(R) is approved in the United States and Canada for the treatment of interstitial cystitis, a chronic, progressive and debilitating urinary bladder disease primarily afflicting women. In September 1997, IVAX sold the marketing rights to Elmiron(R) for all indications, as well as rights to certain other products in the United States and Canada, to ALZA Corporation, but retained such rights outside the United States and Canada. See "Pharmaceuticals - Brand-Name Products" for a more complete description of this transaction. ALZA and IVAX had agreed to share the cost of further Elmiron(R) research, but this cost-sharing arrangement was terminated in July 1998.

         PAXENE(R). Paxene(R), IVAX's form of the injectable drug paclitaxel, is an unpatented compound which, in clinical trials sponsored by the National Cancer Institute, exhibited promising results in the treatment of ovarian and breast cancer and AIDS-related Kaposi's Sarcoma ("KS"). Bristol-Myers Squibb Company ("Bristol-Myers") currently markets an injectable product containing paclitaxel under the brand name Taxol(R) for the treatment of ovarian and breast cancer and KS.

         IVAX submitted an NDA for Paxene(R) for the treatment of KS in March 1997, and in December 1997, the FDA determined Paxene(R) to be safe and effective for the treatment of KS, but indicated that Paxene(R) could not be finally approved for this indication until August 4, 2004. The delay in final approval is due to a seven-year market exclusivity period under the Orphan Drug Act granted to Taxol(R), which was approved for KS earlier in 1997. IVAX is exploring alternative strategies to market Paxene(R) for KS in advance of the expiration of Taxol(R)'s exclusivity period. Taxol(R)'s Orphan Drug exclusivity does not apply to NDAs or Abbreviated New Drug Applications ("ANDAs") for the use of paclitaxel to treat indications other than KS and does not apply in any market other than the United States. IVAX filed an ANDA for paclitaxel with the FDA in December 1997. In August 1998, IVAX purchased Immunex Corporation's ANDA for paclitaxel, the first filed with the FDA for paclitaxel injection. IVAX filed an application for regulatory approval of Paxene(R) to treat KS in the European Union in 1997 and, in January 1999, the European Committee for Proprietary Medical Products recommended approval of IVAX's application. IVAX is awaiting formal clearance to market Paxene(R) for KS throughout the European Union. IVAX's subsidiary, Galena, recently received approval to market Paxene(R) for KS in the Czech Republic. IVAX has also applied for approval to market Paxene(R) in other countries. IVAX has also conducted clinical studies of Paxene(R) for other indications, and intends to file an NDA for the use of Paxene(R) to treat one or more of such other indications.

         Bristol-Myers has obtained numerous patents relating to paclitaxel, including patents covering the production of paclitaxel, its administration to patients and its formulation. Even if IVAX's NDA for Paxene(R) or its ANDA for paclitaxel is approved, IVAX will not be able to market paclitaxel if Bristol-Myers successfully enforces such patents against IVAX. In March 1998, Bristol-Myers initiated patent infringement litigation against IVAX and, under the Waxman-Hatch Act, IVAX's paclitaxel ANDA may not be approved by the FDA until the earlier of August 2000 or the date when a court finally determines that certain of Bristol-Myers' patents are either unenforceable or not infringed by IVAX's product (see "Governmental Regulation"). In January 1998, Bristol-Myers initiated patent infringement litigation against Immunex and, under the Waxman-Hatch Act, the IVAX-owned paclitaxel ANDA filed by Immunex may not be approved by the FDA until the earlier of June 2000 or the date when a court finally determines that certain of Bristol-Myers' patents are either unenforceable or not infringed by IVAX's product.

         ORAL PAXENE(R). Presently, paclitaxel is marketed only in injectable form. IVAX is developing an oral formulation of Paxene(R) that IVAX believes may provide significant advantages over the injectable dosage form in terms of patient convenience and reduced side-effects. IVAX is currently conducting human clinical trials to test the safety and efficacy of oral Paxene(R), and in a single dose proof-of-concept study, IVAX has determined that it is possible to achieve therapeutic levels of paclitaxel via oral administration. It is, however, premature to conclude that the drug is safe and effective when administered orally.

         INHALATION AEROSOL PRODUCTS. IVAX is continuing to develop the Easi-Breathe(TM) inhaler for use with compounds not subject to the Glaxo Wellcome license (see "Pharmaceuticals - Brand-Name Products"). IVAX markets the asthma drug Cromogen(TM) (sodium cromoglycate) under its own name, and the asthma drugs Ventolin(R) (albuterol) and Becotide(R) (beclomethasone) under Glaxo Wellcome's name, in the Easi-Breathe(TM) inhaler in the United Kingdom and Ireland. Ventolin(R) and Becotide(R) are registered trademarks of Glaxo Wellcome. In light of international agreements calling for the eventual phase-out of CFCs, IVAX is developing inhalation aerosol products which do not contain CFCs. In 1997, IVAX received regulatory approval to market non-CFC beclomethasone in Ireland, in its standard MDI and its Easi-Breathe(TM) inhaler (Glaxo Wellcome has the exclusive right to market this product in the Easi-Breathe(TM) inhaler pursuant to the license agreement discussed above), and in France in its standard MDI, the first such approval for any company anywhere in the world. In 1998, IVAX also applied for approval to market an albuterol non-CFC formulation in various European countries. Also, IVAX has developed a multi-dose dry powder inhaler ("MDPI") which uses no gas propellant and is believed to have superior dosing accuracy than competing models. In 1998, IVAX completed clinical trials in the United Kingdom for budesonide in IVAX's MDPI. IVAX intends to seek approval to market budesonide in the European Union in IVAX's MDPI.

         In developing environmentally friendly, non-CFC containing formulations for MDIs, IVAX and many of its competitors have obtained or licensed patents on formulations containing alternative propellants. There are many existing patents covering the use of hydrofluoroalkane with pharmaceuticals, and successful product development by IVAX may require that IVAX incur substantial expense in seeking to develop formulations that do not infringe competitors' patents, or that IVAX license or invalidate such patents. IVAX successfully invalidated certain relevant United Kingdom and European patents in the United Kingdom during 1997, 1998, and early 1999, but there can be no assurance that it will be successful in defeating the corresponding patents in the United States or other foreign jurisdictions.

  GENERIC PHARMACEUTICALS

         IVAX also develops generic pharmaceutical products. During 1998, IVAX received final FDA approval of 5 ANDAs relating to 5 chemical compounds, and approval of 9 Abridged Product License Applications ("APLAs"), the United Kingdom equivalent of an ANDA, from the United Kingdom Medicines Control Agency (the "MCA") relating to 6 chemical compounds. As of March 19, 1999, IVAX had 19 ANDAs relating to 16 chemical compounds pending at the FDA, 13 APLAs relating to 5 chemical compounds pending at the MCA, and one Abbreviated New Drug Submission ("ANDS"), the Canadian equivalent of an ANDA, relating to one chemical compound pending with the Canadian Minister of Health.

         IVAX is seeking to supplement its portfolio of generic products by emphasizing the development of specialty generics, defined as those products which, because of one or more unique characteristics, are likely to encounter less intensive competition. Such drugs include those which are difficult to formulate or manufacture, which involve regulatory challenges or potential patent challenges, or for which limited raw material suppliers exist. By emphasizing the development of specialty generics, IVAX seeks to introduce generic products that its competitors cannot easily develop and thereby obtain better margins from sales of its generic products. In addition, in evaluating which generic pharmaceutical product development projects to undertake, IVAX considers whether the new product, once developed, will complement other IVAX products in the same therapeutic family, or will otherwise assist in making IVAX's product line more complete. Developing specialty generic pharmaceutical products involves a greater degree of risk than developing common generic pharmaceutical products and will require substantial time and resources. No assurance can be given that IVAX will successfully build a consistent, profitable pipeline of specialty generics or be able to obtain regulatory approval to market any such products.

GOVERNMENTAL REGULATION

         IVAX's pharmaceutical and diagnostic operations are subject to extensive regulation by governmental authorities in the United States and other countries with respect to the testing, approval, manufacture, labeling, marketing and sale of pharmaceutical and diagnostic products. IVAX devotes significant time, effort and expense to addressing the extensive government regulations applicable to its business, and in general, the trend is towards more stringent regulation.

         The FDA requires extensive testing of new pharmaceutical products to demonstrate that such products are both safe and effective in treating the indications for which approval is sought. Testing in humans may not be commenced until after an Investigational New Drug exemption is granted by the FDA. An NDA must be submitted to the FDA for new drugs that have not been previously approved by the FDA and for new combinations of, and new indications and new delivery methods for, previously approved drugs. Three phases of clinical trials must be successfully completed before an NDA is approved: phase I clinical trials, which involve the administration of the drug to a small number of healthy subjects to determine safety, tolerance, absorption and metabolism characteristics; phase II clinical trials, which involve the administration of the drug to a limited number of patients for a specific disease to determine dose response, efficacy and safety; and phase III clinical trials, which involve the study of the drug to gain confirmatory evidence of efficacy and safety from a wide base of investigators and patients. In the case of a drug that has been previously approved by the FDA, an abbreviated approval process is available. For such drugs an ANDA may be submitted to the FDA for approval. For an ANDA to be approved, among other requirements, the drug must be shown to be bioequivalent to the previously approved drug. The NDA and ANDA approval process generally takes a number of years and involves the expenditure of substantial resources. There can be no assurance that the time and resources devoted to seeking regulatory approval for new products will result in product approvals or earnings.

         The owner of an approved drug is required to list with the FDA all patents which cover the approved drug and its approved uses. A company filing an ANDA and seeking approval to market a product before expiration of all listed patents must certify that such patents are invalid or will not be infringed by the manufacture, use or sale of the applicant's product, and must notify the patent owner and the owner of the approved drug of its filing. If the approved drug owner sues the ANDA filer for patent infringement within 45 days after it receives such notice, then the FDA will not grant final approval of the ANDA until the earlier of 30 months from the date the approved drug owner receives such notice or the date when a court finally determines that the applicable patents are either invalid or would not be infringed by the applicant's product. As a result, generic drug manufacturers, including IVAX, are often involved in lengthy, expensive patent litigation against brand-name drug companies that have considerably greater resources and that are typically inclined to actively pursue patent litigation in an effort to protect their franchises.

         IVAX's diagnostic products are considered medical devices, and as such require either a 510(k) premarket notification clearance ("510(k)") or an approved Premarket Approval Application ("PMA") from the FDA prior to marketing. A product qualifies for a 510(k) if it is substantially equivalent to another medical device that was on the market prior to May 28, 1976 and does not now have a PMA or has previously received 510(k) premarket notification clearance and is lawfully on the market. The 510(k) approval process can take several months and may involve the submission of data demonstrating its equivalency to similar products in the market together with other supporting information. An approved PMA application indicates that the FDA has determined that a device has been proven to be safe and effective for its intended use. The PMA process typically can last several years and requires the submission of significant quantities of preclinical and clinical data as well as manufacturing and other information.

         On an ongoing basis, the FDA reviews the safety and efficacy of marketed pharmaceutical products and products considered medical devices and monitors labeling, advertising and other matters related to the promotion of such products. The FDA also regulates the facilities and procedures used to manufacture pharmaceutical and diagnostic products in the United States or for sale in the United States. Such facilities must be registered with the FDA and all products made in such facilities must be manufactured in accordance with "good manufacturing practices" established by the FDA. Compliance with good manufacturing practices guidelines requires the dedication of substantial resources and requires significant costs. The FDA periodically inspects IVAX's manufacturing facilities and procedures to assure compliance. The FDA may cause a recall or withdraw product approvals if regulatory standards are not maintained. FDA approval to manufacture a drug is site-specific. In the event an approved manufacturing facility for a particular drug becomes inoperable, obtaining the required FDA approval to manufacture such drug at a different manufacturing site could result in production delays, which could adversely affect IVAX's business and results of operations.

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

         The federal and state governments in the United States, as well as many foreign governments, including the United Kingdom, from time to time explore ways to reduce medical care costs through health care reform. These efforts have resulted in, among other things, government policies that encourage the use of generic drugs rather than brand-name drugs to reduce drug reimbursement costs. Virtually every state in the United States has a generic substitution law which permits the dispensing pharmacist to substitute a generic drug for the prescribed brand-name product. The debate to reform the United States' health care system is expected to be protracted and intense. Due to uncertainties regarding the ultimate features of reform initiatives and their enactment and implementation, IVAX cannot predict what impact any reform proposal ultimately adopted may have on the pharmaceutical or diagnostic industries or on the business or operating results of IVAX.

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

         In addition to product development, other competitive factors in the pharmaceutical industry include product quality and price, customer service, and reputation. Price is a key competitive factor in the generic pharmaceutical business. To compete effectively on the basis of price and remain profitable, a generic drug manufacturer must manufacture its products in a cost-effective manner. As a result of its ongoing cost-control and restructuring programs, IVAX has reduced its manufacturing costs.

         Revenues and gross profit derived from generic pharmaceutical products tend to follow a pattern based on regulatory and competitive factors unique to the generic pharmaceutical industry. As patents for brand-name products and related exclusivity periods mandated by regulatory authorities expire, the first generic manufacturer to receive regulatory approval for generic equivalents of such products is usually able to achieve relatively high market share, revenues and gross profit. As other generic manufacturers receive regulatory approvals, sales volumes, market share and prices typically decline. Accordingly, the level of revenues and gross profit attributable to generic products developed and manufactured by IVAX is dependent, in part, on IVAX's ability to maintain a pipeline of products in development and to develop and rapidly introduce new products, the timing of regulatory approval of such products, the number and timing of regulatory approvals of competing products, and IVAX's ability to manufacture such products efficiently. Because of the regulatory and competitive factors discussed above, IVAX's revenues and results of operations historically have fluctuated from period to period. IVAX expects this fluctuation to continue as long as a significant part of its revenues are generated from sales of generic pharmaceuticals.

         In addition to competition from other generic drug manufacturers, IVAX faces competition from brand-name companies as they increasingly sell their products into the generic market directly by establishing, acquiring or forming licensing or business arrangements with generic pharmaceutical companies. No regulatory approvals are required for a brand-name manufacturer to sell directly or through a third party to the generic market, nor do such manufacturers face any other significant barriers to entry into such market. In addition, brand-name companies are increasingly pursuing strategies to prevent or delay the introduction of generic competition. These strategies include, among other things, seeking to establish regulatory obstacles to the demonstration of the bioequivalence of generic drugs to their brand-name counterparts, and instituting legal actions based on process or other patents that allegedly are infringed by the generic products.

         Certain national drug wholesalers have instituted programs designed to provide cost savings to independent retail pharmacies on their purchases of certain generic pharmaceutical products. Pursuant to the programs, retail pharmacies generally agree to purchase their requirements of generic pharmaceutical products from one wholesaler and permit the wholesaler to select the product suppliers. Each wholesaler encourages generic drug suppliers to participate in its program by offering to purchase the wholesaler's requirements of particular products from a single supplier. The programs encourage generic drug suppliers to aggressively bid to be the exclusive supplier of products under the programs. The existence of such programs also results in reduced prices to non-wholesaler customers. As a result of the institution of these programs, the generic drug industry experienced a significant reduction in the prices charged by suppliers for many generic pharmaceutical products during 1996. Price declines continued in 1997 and 1998, but at an increasingly slower rate in each of those years than in the prior year.

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

         Other competitive factors affecting IVAX's business include the prevalence and influence of managed care organizations and similar institutions which are able to seek price discounts on pharmaceutical products. As the influence of these entities continues to grow, IVAX may face increased pricing pressure on the products it markets.

PATENTS AND TRADEMARKS

         IVAX seeks to obtain patent protection on its products and products under development where appropriate. IVAX currently owns or is licensed under various United States, United Kingdom and other foreign patents and patent applications covering certain of its products, products under development, product uses and manufacturing processes. Protection for individual products, product uses or manufacturing processes extends for varying periods in accordance with the date of grant and the legal life of the patents in the various countries. The protection afforded, which may also vary from country to country, depends on the type of patent and its scope of coverage. There is no assurance that patents will be issued on pending applications or as to the scope or degree of protection patents will afford IVAX, or that IVAX's patents will be held valid by a court of competent jurisdiction. Although IVAX believes that its patents and licenses are important to its business, no single patent or license is currently material in relation to IVAX's business as a whole. Any litigation regarding IVAX's patents could result in substantial cost to IVAX.

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

SEASONALITY

         While certain of IVAX's individual products may have a degree of seasonality, there are no significant seasonal aspects to IVAX's business, except that sales of pharmaceutical products indicated for colds and flu symptoms are higher during the fourth quarter as customers supplement inventories in anticipation of the cold and flu season. In addition, revenues that are contingent upon licensees achieving certain sales targets during the year tend to be higher in the second half of the year.

ENVIRONMENT

         IVAX believes that its operations comply in all material respects with applicable laws and regulations concerning the environment. While it is impossible accurately to predict the future costs associated with environmental compliance and potential remediation activities, compliance with environmental laws is not expected to require significant capital expenditures and has not had, and is not presently expected to have, a material adverse effect on IVAX's earnings or competitive position.

INCREASES IN EFFICIENCY

         Beginning in the third quarter of 1996 and continuing throughout 1998, IVAX announced and initiated restructuring programs in an effort to enhance operating efficiencies and reduce costs. These objectives were achieved through workforce reductions, facility consolidations and other cost-saving measures throughout the organization. (See "Properties"). During this period, IVAX reduced its worldwide workforce from approximately 8,100 to approximately 3,700 employees, including reductions resulting from the sale of non-core businesses. IVAX also implemented strict controls on capital expenditures and working capital spending.

         During 1998, a focus of IVAX's restructuring program was the pharmaceutical operations of its Norton Healthcare Limited subsidiary located in the United Kingdom. As in the United States, this program included workforce reductions, facility consolidations and other cost-saving measures. As part of this restructuring, in 1998 IVAX reduced its workforce in the United Kingdom from approximately 1,460 to approximately 1,275, and anticipates that it will further reduce its U.K. workforce to approximately 1,100 by the end of 1999. During 1998, IVAX closed two manufacturing plants in southeast London, England and consolidated its U.K. manufacturing activities at its Waterford, Ireland facility. Its U.K. packaging operations are also being consolidated into its Waterford, Ireland facility from Harlow, England in the first quarter of 1999. All other functions, including research and development, will be consolidated into its new facility located in the Royal Docks area of London. This consolidation process is anticipated to be completed by the end of 1999.

DISPOSITION OF NON-CORE BUSINESSES

         During 1997 and 1998, IVAX divested its intravenous products, specialty chemicals and personal care products businesses, all of which had been classified as discontinued operations since 1997. As a result of its decision to divest these businesses, in 1997 IVAX restated its financial statements to reflect these businesses as discontinued operations. Unless otherwise noted, all of the financial information contained herein reflects this restatement. IVAX completed the sale of the last of these businesses in July 1998. See Note 5, Divestitures, and Note 7, Discontinued Operations, to the Consolidated Financial Statements and "Management's Discussion and Analysis of Results of Operations and Financial Condition" incorporated by reference from the Financial Information section of the 1998 Annual Report to Shareholders for additional information. These businesses accounted for approximately 6%, 30% and 43% of IVAX's consolidated net revenues before the restatement described above during the years ended December 31, 1998, 1997 and 1996, respectively.

         Effective May 30, 1997, IVAX sold McGaw, Inc. ("McGaw"), its intravenous products subsidiary. IVAX's intravenous products business manufactured and marketed a broad line of basic and specialty intravenous solutions, irrigation solutions, intravenous administration sets, infusion pumps and other infusion supplies and equipment, primarily to hospitals and alternate-site health care locations in the United States and, through independent distributors, in various foreign markets. The intravenous products business had net revenues, including intercompany sales, of $140.6 million for the five months ended May 30, 1997 and $343.0 million for the year ended December 31, 1996.

         IVAX's specialty chemicals group manufactured and marketed, primarily in the United States and Canada, several hundred chemical products in three distinct market segments: vacuum pump fluids, textile and denim products, and cleaning products. IVAX's specialty chemicals group had net revenues, including intercompany sales, of $.9 million, $41.6 million and $67.9 million for the years ended December 31, 1998, 1997 and 1996, respectively. During the third quarter of 1997, IVAX completed the sale of a significant portion of the assets of its specialty chemicals business in three separate transactions in which IVAX received an aggregate of approximately $41.1 million in cash. In February 1998, IVAX completed the divestiture of its specialty chemicals business by selling its vacuum pump fluids business for approximately $3.9 million (subject to certain post-closing adjustments). IVAX retained certain real estate assets of the specialty chemicals business which it is seeking to sell.

         IVAX's personal care products group developed, manufactured and marketed, primarily within the United States, a variety of personal care products, mainly through distributors, stores and mass merchandisers, in three principal areas: hair care products designed primarily for African-American consumers, cosmetic products designed primarily for dark-skinned women, and corrective cosmetics. IVAX's personal care products group had net revenues, including intercompany sales, of $42.6 million for the seven months ended July 31, 1998, and $73.9 million and $80.0 million for the years ended December 31, 1997 and 1996, respectively. Effective July 14, 1998, IVAX sold Johnson Products Co., Inc., its personal care products subsidiary, to Carson Products Company, a wholly-owned subsidiary of Carson, Inc., for approximately $84.7 million (after certain post-closing adjustments). At closing, IVAX received $35 million in cash and a secured note for $50 million, which IVAX subsequently sold, without recourse, for $48.5 million in cash. In a separate transaction, IVAX sold the Flori Roberts(R), Patti LaBelle(TM) and IMAN(R) product lines of Johnson Products Co., Inc. to Color Me Beautiful, Inc. IVAX no longer maintains a personal care products business.

EMPLOYEES

         As of February 28, 1999, IVAX had approximately 3,580 full time employees, of whom approximately 2,175 were engaged in research and development, production and associated support, 720 were engaged in sales, marketing and distribution, and 685 were engaged in finance and general administration. The employees were divided approximately as follows: 840 in domestic pharmaceuticals, 2,550 in international pharmaceuticals, 50 in diagnostics, 55 in veterinary and 85 in corporate. The foregoing information includes approximately 930 employees of Galena. IVAX's recent workforce reductions have negatively impacted employee morale and have created employee recruitment and retention issues that could have a negative impact on IVAX's business and operating results.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Except for historical information contained herein, the matters discussed herein are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting IVAX's operations, markets, products and prices, and other factors discussed elsewhere in this report and the documents filed by IVAX with the Securities and Exchange Commission ("SEC"). These factors may cause IVAX's results to differ materially from the statements made in this report or otherwise made by or on behalf of IVAX.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

         Specific financial information with respect to IVAX's foreign and domestic operations is provided in Note 13, Business Segment Information, in the Notes to Consolidated Financial Statements incorporated by reference to the Financial Information section of IVAX's 1998 Annual Report to Shareholders.

ITEM 2.  PROPERTIES

         IVAX owns or leases an aggregate of approximately 3.1 million square feet of space in Argentina, Germany, Hong Kong, Ireland, Italy, Peru, Poland, Russia, the Czech Republic, the Slovak Republic, the United Kingdom, the United States and Uruguay, which is used by the pharmaceutical business (90%) and the diagnostics business (2%). The remaining portion (8%) was used by the specialty chemicals business. In connection with the sale of the specialty chemicals business, IVAX retained ownership of its manufacturing facilities in Rock Hill, South Carolina and Marion, Ohio, and is pursuing the sale of these facilities.

         IVAX operates 13 pharmaceutical manufacturing facilities, two of which are located in each of Waterford, Ireland; Miami, Florida; Cidra, Puerto Rico; and one of which is located in each of Buenos Aires, Argentina; Northvale, New Jersey; St. Croix, US Virgin Islands; Falkenhagen, Germany; Runcorn, England; Opava-Komarov, Czech Republic; and Montevideo, Uruguay. IVAX's diagnostics manufacturing facilities are located in Miami, Florida and Springdale, Arkansas. IVAX owns its Miami, Buenos Aires, Cidra, Montevideo, Opava-Komarov and Falkenhagen manufacturing facilities, and leases its remaining manufacturing facilities. IVAX believes its facilities are in satisfactory condition, are suitable for their intended use and, in the aggregate, have capacities in excess of those necessary to meet IVAX's present needs.

         In connection with restructuring programs instituted by IVAX in 1996, 1997 and 1998 to, among other things, reduce costs and improve efficiencies in its pharmaceutical operations, IVAX has consolidated certain of its facilities. IVAX consolidated its United States pharmaceutical distribution facilities into a single leased distribution center in Kenton County, Kentucky in 1997; sold its Fort Lauderdale, Florida office, packaging and warehouse facility and its Syosset, New York and Kirkland, Quebec, Canada pharmaceutical manufacturing facilities in 1998; sold its Shreveport, Louisiana pharmaceutical manufacturing facility (which was closed in 1996) in 1998; closed two of its manufacturing facilities in southeast London, England and consolidated its U.K. manufacturing activities at its Waterford, Ireland facility in 1998; consolidated its U.K. packaging operations at its

Waterford, Ireland facility in the first quarter of 1999; and expects to cease manufacturing at its Northvale, New Jersey pharmaceutical manufacturing facility in 1999. Production from those facilities has been or will be transferred to other IVAX facilities.

         IVAX maintains sales offices and distribution centers in Argentina, Canada, China, certain CIS countries, the Czech Republic, Italy, Peru, Poland, Russia, Uruguay and various parts of the United States and the United Kingdom, most of which are held pursuant to leases. None of such leases are material to IVAX.

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

ITEM 3.  LEGAL PROCEEDINGS

         In late April 1995, Zenith Laboratories, Inc., a wholly-owned subsidiary of IVAX ("Zenith"), received approvals from the FDA to manufacture and market the antibiotic cefaclor in capsule and oral suspension formulations. Cefaclor is the generic equivalent of Ceclor(R), a product of Eli Lilly and Company ("Lilly"). On April 27, 1995, Lilly filed a lawsuit against Zenith and others styled ELI LILLY AND COMPANY V. AMERICAN CYANAMID COMPANY, BIOCRAFT LABORATORIES, INC., ZENITH LABORATORIES, INC. AND BIOCHIMICA OPOS S.P.A. in the United States District Court for the Southern District of Indiana, Indianapolis Division. In general, the lawsuit alleges that Biochimica Opos S.p.A. ("Opos"), Zenith's cefaclor raw material supplier, manufactured cefaclor raw material in a manner which infringed two process patents owned by Lilly, and that Zenith and the other defendants knowingly and willfully infringed and induced Opos to infringe the patents by importing the raw material into the United States. The lawsuit seeks to enjoin Zenith and the other defendants from infringing or inducing the infringement of the patents and from making, using or selling any product incorporating the raw material provided by Opos, and seeks an unspecified amount of monetary damages and the destruction of all cefaclor raw material manufactured by Opos and imported into the United States. In August 1995, the Court denied Lilly's motion for preliminary injunction which sought to prevent Zenith from selling cefaclor until the merits of Lilly's allegations could be determined at trial. On May 10, 1996, the United States Court of Appeals for the Federal Circuit affirmed the district court's denial of Lilly's motion for preliminary injunction. On February 28, 1997, Lilly filed an amended complaint alleging the infringement of an additional patent, and also filed a motion to add to the lawsuit additional defendants who are not affiliated with IVAX or Zenith. Lilly subsequently filed a second amended complaint but did not revise its allegations regarding Zenith. Zenith has filed a motion for partial summary judgment, which remains pending. Zenith ceased selling cefaclor in January 1997, when it announced a recall in the United States of cefaclor as a result of the recall by Opos of the raw material used to manufacture the product.

         On April 18, 1997, Lilly filed a complaint in the United States District Court for the District of New Jersey styled ELI LILLY AND COMPANY V. ROUSSEL CORP., ET AL against various defendants, including Zenith. With respect to Zenith, the complaint asserts claims for violation of the Lanham Act, unfair competition under New Jersey state law, common law unfair competition and unjust enrichment. Also named as defendants are Roussel Corporation, Roussel UCLAF Holdings Corporation, Roussel UCLAF S.A., Hoechst Marion Roussel North America, and Biochimica Opos

S.p.A. (collectively, the "Roussel Defendants"), The Rugby Group, Inc., and Rugby Laboratories, Inc. (collectively, "Rugby"), and American Home Products Corporation and American Cyanamid Company (collectively, the "American Home Defendants"). The claims asserted against the American Home Defendants and Rugby are essentially the same as those asserted against Zenith. Additional claims are asserted against the Roussel Defendants, including fraud, negligent misrepresentation, common law conspiracy, tortious interference with business relations, and violations of both the federal and state Racketeer Influenced and Corrupt Organizations Acts. All of the asserted claims arise out of what Lilly contends were fraudulent misrepresentations to Lilly and the FDA by Opos regarding the methods utilized by Opos to manufacture bulk cefaclor and the location of the manufacturing facility of such cefaclor. According to Lilly, through these alleged misrepresentations, Opos fraudulently obtained approval from the FDA to market bulk cefaclor in the United States. The claims asserted against Zenith are predicated on Zenith's sale in the United States of retail dosage units of cefaclor manufactured using Opos' bulk cefaclor. Lilly alleges that Zenith, in marketing and selling retail dosage units of cefaclor manufactured from Opos' bulk cefaclor, used false and misleading descriptions and representations regarding Zenith's cefaclor product. The relief sought by Lilly against Zenith, jointly and severally with the American Home Defendants and Rugby, is an accounting to Lilly for any and all profits derived by Zenith from the sale of cefaclor and an award of damages to Lilly, in an unspecified amount, allegedly sustained by Lilly as a result of Zenith's alleged acts of misrepresentation and unfair competition. Lilly further seeks an award of treble damages and litigation costs, including attorneys' fees and interest. Under its unjust enrichment claim, Lilly seeks restitution in an unspecified amount against Zenith, jointly and severally with the other defendants. In June 1997, Zenith filed a motion to dismiss the action, which was granted in June 1998. Plaintiffs filed an amended complaint and, on November 6, 1998, Zenith filed another motion to dismiss, which remains pending.

         In November 1996, individuals purporting to be shareholders of IVAX filed a class action complaint styled MALIN, ET AL. VS. IVAX CORPORATION AND PHILLIP FROST, ET AL. against IVAX and certain of its current and former officers or directors in the United States District Court for the Southern District of Florida which consolidates, amends and supplements a number of similar complaints filed earlier in 1996. The plaintiffs seek to act as representatives of a class consisting of all purchasers of IVAX common stock between July 31, 1995 and June 27, 1996. The consolidated amended complaint alleges violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "1934 Act") and Rule 10b-5 promulgated by the Securities and Exchange Commission, and also asserts a claim for negligent misrepresentation. The complaint generally alleges that IVAX made untrue statements of material fact and omitted to state material facts necessary to make statements made not misleading in its public disclosure documents and in communications to the public regarding its operations and financial results and that its financial statements were not prepared in accordance with generally accepted accounting principles. These allegations are centered around allegations that IVAX failed to disclose that product sales were subject to shelf stock adjustments and failed to establish reserves for such adjustments. In January 1997, the IVAX defendants filed a motion to dismiss the action and, on August 18, 1998, the United States District Court dismissed the action without prejudice. On September 30, 1998, the plaintiffs filed an amended complaint and, on November 9, 1998, IVAX filed a motion to dismiss the action, which motion remains pending. In general, the amended complaint seeks an unspecified amount of compensatory damages, pre-judgment interest, litigation costs and attorney's fees.

         In 1997, two class action complaints were filed by individuals purporting to be shareholders of IVAX Corporation against IVAX, its chairman and its former chief financial officer in federal court. One of these actions was subsequently dismissed without prejudice, and the complaint in the other action, which was amended to incorporate the allegations in both actions, is now pending as ALAN M. HARRIS, YITZCHOK WOLPIN AND FAUSTO POMBAR V. IVAX CORPORATION, PHILLIP FROST AND MICHAEL W. FIPPS. The plaintiffs in that action seek to act as representatives of a class consisting of all persons who purchased IVAX common stock and/or call options during the period from August 2, 1996 through November 11, 1996, inclusive. The complaint alleges claims for violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 and for negligent misrepresentation. The complaint alleges, among other things, that during the class period defendants made untrue statements of material fact and omitted to state material facts necessary to make statements made not misleading in its statements to the public, including in a September 30, 1996 press release regarding IVAX's forecasted earnings for the third quarter of 1996. The complaint seeks unspecified compensatory damages, interest, attorneys' fees, costs of suit and unspecified other and further relief from the court. On March 30, 1998, the court dismissed the complaint with prejudice. An appeal was filed on May 19, 1998 and remains pending.

         On February 19, 1993, Smith & Nephew, Inc., a Delaware corporation ("S&N"), filed an action against IVAX and Solopak, Inc., a Delaware corporation and wholly-owned subsidiary of IVAX (the "Subsidiary"), in the Cook County, Illinois Circuit Court styled SMITH & NEPHEW, INC. VS. IVAX CORPORATION AND SOLOPAK, INC. S&N alleged that IVAX breached an Asset Purchase Agreement (the "Agreement"), dated February 28, 1992, among IVAX, the Subsidiary and S&N, pursuant to which, among other things, S&N agreed to sell to the Subsidiary substantially all of the assets of Smith & Nephew Solopak, a division of S&N (the "Division"), for $19.0 million in cash, by failing to close when all conditions precedent to the closing were satisfied. S&N further alleged that in November 1992, it sold the Division to another party for $13.5 million. S&N sought damages of $5.5 million, the difference between the $19.0 million purchase price specified in the Agreement and the eventual sale price, plus attorneys' fees and costs. S&N claimed additional unspecified damages resulting from IVAX's alleged interference with S&N's employees during the due diligence process. IVAX counterclaimed against S&N for breach of the Agreement and is seeking as damages the expenses incurred in connection with the failed acquisition plus attorneys' fees and costs. On July 17, 1998, the District Court granted IVAX's motion for summary judgment. S&N is expected to pursue an appeal of this decision.

         On December 21, 1998, an action purporting to be a class action, styled LOUISIANA WHOLESALE DRUG CO. VS. ABBOTT LABORATORIES, GENEVA PHARMACEUTICALS, INC. AND ZENITH GOLDLINE PHARMACEUTICALS, INC., was filed against Zenith and others in the United States District Court for the Southern District of Florida, alleging a violation of Section 1 of the Sherman Antitrust Act. Plaintiffs purport to represent a class consisting of customers who purchased a certain proprietary drug directly from Abbott Laboratories during the period beginning on October 29, 1998. Plaintiffs allege that, by settling patent-related litigation against Abbott in exchange for quarterly payments, the defendants engaged in an unlawful restraint of trade. The complaint seeks unspecified treble damages and injunctive relief.

         IVAX intends to vigorously defend each of the foregoing lawsuits, but their respective outcomes cannot be predicted. Any of such lawsuits, if determined adversely to IVAX, could have a material adverse effect on IVAX's financial position and results of operations. IVAX's ultimate liability with respect to any of the foregoing proceedings is not presently determinable.

         With respect to the case styled BAXTER INTERNATIONAL INC. AND BAXTER HEALTHCARE CORP. V. MCGAW, INC., previously reported in IVAX's Annual Report on Form 10-K for the year ended December 31, 1997, the trial court's verdict in favor of McGaw was affirmed by the United States Court of Appeals for the Federal Circuit on July 1, 1998 and the plaintiffs have chosen not to appeal further.

         With respect to the case styled ABS MB INVESTMENT LIMITED PARTNERSHIP AND ABS MB LTD. VS. IVAX CORPORATION, previously reported in IVAX's Annual Report on Form 10-K for the year ended December 31, 1997, the trial of this case was concluded on December 11, 1998. IVAX obtained a jury verdict in its favor on substantially all of the claims asserted against it, with a directed verdict being entered in favor of one plaintiff on a relatively insignificant claim. On January 22, 1999, the parties entered into a Settlement Agreement pursuant to which the lawsuit was dismissed with prejudice on February 16, 1999.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the quarter ended December 31, 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below is a list of the names, ages, positions held and business experience during the past five years of the persons serving as executive officers of IVAX as of March 19, 1999. Officers serve at the discretion of the Board of Directors. There is no family relationship between any of the executive officers, and there is no arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was selected.

         THOMAS E. BEIER. Mr. Beier, age 53, has served as Senior Vice President - Finance and Chief Financial Officer of IVAX since October 1997. From December 1996 to October 1997, he served as Vice President - Finance for IVAX. Prior to joining IVAX, he served as Executive Vice President and Chief Financial Officer of Intercontinental Bank from 1989 until August 1996.

         NEIL FLANZRAICH. Mr. Flanzraich, age 55, has served as Vice Chairman and President of IVAX since May 1998 and as a director of IVAX since 1997. He was a shareholder and served as Chairman of the Life Sciences Legal Practices Group of Heller Ehrman White & McAuliffe from 1995 to May 1998. From 1981 to 1994, he served in various capacities at Syntex Corporation

(pharmaceuticals), most recently as its Senior Vice President, General Counsel and a member of the Corporate Executive Committee. From 1994 to 1995, after Syntex Corporation was acquired by Roche Holding Ltd., he served as Senior Vice President and General Counsel of Syntex (U.S.A.) Inc., a Roche subsidiary. He is Chairman of the Board of Directors of North American Vaccine, Inc. (vaccine research and development), and is a director of Whitman Education Group, Inc. (proprietary education), LXR Biotechnology, Inc. (biopharmaceuticals) and Continucare Corporation (integrated health care).

         PHILLIP FROST, M.D. Dr. Frost, age 62, has served as Chairman of the Board of Directors and Chief Executive Officer of IVAX since 1987. He served as IVAX's President from July 1991 until January 1995. He was the Chairman of the Department of Dermatology at Mt. Sinai Medical Center of Greater Miami, Miami Beach, Florida from 1972 to 1990. Dr. Frost was Chairman of the Board of Directors of Key Pharmaceuticals, Inc. from 1972 to 1986. He is Chairman of the Board of Directors of Whitman Education Group, Inc. (proprietary education), Vice Chairman of the Board of Directors of North American Vaccine, Inc. (vaccine research and development), Vice Chairman of the Board of Directors of Continucare Corporation (integrated health care), and a director of Northrop Grumman Corp. (aerospace). He is Vice Chairman of the Board of Trustees of the University of Miami and a member of the Board of Governors of the American Stock Exchange.

         RAFICK G. HENEIN, PH.D. Dr. Henein, age 58, has served as a Senior Vice President of IVAX and as the President and Chief Executive Officer of Zenith Goldline Pharmaceuticals, Inc., IVAX's principal United States-based generic pharmaceutical subsidiary, since July 1997. He held various positions in the Novopharm Limited organization (pharmaceuticals) since 1988, rising to the position of President and Chief Executive Officer of Novopharm International in 1996.

         JANE HSIAO, PH.D. Dr. Hsiao, age 51, has served as a director of IVAX and as IVAX's Vice Chairman-Technical Affairs since February 1995, as IVAX's Chief Technical Officer since July 1996, and as Chairman, Chief Executive Officer and President of DVM Pharmaceuticals, Inc., IVAX's veterinary products subsidiary, since March 1998. From 1992 until February 1995, she served as IVAX's Chief Regulatory Officer and Assistant to the Chairman, and as Vice President-Quality Assurance and Compliance of Baker Norton Pharmaceuticals, Inc., IVAX's principal proprietary pharmaceutical subsidiary. From 1987 to 1992, Dr. Hsiao was Vice President-Quality Assurance, Quality Control and Regulatory Affairs of Baker Norton Pharmaceuticals, Inc.

         ISAAC KAYE. Mr. Kaye, age 69, has served as Deputy Chief Executive Officer and a director of IVAX since 1990, and as Chief Executive Officer of Norton Healthcare Limited, IVAX's principal United Kingdom pharmaceutical subsidiary, since 1990.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         IVAX's common stock is listed on the American Stock Exchange and is traded under the symbol IVX. As of the close of business on March 19, 1999, there were approximately 5,022 holders of record of IVAX common stock. Additional information required by item 5 is provided in Note 15, Quarterly Financial Information, in the Notes to Consolidated Financial Statements incorporated by reference to the Financial Information section of the 1998 Annual Report to Shareholders.

ITEM 6.  SELECTED FINANCIAL DATA

         The information required by item 6 is incorporated by reference to page 1 of the Financial Information section of the 1998 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by item 7 is incorporated by reference to pages 2-17 of the Financial Information section of the 1998 Annual Report to Shareholders.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by item 7A is incorporated by reference to page 17 of the Financial Information section of the 1998 Annual Report to Shareholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by item 8 is incorporated by reference to pages 19-47 of the Financial Information section of the 1998 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information concerning directors required by item 10 is incorporated by reference to IVAX's Proxy Statement for its 1999 Annual Meeting of Shareholders. The information concerning executive officers required by item 10 is contained in the discussion entitled "Executive Officers of the Registrant" in Part I hereof.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by item 11 is incorporated by reference to IVAX's Proxy Statement for its 1999 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by item 12 is incorporated by reference to IVAX's Proxy Statement for its 1999 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by item 13 is incorporated by reference to IVAX's Proxy Statement for its 1999 Annual Meeting of Shareholders.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)   FINANCIAL STATEMENTS

         The following consolidated financial statements, related notes and independent auditors' report, from the Financial Information section of the 1998 Annual Report to Shareholders, are incorporated by reference into item 8 of Part II of this report:

                                                                  PAGE IN THE
                                                                   FINANCIAL
                                                                   INFORMATION
                                                                   SECTION OF
                                                                   1998 ANNUAL
                                                                    REPORT TO
                                                                   SHAREHOLDERS
                                                                   ------------

         Report of Independent Certified Public Accountants            18
         Consolidated Balance Sheets                                   19
         Consolidated Statements of Operations                         20
         Consolidated Statements of Shareholders' Equity               22
         Consolidated Statements of Cash Flows                         23
         Notes to Consolidated Financial Statements                    25

(a)(2)   FINANCIAL STATEMENT SCHEDULE

         The following financial statement schedule of IVAX is filed as a part of this report:

         Schedule II Valuation and Qualifying Accounts for the three years ended December 31, 1998

         All other schedules have been omitted because the required information is not applicable or the information is included in the consolidated financial statements or the notes thereto.

         The independent auditors' report with respect to Schedule II is also filed as part of this report.

(a)(3)   EXHIBITS

        EXHIBIT
         NUMBER                         DESCRIPTION                                    METHOD OF FILING
        --------                        -----------                                    ----------------

            3.1  Articles of Incorporation.                                  Incorporated by reference to
                                                                             IVAX's Form 8-B dated July 28, 1993.

            3.2  Amended and Restated Bylaws.                                Incorporated by reference to IVAX's
                                                                             Form 10-Q for the quarter ended
                                                                             September 30, 1997.

            4.1  Indenture dated November 26, 1991, between                  Incorporated by reference to IVAX's
                 IVAX Corporation and First Trust National                   Form 10-K for the year ended
                 Association, as Trustee with respect to IVAX                December 31, 1991.
                 Corporation's 6-1/2% Convertible Subordinated
                 Notes due November 15, 2001.

            4.2  Form of 6 1/2% Convertible Subordinated Notes due           Incorporated by reference to IVAX's
                 November 15, 2001 in Global Form.                           Form 10-K for the year ended
                                                                             December 31, 1991.

            4.3  Rights Agreement, dated December 29, 1997, between          Incorporated by reference to IVAX's
                 IVAX Corporation and ChaseMellon Shareholder                Form 8-K dated December 19, 1997.
                 Services, L.L.C., with respect to the IVAX
                 Corporation Shareholder Rights Plan.

           10.1  IVAX Corporation 1985 Stock Option Plan, as amended.*       Incorporated by reference to IVAX's
                                                                             Form 10-K for the year ended
                                                                             December 31, 1997.

           10.2  IVAX Corporation 1994 Stock Option Plan, as amended.*       Incorporated by reference to IVAX's
                                                                             Form 10-K for the year ended
                                                                             December 31, 1997.



           10.3  Form of Indemnification Agreement for Directors.            Incorporated  by  reference to IVAX's
                                                                             Form 8-B dated July 28, 1993.

           10.4  Form of Indemnification Agreement for Officers.             Incorporated  by  reference to IVAX's
                                                                             Form 8-B dated July 28, 1993.

           10.5  Agreement Containing Consent Order, dated                   Incorporated by reference to IVAX's
                 December 6, 1994, between IVAX Corporation and              Form 10-K for the year ended
                 the United States Federal Trade Commission.                 December 31, 1994.

           10.6  Employment Agreement, dated November 28, 1997,              Incorporated by reference to IVAX's
                 between IVAX Corporation and Phillip Frost, M.D.*           Form 10-K for the year ended
                                                                             December 31, 1997.

           10.7  Employment Agreement, dated November 28, 1997,              Incorporated by reference to IVAX's
                 between IVAX Corporation and Isaac Kaye.*                   Form 10-K for the year ended
                                                                             December 31, 1997.

           10.8  Employment Agreement, dated January 19, 1998,               Incorporated by reference to IVAX's
                 between IVAX Corporation and Jane Hsiao, Ph.D.*             Form 10-K for the year ended
                                                                             December 31, 1997.

           10.9  Employment Agreement, dated July 28, 1997,                  Incorporated by reference to IVAX's
                 between IVAX Corporation and Rafick G. Henein, Ph.D.*       Form 10-Q for the quarter ended June
                                                                             30, 1997.

          10.10  Employment Agreement, dated as of May 26, 1998 between      Incorporated by reference to IVAX's
                 IVAX Corporation and Neil Flanzraich.*                      Form 10-Q for the quarter ended
                                                                             September 30, 1998.

          10.11  Form of Employment Agreement (Change in Control) between    Filed herewith.
                 IVAX Corporation and certain of its executive officers.*

          10.12  Stock Purchase Agreement, dated May 30, 1997, between       Incorporated by reference to IVAX's
                 IVAX Corporation and B. Braun of America Inc.**             Form 8-K dated June 24, 1997.




           10.13  Purchase Agreement, dated June 16, 1998, by and between    Incorporated by reference to IVAX's
                  IVAX Corporation and Carson, Inc.**                        Form 10-Q for the quarter ended June
                                                                             30, 1998.

          10.14  Credit Agreement, dated as of July 14, 1998, among IVAX     Incorporated by reference to IVAX's
                 Corporation, Carson, Inc. and Carson Products Company.**    Form 10-Q for the quarter ended June
                                                                             30, 1998.

             13  The Financial Information section of the 1998 Annual        Filed herewith.
                 Report to Shareholders. With the exception of
                 those portions of said Annual Report which are
                 specifically incorporated by reference in this report
                 on Form 10-K and filed as an exhibit to this report,
                 said Annual Report is not to be deemed "filed"
                 with the Commission.

             21  Subsidiaries of IVAX Corporation.                           Filed herewith.

             23  Consent of Arthur Andersen LLP                              Filed herewith.

             27  Financial Data Schedule                                     Filed herewith.

----------------------

*  Compensation Plan or Agreement.

** Certain exhibits and schedules to this document have not been filed. The Registrant agrees to furnish a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.

 (b)      REPORTS ON FORM 8-K.

No reports on Form 8-K were filed by IVAX during the quarter ended December 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                IVAX CORPORATION

Dated:  March 31, 1999                 By: /S/ PHILLIP FROST, M.D.
                                          ------------------------------------
                                                Phillip Frost, M.D.
                                                Chairman of the Board
                                                and Chief Executive Officer


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


NAME                                             CAPACITY                                   DATE
----                                             --------                                   ----

/s/ PHILLIP FROST,  M.D.                         Chairman of the Board and                  March 31, 1999
----------------------------------------         Chief Executive Officer
Phillip Frost, M.D.                              (Principal Executive Officer)


/s/ THOMAS E. BEIER                              Chief Financial Officer                    March 31, 1999
----------------------------------------         (Principal Financial Officer)
Thomas E. Beier


/s/ THOMAS E. MCCLARY                            Vice President - Accounting                March 31, 1999
----------------------------------------         (Principal Accounting Officer)
Thomas E. McClary


/s/ MARK ANDREWS                                 Director                                   March 31, 1999
---------------------------------------
Mark Andrews


---------------------------------------
/s/ ERNST BIEKERT, PH.D.                         Director                                   March 31, 1999
---------------------------------------
Ernst Biekert, Ph.D.


/s/ CHARLES M. FERNANDEZ                         Director                                   March 31, 1999
---------------------------------------
Charles M. Fernandez



/s/ JACK FISHMAN, PH.D.                          Director                                   March 31, 1999
---------------------------------------
Jack Fishman, Ph.D.


/s/ NEIL FLANZRAICH                              Director, President and Vice Chairman      March 31, 1999
---------------------------------------
Neil Flanzraich


/s/ JANE HSIAO, PH.D.                            Director and Vice Chairman-                March 31, 1999
---------------------------------------          Technical Affairs
Jane Hsiao, Ph.D.


/s/ ISAAC KAYE                                   Director and Deputy Chief                  March 31, 1999
---------------------------------------          Executive Officer
Isaac Kaye


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS
OF IVAX CORPORATION:

We have audited in accordance with generally accepted auditing standards, the financial statements included in IVAX Corporation's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 26, 1999 (except with respect to matters discussed in Note 16, as to which the date is March 19, 1999). Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The Financial Statement Schedule II listed in Item 14 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This financial statement schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Miami, Florida,
February 26, 1999.

                                                                    SCHEDULE II

                       IVAX CORPORATION AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                      THREE YEARS ENDED DECEMBER 31, 1998
                                 (in thousands)

ALLOWANCE  FOR DOUBTFUL ACCOUNTS
--------------------------------


                               Balance at   Charged to
                                Beginning    Cost and      Net                       Balance at
           Description           of Year     Expenses   Deductions      Other       End of Year
           -----------         ----------   ----------  ----------      -----       -----------
Year ended December 31, 1996     $11,064      30,737     (20,343)      (1,397)(A)     $20,061
                                 =======     =======     =======      =======         =======
Year ended December 31, 1997     $20,061       8,973      (8,702)      (1,106)        $19,226
                                 =======     =======     =======      =======         =======
Year ended December 31, 1998     $19,226       7,650      (4,643)         601         $22,834
                                 =======     =======     =======      =======         =======

-------------
(A) Includes additions to the accounts receivable allowances as a result of the acquisition of Elvetium.

ENVIRONMENTAL AND LITIGATION ACCRUAL RELATED TO DISCONTINUED OPERATIONS
-----------------------------------------------------------------------


                               Balance at   Charged to
                                Beginning    Cost and      Net                       Balance at
           Description           of Year     Expenses   Deductions      Other       End of Year
           -----------         ----------   ----------  ----------      -----       -----------

Year ended December 31, 1996     $    --                                              $    --
                                 =======     =======     =======      =======         =======

Year ended December 31, 1997     $    --       2,000                                  $ 2,000
                                 =======     =======     =======      =======         =======

Year ended December 31, 1998     $ 2,000      2,900         (464)                     $ 4,436
                                 =======     =======     =======      =======         =======


RESTRUCTURING COSTS AND ASSET WRITE-DOWNS
-----------------------------------------

                                                                  Employee
                                                    Asset       Termination     Plant
                                                 Write-Downs      Benefits     Closures        Total
                                                 -----------    -----------    --------      --------
1996 restructuring costs and asset write-downs     $ 63,749      $  2,324      $  3,000      $ 69,073
Cash payments during 1996                                --          (370)         (346)         (716)
Non-cash activity                                   (63,749)           --            --       (63,749)
                                                   --------      --------      --------      --------
   Balance at December 31, 1996                          --         1,954         2,654         4,608
1997 restructuring costs and asset write-downs       23,814         5,094         9,180        38,088
Cash payments during 1997                                --        (2,400)       (1,360)       (3,760)
Non-cash activity                                   (23,814)         (101)       (1,107)      (25,022)
                                                   --------      --------      --------      --------
   Balance at December 31, 1997                          --         4,547         9,367        13,914
1998 restructuring costs and asset write-downs       14,164         6,305         8,740        29,209
Reversals of restructuring costs and asset
  write-downs charged in prior years                 (8,804)         (442)       (7,741)      (16,987)
Cash payments during 1998                                --        (3,538)       (3,042)       (6,580)
Non-cash activity                                    (5,360)       (1,098)          936        (5,522)
                                                   --------      --------      --------      --------
   Balance at December 31, 1998                    $     --      $  5,774      $  8,260      $ 14,034
                                                   ========      ========      ========      ========
