Form 10-Q
period 1999-03-31
IVAX CORP /DE
filed 1999-05-14
CIK 772197

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                         Commission File Number 1-09623

                                IVAX CORPORATION

           FLORIDA                                           16-1003559
-------------------------------                          -----------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

                 4400 BISCAYNE BOULEVARD, MIAMI, FLORIDA        33137
                ---------------------------------------------------------
                (Address of principal executive offices)      (Zip Code)

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

                                   YES  X   NO
                                      -----    ------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                108,760,512 SHARES OF COMMON STOCK, $.10 PAR VALUE, OUTSTANDING AS OF APRIL 30, 1999.

                                IVAX CORPORATION

                                     INDEX

PART I - FINANCIAL INFORMATION                                                                          PAGE NO.
                                                                                                        --------

     Item 1 - Financial Statements

              Condensed Consolidated Balance Sheets as of March 31, 1999
              and December 31, 1998                                                                       2

              Condensed Consolidated Statements of Operations
              for the three months ended March 31, 1999 and 1998                                          3

              Condensed Consolidated Statements of Cash Flows
              for the three months ended March 31, 1999 and 1998                                          4

              Notes to Condensed Consolidated Financial Statements                                        5

     Item 2 - Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                                       9

     Item 3 - Quantitative and Qualitative Disclosures About Market Risk                                 16


PART II - OTHER INFORMATION

     Item 6 - Exhibits and Reports on Form 8-K                                                           17


PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                       IVAX CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                     (In thousands, except per share data)



                                                                                  MARCH 31,       DECEMBER 31,
                                                                                    1999              1998
                                                                                -------------    -------------
                                 ASSETS

Current assets:
    Cash and cash equivalents                                                   $     149,382    $     208,593
    Accounts receivable, net                                                          101,598          109,732
    Inventories                                                                       130,747          135,324
    Other current assets                                                               22,077           33,143
                                                                                -------------    -------------
        Total current assets                                                          403,804          486,792

Property, plant and equipment, net                                                    203,250          210,228
Intangible assets, net                                                                 53,518           56,150
Other assets                                                                           23,858           24,845
                                                                                -------------    -------------
        Total assets                                                            $     684,430    $     778,015
                                                                                =============    =============

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Loans payable                                                               $       1,064    $       1,229
    Current portion of long-term debt                                                     754              890
    Accounts payable                                                                   45,619           48,614
    Accrued income taxes payable                                                        6,023            5,082
    Accrued expenses and other current liabilities                                    146,783          161,466
                                                                                -------------    -------------
        Total current liabilities                                                     200,243          217,281

Long-term debt, net of current portion                                                 76,193           77,776

Other long-term liabilities                                                             9,238           12,617

Minority interest                                                                      12,989           17,133

Shareholders' equity:
    Common stock, $.10 par value, authorized 250,000 shares,
        issued and outstanding 110,326 shares (114,835 in 1998)                        11,033           11,484
    Capital in excess of par value                                                    393,971          453,293
    Retained earnings (Accumulated deficit)                                             9,340             (700)
    Accumulated other comprehensive loss                                              (28,577)         (10,869)
                                                                                --------------   --------------
        Total shareholders' equity                                                    385,767          453,208
                                                                                -------------    -------------
        Total liabilities and shareholders' equity                              $     684,430    $     778,015
                                                                                =============    =============

 The Accompanying Notes to Condensed Consolidated Financial Statements are an
                    integral part of these balance sheets.

                       IVAX CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


THREE MONTHS ENDED MARCH 31,
(In thousands, except per share data)                                               1999              1998
                                                                                -------------    -------------
NET REVENUES                                                                    $     148,428    $     146,277

COST OF SALES                                                                          85,838           96,426
                                                                                -------------    -------------
     Gross profit                                                                      62,590           49,851
                                                                                -------------    -------------

OPERATING EXPENSES:
     Selling                                                                           17,432           20,522
     General and administrative                                                        21,588           18,852
     Research and development                                                          11,344           13,749
     Amortization of intangible assets                                                    609              685
     Restructuring costs                                                                   --              696
                                                                                -------------    -------------
     Total operating expenses                                                          50,973           54,504
                                                                                -------------    -------------
     Income (loss) from operations                                                     11,617           (4,653)

OTHER INCOME (EXPENSE):
     Interest income                                                                    2,455            2,298
     Interest expense                                                                  (1,367)          (1,747)
     Other income, net                                                                  2,121            3,752
                                                                                -------------    -------------
     Total other income, net                                                            3,209            4,303
                                                                                -------------    -------------

     Income (loss) from continuing operations
         before income taxes and minority interest                                     14,826             (350)

PROVISION FOR INCOME TAXES                                                              4,091            2,630
                                                                                -------------    -------------

     Income (loss) from continuing operations
         before minority interest                                                      10,735           (2,980)

MINORITY INTEREST                                                                      (1,018)            (681)
                                                                                --------------   -------------
     Income (loss) from continuing operations                                           9,717           (3,661)

INCOME FROM DISCONTINUED OPERATIONS                                                       290                -
                                                                               ---------------   -------------

     Income (loss) before extraordinary item and
      cumulative effect of a change in accounting principle                            10,007           (3,661)

EXTRAORDINARY ITEM - Gain on
     extinguishment of debt, net of taxes                                                  33                -

CUMULATIVE EFFECT OF A CHANGE IN
     ACCOUNTING PRINCIPLE, net of taxes                                                     -           (3,048)
                                                                                -------------    --------------


NET INCOME (LOSS)                                                               $      10,040    $      (6,709)
                                                                                =============    =============

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE:
     Continuing operations                                                      $        0.09    $       (0.03)
     Cumulative effect of a change in accounting principle                                  -            (0.03)
                                                                                -------------    --------------
     Net earnings (loss)                                                        $        0.09    $       (0.06)
                                                                                =============    =============

WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING:
     Basic                                                                            112,581          120,979
                                                                                =============    =============
     Diluted                                                                          114,166          120,979
                                                                                =============    =============


  The Accompanying Notes to Condensed Consolidated Financial Statements are an
                      integral part of these statements.

                       IVAX CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


THREE MONTHS ENDED MARCH 31,                                                        1999              1998
                                                                                -------------    -------------
(In thousands)
Cash flows from operating activities:
   Net Income (loss)                                                            $      10,040    $      (6,709)
    Adjustments to reconcile net income (loss) to net cash
     provided by (used for) operating activities:
       Restructuring costs                                                                  -              696
       Depreciation and amortization                                                    6,282            7,511
       Deferred tax provision                                                             104              482
       Provision for allowances for doubtful accounts                                     863            1,266
       Gains on extinguishment of debt                                                    (51)               -
       Cumulative effect of a change in accounting principle                                -            3,048
       Minority interest                                                                1,018              681
       Net (gains) losses on disposal of assets                                           (70)           1,754
       Equity in earnings of affiliates                                                  (300)            (406)
       Income from discontinued operations                                               (290)               -
       Changes in assets and liabilities:
          Decrease in accounts receivable                                               3,025            1,816
          (Increase) decrease in inventories                                             (667)           1,292
          Decrease (increase) in other current assets                                   9,812             (433)
          Increase in other assets                                                       (166)          (1,029)
          Decrease in accounts payable, accrued expenses
              and other current liabilities                                           (14,111)         (20,795)
          (Decrease) increase in other long-term liabilities                           (1,369)           1,045
       Other, net                                                                      (1,204)               6
       Net cash used for operating activities
          of discontinued operations                                                        -           (1,047)
                                                                                -------------    -------------
           Net cash provided by (used for) operating activities                        12,916          (10,822)
                                                                                -------------    -------------

Cash flows from investing activities:
    Proceeds from divestitures                                                            290            3,885
    Capital expenditures                                                               (7,736)          (4,543)
    Proceeds from sale of assets                                                          400            1,802
    Acquisitions of patents, trademarks, licenses
       and other intangibles                                                             (175)          (6,431)
    Acquisition of businesses and other                                                (1,174)               -
    Net investing activities of discontinued operations                                     -              (42)
                                                                                -------------    -------------
           Net cash used for investing activities                                      (8,395)          (5,329)
                                                                                --------------   -------------

Cash flows from financing activities:
    Borrowings on long-term debt and loans payable                                      1,453              416
    Payments on long-term debt and loans payable                                       (2,956)          (7,928)
    Issuance of common stock                                                                3                4
    Repurchases of common stock                                                       (59,775)         (14,509)
    Net financing activities of discontinued operations                                     -               11
                                                                                -------------    -------------
           Net cash used for financing activities                                     (61,275)         (22,006)
                                                                                --------------   -------------
Effect of exchange rate changes on cash                                                (2,457)             486
                                                                                --------------   -------------
Net decrease in cash and cash equivalents                                             (59,211)         (37,671)

Cash and cash equivalents at the beginning of the year                                208,593          199,235
                                                                                -------------    -------------
Cash and cash equivalents at the end of the period                              $     149,382    $     161,564
                                                                                =============    =============

Supplemental disclosures:
    Interest paid                                                               $          75    $         233
                                                                                =============    =============
    Income tax payments, net                                                    $       2,481    $       1,581
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

                       IVAX CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                     (In thousands, except per share data)

(1) GENERAL:

         In management's opinion, the accompanying unaudited condensed consolidated financial statements of IVAX Corporation and subsidiaries ("IVAX") contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of IVAX as of March 31, 1999, and the results of its operations for the three months ended March 31, 1999 and 1998. The results of operations and cash flows for the three months ended March 31, 1999 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 1999.

         The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements included in IVAX's Annual Report on Form 10-K for the year ended December 31, 1998.

         The accounting policies followed for interim financial reporting are the same as those disclosed in Note 2 of the notes to consolidated financial statements included in IVAX's Annual Report on Form 10-K for the year ended December 31, 1998.

         Certain amounts presented in the condensed consolidated financial statements for prior periods have been reclassified to conform to the current period's presentation.

(2) EARNINGS (LOSS) PER SHARE:

         Basic earnings (loss) per share is computed by dividing net income
(loss) by the weighted average number of common shares outstanding for the period. In the computation of diluted earnings (loss) per share, the weighted average number of common shares outstanding is adjusted for the effect of all dilutive potential common stock using the treasury stock method.

A reconciliation of the denominator of the basic and diluted earnings per share computation for income from continuing operations is as follows (in thousands):



PERIOD ENDED MARCH 31,                                                 1999                      1998
                                                                  --------------             -------------
Basic weighted average number of shares outstanding                      112,581                   120,979
Effect of dilutive securities - stock options                              1,585                         -
                                                                  --------------             -------------
Diluted weighted average number of shares outstanding                    114,166                   120,979
                                                                  ==============             =============
Not included in the calculation of diluted earnings per
 share because their impact is antidilutive:
      Stock options                                                        2,876                     9,165
      Convertible debentures                                               2,323                     2,867


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

         The components of the restructuring costs, spending and other activity, as well as the remaining reserve balances at March 31, 1999, which are included in "Accrued expenses and other current liabilities" in the accompanying condensed consolidated balance sheets, are as follows:


                                               EMPLOYEE
                                             TERMINATION         PLANT
                                               BENEFITS         CLOSURES           TOTAL
                                             ------------      ----------       -----------
   Balance at December 31, 1998              $    5,774        $    8,260       $    14,034
   Cash payments during 1999                     (1,654)           (1,442)           (3,096)
   Non-cash activity                                128              (359)             (231)
                                             ----------        ----------       -----------
   Balance at March 31, 1999                 $    4,248        $    6,459       $    10,707
                                             ==========        ==========       ===========


(4) DIVESTITURES:

         During February 1998, IVAX sold its vacuum pump fluids business, the only remaining segment of IVAX's specialty chemicals business, for $3,885 in cash. IVAX retained certain real estate assets of the specialty chemicals business, which are held for sale, and related environmental liabilities. IVAX completed the divestitures of its businesses classified as discontinued operations during 1998.

(5) DISCONTINUED OPERATIONS:

         During 1997, IVAX's Board of Directors determined to divest its intravenous products, personal care products and specialty chemicals businesses. As a result, IVAX classified these businesses as discontinued operations, and has included their results of operations in "Income from discontinued operations" in the accompanying condensed consolidated statements of operations. Results of these operations were as follows:



     THREE MONTHS ENDED MARCH 31,                             1999              1998
                                                          -------------    -------------
     PERSONAL CARE PRODUCTS
         Net revenues                                      $          -     $     18,594
                                                           ============     ============

     DIVESTITURES (1)
         Pre-tax gain on divestitures                      $        290     $          -
         Income tax provision                                         -                -
                                                           ------------     ------------
         Net gain on divestitures                                   290                -
                                                           ------------     ------------

     Total income from discontinued operations             $        290     $          -
                                                           ============     ============


(1) Represents principle and interest on the note receivable from the 1998 sale of one of the personal care products subsidiaries.

(6) DEBT:

         From January 1, 1999 through March 31, 1999, IVAX repurchased a total of $1,305 face value of its 6 1/2% Convertible Subordinated Notes due November 2001. An extraordinary gain, net of taxes, of $33 was recorded relating to the repurchase.

(7) INCOME TAXES:

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

         The provision for income taxes from continuing operations consists of the following:


     THREE MONTHS ENDED MARCH 31,                   1999              1998
                                                -------------    -------------
     Current:
         United States                          $         976    $           -
         Foreign, including Puerto Rico
           and U.S. Virgin Islands                      3,011            2,148
     Deferred                                             104              482
                                                -------------    -------------
     Provision for income taxes                 $       4,091    $       2,630
                                                =============    =============


         At March 31, 1999, IVAX has established $95,058 in valuation allowances, primarily against its domestic deferred tax assets generated from losses incurred by its domestic operations. As a result, the domestic deferred tax asset is fully reserved as of March 31, 1999. Management expects that IVAX will recognize additional valuation allowances related to any future deferred tax assets generated from its domestic operations until such time as sustainable domestic taxable income is achieved.

         As of March 31, 1999, a foreign net deferred tax asset aggregating $15,544 is included in "Other current assets", "Other assets", "Accrued expenses and other current liabilities" and "Other long-term liabilities" in the accompanying condensed consolidated balance sheet. Realization of the foreign net deferred tax asset is dependent upon generating sufficient future foreign taxable income. Although realization is not assured, management believes it is more likely than not that the foreign net deferred tax asset will be realized.

(8) SHAREHOLDERS' EQUITY:

         On February 26, 1999, IVAX's Board of Directors approved an increase to 8,000 shares of IVAX common stock that may be issued under the 1997 Employee Stock Option Plan.

         From January 1, 1999 through March 31, 1999, IVAX repurchased 4,854 shares of common stock at a total cost, including commissions, of $62,867.

(9) COMPREHENSIVE INCOME:

         In the first quarter of 1998, IVAX adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME, which establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income is the total of net income and all other non-owner changes in equity. The components of IVAX's comprehensive income (loss) are as follows:


     THREE MONTHS ENDED MARCH 31,                                                   1999              1998
                                                                                -------------    -------------
     Net income (loss)                                                          $      10,040    $      (6,709)
     Unrealized gains (losses) on marketable securities, net of taxes                     (42)              35
     Foreign currency translation adjustments                                         (17,666)           4,011
                                                                                --------------   -------------
     Comprehensive loss                                                         $      (7,668)   $      (2,663)
                                                                                ==============   ==============


(10) BUSINESS SEGMENT INFORMATION:

         Other revenues included in "Net revenues" in the accompanying condensed consolidated statement of operations consist of license fees and royalties totaling $11,759 and $7,739 for the three months ended March 31, 1999 and 1998, respectively. Included in other revenues is $6,000 and $3,000 from the settlement of patent litigation with Abbott Laboratories for the first quarter of 1999 and 1998, respectively. See Note 14, Commitments and contingencies in IVAX's Annual Report on Form 10-K for the year ended December 31, 1998.

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

         SOP 98-5, REPORTING ON THE COST OF START-UP ACTIVITIES, requires that costs of start-up activities, as well as organizational costs, be expensed as incurred. The initial application has been reported as a cumulative effect of a change in accounting principle effective January 1, 1998, reflecting a write-off of start-up costs of $3,048, which had been previously capitalized. Operating results for the three months ended March 31, 1998 were restated for the retroactive effect of the adoption in the third quarter of 1998.

(12) SUBSEQUENT EVENTS:

         On April 13, 1999, IVAX's Board of Directors approved an increase in the share repurchase program authorizing IVAX to repurchase up to a total of 17,500 shares of IVAX common stock. From April 1, 1999 through April 30, 1999, IVAX repurchased 1,705 shares of IVAX common stock at a total cost, including commissions, of $22,235. Cumulatively, IVAX has repurchased 13,639 shares of IVAX common stock at a total cost of $151,033 under the share repurchase program.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the consolidated financial statements, the related notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations included in IVAX's Annual Report on Form 10-K for the year ended December 31, 1998 and the condensed consolidated financial statements and the related notes to condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q. Except for historical information contained herein, the matters discussed below are forward looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting IVAX's operations, markets, products and prices, and other factors discussed elsewhere in this report and the documents filed by IVAX with the Securities and Exchange Commission ("SEC"). These factors may cause IVAX's results to differ materially from the forward looking statements made in this report or otherwise made by or on behalf of IVAX.

Certain prior period amounts presented herein have been reclassified to conform to the current period's presentation.

                             RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998

         IVAX reported net income of $10.0 million for the three months ended March 31, 1999, compared to a net loss of $6.7 million for the three months ended March 31, 1998. Income from continuing operations was $9.7 million for the three months ended March 31, 1999, compared to a loss from continuing operations of $3.7 million for the same period of the prior year. Income from discontinued operations was $.3 million for the three months ended March 31, 1999, compared to break-even results for the same period of the prior year. Results for the quarter ended March 31, 1998 included a $3.0 million charge resulting from the write-off of start-up costs previously capitalized, reflected as a cumulative effect of a change in accounting principle.

         Net income per common share was $.09 for the three months ended March 31, 1999, compared to a net loss of $.06 for the same period of the prior year. Income per common share from continuing operations was $.09 for the three months ended March 31, 1999, compared to a loss of $.03 for the same period of the prior year. The cumulative effect of a change in accounting principle resulted in a $.03 loss per common share in 1998.

         NET REVENUES AND GROSS PROFIT

         Net revenues for the three months ended March 31, 1999 totaled $148.4 million, an increase of $2.1 million, or 1%, from the $146.3 million reported in the same period of the prior year. Net revenues from IVAX's domestic operations decreased by $.2 million while revenues from IVAX's international operations increased by $2.3 million.

         Domestic net revenues totaled $70.6 million for the three months ended March 31, 1999, compared to $70.8 million for the same period of 1998. The $.2 million, or .3%, decrease in domestic net revenues was primarily attributable to lower prices of certain generic pharmaceutical products and the discontinuance of certain unprofitable products, offset by higher sales volumes and lower sales returns and allowances. In addition, IVAX received $6.0 million and $3.0 million in the first quarter of 1999 and 1998, respectively, from the settlement of litigation with Abbott Laboratories ("Abbott") concerning the marketing of terazosin hydrochloride, the generic equivalent of Abbott's Hytrin(R). Under the settlement, IVAX expects to receive $6 million quarterly until the earlier of February 2000 or the market introduction of a generic version of terazosin hydrochloride.

         During the first three months of 1999 and 1998, IVAX's United States generic pharmaceutical operations recorded provisions for sales returns and allowances which reduced gross sales by $22.6 million and $32.4 million, respectively. At March 31, 1999 and December 31, 1998, reserves for sales returns and allowances totaled $105.6 million and $111.2 million, respectively, and are included in accounts receivable, net and accrued expenses and other current liabilities in the condensed consolidated balance sheets.

         IVAX's international operations generated net revenues of $77.8 million for the three months ended March 31, 1999, compared to $75.5 million for the same period of the prior year. The $2.3 million, or 3%, increase in international net revenues was primarily due to increased net sales throughout Europe and the Middle East primarily from IVAX's Czech Republic subsidiary.

         Gross profit for the three months ended March 31, 1999 increased $12.7 million, or 26%, from the same period of the prior year. Gross profit was $62.6 million (42.2% of net revenues) for the three months ended March 31, 1999, compared to $49.9 million (34.1% of net revenues) for the three months ended March 31, 1998. The increase in gross profit percentage is primarily due to favorable product mix, lower sales returns and allowances, lower cost of sales due to reduced raw material costs, and increased revenues attributable to the Abbott settlement at IVAX's United States generic pharmaceutical operations.

         OPERATING EXPENSES

         Selling expenses totaled $17.4 million (11.7% of net revenues) for the three months ended March 31, 1999, compared to $20.5 million (14.0% of net revenues) for the three months ended March 31, 1998, a decrease of $3.1 million. The decrease was primarily attributable to reduced sales force and promotional costs at IVAX's international operations.

         General and administrative expenses totaled $21.6 million (14.5% of net revenues) for the three months ended March 31, 1999, compared to $18.9 million (12.9% of net revenues) for the three months ended March 31, 1998, an increase of $2.7 million. The increase is primarily attributable to higher legal costs at IVAX's corporate headquarters and personnel expenses at IVAX's Hong Kong operations.

         Research and development expenses for the three months ended March 31, 1999 decreased 17.5%, compared to the three months ended March 31, 1998, to a total of $11.3 million (7.6% of net revenues). The future level of research and development expenditures will depend on, among other things, the outcome of clinical testing of products under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity.

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

         OTHER INCOME (EXPENSE)

         Interest income increased $.2 million and interest expense decreased $.4 million for the three months ended March 31, 1999, as compared to the three months ended March 31, 1998. Other income, net decreased $1.5 million for the three months ended March 31, 1999, as compared to the three months ended March 31, 1998.

          DISCONTINUED OPERATIONS

          Income from discontinued operations for the three months ended March 31, 1999 represents collection of principle and interest on a note receivable from the 1998 sale of one of the personal care products subsidiaries. Results of operations for the three months ended March 31, 1998 includes the personal care products business and the vacuum pump fluids segment of the specialty chemicals business through its sale in February 1998. The personal care products business had break-even operations for the first quarter of 1998, while losses incurred on the sale and operations of the vacuum pump fluids business were charged against previously established reserves. During February 1998, IVAX sold its vacuum pump fluids business, the only remaining segment of IVAX's specialty chemicals business. See Note 5, Divestitures, in IVAX's Annual Report on Form 10-K for the year ended December 31, 1998 and Note 4, Divestitures, in the notes to condensed consolidated financial statements for further discussion.

                             CURRENCY FLUCTUATIONS

         For the three months ended March 31, 1999 and 1998, approximately 52% of IVAX's net revenues were attributable to operations which principally generated revenues in currencies other than the United States dollar. Fluctuations in the value of foreign currencies relative to the United States dollar affect the reported results of operations for IVAX. If the United States dollar weakens relative to the foreign currency, the earnings generated in the foreign currency will, in effect, increase when converted into United States dollars and vice versa. As a result of exchange rate differences, net revenues increased by approximately $.3 million for the three months ended March 31, 1999, as compared to the same period of the prior year.

                                  INCOME TAXES

         IVAX recognized a $4.1 million tax provision for the three months ended March 31, 1999, of which $3.1 million related to foreign operations. The $1.0 million tax provision recognized by domestic operations was favorably impacted by $.9 million utilization of net operating loss carryforwards, which had been previously reserved. The domestic net deferred tax asset is fully reserved as of March 31, 1999. Management expects that IVAX will recognize additional valuation allowances related to any future deferred tax assets generated from its domestic operations until such time as sustainable domestic taxable income is achieved.

         As of March 31, 1999, IVAX had a foreign net deferred tax asset aggregating $15.5 million. Realization of the foreign net deferred tax asset is dependent upon generating sufficient future foreign taxable income. Although realization is not assured, management believes it is more likely than not that the foreign net deferred tax asset will be realized. Management's estimates of future taxable income are subject to revision due to, among other things, regulatory and competitive factors affecting the pharmaceutical industry. Such factors are further discussed in management's discussion and analysis of financial condition and results of operations included in IVAX's Annual Report on Form 10-K for the year ended December 31, 1998.

                                YEAR 2000 UPDATE

         IVAX believes that its global Year 2000 project is proceeding on schedule. The project is addressing the issue of certain computer programs and embedded chips being unable to distinguish between the years 1900 and 2000. The project addresses risks related to information technology ("IT") systems, such as computer equipment and software, as well as non-IT systems, such as communication systems, alarm and security systems, manufacturing and distribution equipment and control systems, and laboratory testing and environmental control equipment and systems.

STATUS

         IVAX initiated its Year 2000 project in 1997 and engaged an independent consulting company to assist in coordinating its Year 2000 project. The initial inventory, assessment and prioritization and planning phases were completed by January 1998 and remediation and testing phases for both IT and non-IT systems are well underway. Utilizing internal and external resources to complete the remediation and testing of internal systems, IVAX anticipates that such efforts will be completed by mid-1999. IVAX has determined that a portion of its operating systems and equipment require modification or replacement to ensure that they will be Year 2000 compliant and has accelerated the implementation of new IT systems at two subsidiaries due to the Year 2000 issue. Implementation of the new IT systems is expected to mediate the majority of the internal Year 2000 IT issues at these subsidiaries. None of IVAX's other IT projects have been materially delayed or impacted due to the implementation of the Year 2000 Project.

         IVAX has commenced efforts to determine the extent to which it may be impacted by Year 2000 issues of third parties, including suppliers, customers, service providers and certain agencies and regulatory organizations. Contact with major third parties has been initiated and follow-up activities are planned where responses have not been received or risks have been identified. IVAX estimates that the process of identifying and evaluating third-party risks is 50% complete.

COSTS

         The estimated total cost of the Year 2000 project, excluding the direct costs of internal employees working on the project, is $14.0 million. As of March 31, 1999, IVAX had incurred costs of approximately $7.7 million related to this project, including the cost to implement the new IT systems. The internal direct costs associated with IVAX employees working on the Year 2000 project cannot be quantified. The project is being funded by cash on hand and from internally generated funds, which IVAX expects to be adequate to complete the project.

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

         In the first quarter of 1999, IVAX started the process of identifying the most reasonably likely worst-case scenario associated with each of its mission-critical processes, and developing a contingency plan for dealing with each such scenario. IVAX currently plans to complete the identification of such processes and scenarios, develop preliminary contingency plans by June 30, 1999, and then review and test the preliminary plans throughout the remainder of 1999. IVAX anticipates that any necessary contingency plans will be finalized by December 31, 1999. Such plans, however, will not guarantee that no material adverse effects will occur.

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

                        LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1999, IVAX's working capital was $203.6 million, compared to $269.5 million at December 31, 1998. Cash and cash equivalents totaled $149.4 million at March 31, 1999, as compared to $208.6 million at December 31, 1998 and $161.6 million at March 31, 1998.

         Net cash of $12.9 million was provided by operating activities during the first quarter of 1999, compared to $10.8 million used for operating activities during the first quarter of 1998. The increase in cash provided by operating activities, as compared to the first quarter of 1998, was primarily the result of improved operating earnings, collection of royalty and milestone payments related to sales of Elmiron and reductions in accounts payable payments.

         Net cash of $8.4 million was used for investing activities during the first quarter of 1999, as compared to $5.3 million during the same period of the prior year. During February 1998, IVAX sold its vacuum pump fluids business, the only remaining segment of its specialty chemicals business. See
Note 4, Divestitures, in the notes to condensed consolidated financial statements. On March 20, 1998, IVAX paid $6.1 million to NaPro BioTherapeutics, Inc. ("NaPro") as partial consideration for a license to NaPro's pending patents for a paclitaxel formulation in the United States, Europe and certain other world markets. In connection with the license, IVAX and NaPro terminated their paclitaxel development and marketing agreement.

         Net cash of $61.3 million was used for financing activities during the first quarter of 1999, compared to $22.0 million during the same period of the prior year, primarily reflecting increased repurchases of common stock during the first quarter of 1999 compared to 1998. On April 13, 1999, IVAX's Board of Directors approved an increase in the share repurchase program authorizing IVAX to repurchase up to a total of 17.5 million shares of IVAX common stock. See
Note 8, Shareholders' Equity, in the notes to condensed consolidated financial statements. As of March 31, 1999, approximately 5.6 million shares, including those authorized on April 13, remained available for repurchase under the program. In the first quarter of 1998, IVAX retired $6.7 million of industrial revenue bonds that were due in 2008.

         IVAX plans to spend substantial amounts of capital in 1999 to continue the research and development of pharmaceutical products. Although research and development expenditures are expected to be between $55 million and $65 million during 1999, actual expenditures will depend on, among other things, the outcome of clinical testing of products under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity. In addition, IVAX plans to spend between $45 million and $50 million in 1999 to improve and expand its pharmaceutical and other related facilities.

         IVAX's principal sources of short term liquidity are existing cash and internally generated funds, which IVAX believes will be sufficient to meet its operating needs and anticipated capital expenditures over the short term. For the long term, IVAX intends to utilize internally generated funds, which are anticipated to be derived primarily from the sale of existing pharmaceutical products and pharmaceutical products currently under development. There can be no assurance that IVAX will successfully complete the development of products under development, that IVAX will be able to obtain regulatory approval for any such product, or that any approved product may be produced in commercial quantities, at reasonable costs, and be successfully marketed. In addition, the 6 1/2% Notes are scheduled to mature in November 2001. To the extent that capital requirements exceed available capital or that IVAX is required to refinance the 6 1/2% Notes, IVAX will need to seek alternative sources of financing to fund its operations. IVAX has no existing credit facility and no assurance can be given that alternative financing will be available, if at all, in a timely manner, on favorable terms. If IVAX is unable to obtain satisfactory alternative financing, IVAX may be required to delay or reduce its proposed expenditures, including expenditures for research and development, or sell additional assets in order to meet its future obligations.

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

EURO

         On January 1, 1999, certain member countries of the European Union established a new common currency, the euro. Also on January 1, 1999, the participating countries fixed the rate of exchange between their existing legacy currencies and the euro. The new euro currency will eventually replace the legacy currencies currently in use in each of the participating countries. Euro bills and coins will not be issued until January 1, 2002.

         Companies operating within the participating countries may, at their discretion, choose to operate in either legacy currencies or the euro until January 1, 2002. IVAX expects its affected subsidiaries to continue to operate in their respective legacy currencies for at least two years. IVAX can, however, accommodate transactions for customers and suppliers operating in either legacy currency or euros.

         IVAX believes that the creation of the euro will not significantly change its market risk with respect to foreign exchange. Having a common European currency may result in certain changes to competitive practices, product pricing and marketing strategies. Although we are unable to quantify these effects, if any, management at this time does not believe the creation of the euro will have a material effect on IVAX.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         IVAX does not believe that it has material exposure to market rate risk. IVAX's only material debt obligation relates to the 6 1/2% Notes, which bear a fixed rate of interest. As noted above, IVAX may, however, require additional financing to fund future obligations and no assurance can be given that the terms of future sources of financing will not expose IVAX to material market rate risk. IVAX does from time to time manage exposures that arise in the normal course of business related to fluctuations in foreign currency rates by entering into foreign exchange contracts. IVAX enters into these contracts with counterparties that it believes to be creditworthy and does not enter into any leveraged derivative transactions. IVAX does not believe that it has material market rate risk associated with its foreign exchange forward contracts due to the short term nature of the contracts and the notional amounts outstanding. Information about IVAX's market sensitive instruments constitutes a "forward-looking statement".

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS

        27        Financial Data Schedule                      Filed herewith.
        27.1      Restated Financial Data Schedule             Filed herewith.
        27.2      Restated Financial Data Schedule             Filed herewith.
        27.3      Restated Financial Data Schedule             Filed herewith.


(b)     REPORTS ON FORM 8-K

                No reports on Form 8-K were filed by the registrant during the three months ended March 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          IVAX CORPORATION



Date:  March 14, 1999                     By: /s/ Thomas E. Beier
                                             ----------------------------------
                                                  Thomas E. Beier
                                                  Senior Vice President-Finance
                                                  Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
-------

27        Financial Data Schedule

27.1      Restated Financial Data Schedule

27.2      Restated Financial Data Schedule

27.3      Restated Financial Data Schedule