Form 10-Q
period 1999-06-30
IVAX CORP /DE
filed 1999-08-13
CIK 772197

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999


                         Commission File Number 1-09623


                                IVAX CORPORATION

            FLORIDA                                  16-1003559
-------------------------------                  -------------------
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

                106,514,027 SHARES OF COMMON STOCK, $.10 PAR VALUE, OUTSTANDING AS OF JULY 31, 1999.

                                IVAX CORPORATION

                                      INDEX

                                                                                 PAGE NO.
                                                                                 --------
PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

              Condensed Consolidated Balance Sheets as of June 30, 1999
              and December 31, 1998                                                 2

              Condensed Consolidated Statements of Operations
              for the three months and six months ended June 30, 1999 and 1998      3

              Condensed Consolidated Statements of Cash Flows
              for the six months ended June 30, 1999 and 1998                       4

              Notes to Condensed Consolidated Financial Statements                  5

     Item 2 - Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                11

     Item 3 - Quantitative and Qualitative Disclosures About Market Risk           19


PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings                                                    20

     Item 4 - Submission of Matters to a Vote of Security Holders                  20

     Item 6 - Exhibits and Reports on Form 8-K                                     21




PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                        IVAX CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                        June 30,
                                                                          1999        December 31,
                                                                       (unaudited)        1998
                                                                       -----------    -----------
                                 ASSETS

Current assets:
    Cash and cash equivalents                                           $ 107,557      $ 208,593
    Accounts receivable, net of allowances for doubtful accounts of
           $21,684 in 1999 and $22,834 in 1998                             95,262        109,732
    Inventories                                                           126,577        135,324
    Other current assets                                                   24,972         33,143
                                                                        ---------      ---------
        Total current assets                                              354,368        486,792

Property, plant and equipment, net                                        202,752        210,228
Intangible assets, net                                                     51,786         56,150
Other assets                                                               28,359         24,845
                                                                        ---------      ---------
        Total assets                                                    $ 637,265      $ 778,015
                                                                        =========      =========

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

    Loans payable                                                       $     838      $   1,229
    Current portion of long-term debt                                         722            890
    Accounts payable                                                       35,774         48,614
    Accrued income taxes payable                                            6,369          5,082
    Accrued expenses and other current liabilities                        149,107        161,466
                                                                        ---------      ---------
        Total current liabilities                                         192,810        217,281

Long-term debt, net of current portion                                     71,079         77,776
Other long-term liabilities                                                10,348         12,617
Minority interest                                                           9,356         17,133
Put options                                                                20,188             --

Shareholders' equity:

    Common stock, $.10 par value, authorized 250,000 shares,
        issued and outstanding 107,050 shares (114,835 in 1998)            10,705         11,484
    Capital in excess of par value                                        331,287        453,293
    Retained earnings (Accumulated deficit)                                24,465           (700)
    Accumulated other comprehensive loss                                  (32,973)       (10,869)
                                                                        ---------      ---------
        Total shareholders' equity                                        333,484        453,208
                                                                        ---------      ---------
        Total liabilities and shareholders' equity                      $ 637,265      $ 778,015
                                                                        =========      =========



    The accompanying Notes to Condensed Consolidated Financial Statements are
                    an integral part of these balance sheets.

                        IVAX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


PERIOD ENDED JUNE 30,                                               THREE MONTHS                 SIX MONTHS
(In thousands, except per share data)                          1999          1998            1999           1998
                                                            ---------      ---------      ---------      ---------
NET REVENUES                                                $ 155,529      $ 154,617      $ 303,957      $ 300,894
COST OF SALES                                                  86,662         94,465        172,500        190,891
                                                            ---------      ---------      ---------      ---------
    Gross profit                                               68,867         60,152        131,457        110,003
                                                            ---------      ---------      ---------      ---------
OPERATING EXPENSES:
    Selling                                                    18,839         19,108         36,271         39,630
    General and administrative                                 20,888         22,053         42,476         40,905
    Research and development                                   13,434         13,347         24,778         27,096
    Amortization of intangible assets                             540            889          1,149          1,574
    Restructuring costs                                            --             --             --            696
                                                            ---------      ---------      ---------      ---------
    Total operating expenses                                   53,701         55,397        104,674        109,901
                                                            ---------      ---------      ---------      ---------
    Income from operations                                     15,166          4,755         26,783            102

OTHER INCOME (EXPENSE):
    Interest income                                             1,712          2,687          4,167          4,985
    Interest expense                                           (1,320)        (1,792)        (2,687)        (3,539)
    Other income, net                                             444            523          2,565          4,275
                                                            ---------      ---------      ---------      ---------
    Total other income, net                                       836          1,418          4,045          5,721
                                                            ---------      ---------      ---------      ---------
    Income from continuing operations before
         income taxes and minority interest                    16,002          6,173         30,828          5,823
PROVISION FOR INCOME TAXES                                      2,394          2,397          6,485          5,027
                                                            ---------      ---------      ---------      ---------
    Income from continuing operations
         before minority interest                              13,608          3,776         24,343            796
MINORITY INTEREST                                                (488)          (199)        (1,506)          (880)
                                                            ---------      ---------      ---------      ---------
    Income (loss) from continuing operations                   13,120          3,577         22,837            (84)
INCOME FROM DISCONTINUED OPERATIONS                               290             --            580             --
                                                            ---------      ---------      ---------      ---------
    Income (loss) before extraordinary item and
    cumulative effect of change in accounting principle        13,410          3,577         23,417            (84)
EXTRAORDINARY ITEMS - gain on
     extinguishment of debt, net of taxes                          85             --            118             --
                                                            ---------      ---------      ---------      ---------
CUMULATIVE EFFECT OF A CHANGE IN
    ACCOUNTING PRINCIPLE, net of tax                               --             --             --         (3,048)
                                                            ---------      ---------      ---------      ---------
NET INCOME (LOSS)                                           $  13,495      $   3,577      $  23,535      $  (3,132)
                                                            =========      =========      =========      =========
BASIC AND DILUTED EARNINGS (LOSS)
    PER COMMON SHARE:
    Continuing operations                                   $     .12      $     .03      $     .20      $      --
    Discontinued Operations                                        --             --            .01             --
    Cumulative effect of a change in
      accounting principle                                         --             --             --          (0.03)
                                                            ---------      ---------      ---------      ---------
       Net earnings (loss)                                  $     .12      $     .03      $     .21      $   (0.03)
                                                            =========      =========      =========      =========
WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING:
    Basic                                                     108,554        119,863        110,556        120,418
                                                            =========      =========      =========      =========
    Diluted                                                   110,089        120,075        112,117        120,418
                                                            =========      =========      =========      =========



    The accompanying Notes to Condensed Consolidated Financial Statements are
                     an integral part of these statements.

                        IVAX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



SIX MONTHS ENDED JUNE 30,
(In thousands)                                                           1999           1998
                                                                      ---------      ---------
Cash flows from operating activities:
   Net income (loss)                                                  $  23,535      $  (3,132)
   Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
       Restructuring costs                                                   --            696
       Depreciation and amortization                                     12,942         15,675
       Deferred tax (benefit) provision                                  (3,024)           948
       Provision for allowances for doubtful accounts                     2,479          2,821
       Gain on extinguishment of debt                                      (182)            --
       Cumulative effect of a change in accounting principle                 --          3,048
       Minority interest                                                  1,506            880
       Net losses on disposal of assets                                     402          1,771
       Equity in earnings of affiliates                                      31             --
       Income from discontinued operations                                 (580)            --
       Changes in assets and liabilities:
          Decrease in accounts receivable                                 6,941          6,478
          Decrease in inventories                                         2,758          1,426
          Decrease (increase) in other current assets                     7,439        (11,766)
          Decrease in other assets                                          251          4,053
          Decrease in accounts payable, accrued expenses
              and other current liabilities                             (21,227)       (29,210)
          (Decrease) increase in other long-term liabilities             (1,913)         1,197
       Other, net                                                            --           (668)
       Net cash provided by discontinued operations                          --          6,719
                                                                      ---------      ---------
           Net cash provided by operating activities                     31,358            936
                                                                      ---------      ---------
Cash flows from investing activities:
    Proceeds from divestitures                                              580          3,885
    Capital expenditures                                                (16,555)       (17,540)
    Proceeds from sale of assets                                            737         15,406
    Acquisitions of patents, trademarks, licenses
       and other intangibles                                               (418)       (12,273)
Acquisitions of businesses and other                                     (4,780)            --
    Net investing activities of discontinued operations                      --           (202)
                                                                      ---------      ---------
           Net cash used for investing activities                       (20,436)       (10,724)
                                                                      ---------      ---------
Cash flows from financing activities:
    Borrowings on long-term debt and loans payable                        2,055            645
    Payments on long-term debt and loans payable                         (8,705)        (8,929)
    Issuance of common stock                                              6,044            293
    Repurchase of common stock                                         (108,640)       (14,509)
    Net financing activities of discontinued operations                      --             11
                                                                      ---------      ---------
           Net cash used for financing activities                      (109,246)       (22,489)
                                                                      ---------      ---------
Effect of exchange rate changes on cash                                  (2,712)            (4)
                                                                      ---------      ---------
Net decrease in cash and cash equivalents                              (101,036)       (32,281)
Cash and cash equivalents at the beginning of the year                  208,593        199,235
                                                                      ---------      ---------
Cash and cash equivalents at the end of the period                    $ 107,557      $ 166,954
                                                                      =========      =========
Supplemental disclosures:
    Interest payments                                                 $   2,555      $   3,352
                                                                      =========      =========
    Income tax payments                                               $   7,769      $   8,845
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

                        IVAX CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                      (In thousands, except per share data)


(1) GENERAL:

         The accompanying unaudited, condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information normally included in audited financial statements. However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations, financial position and cash flows have been made. The results of operations and cash flows for the six months ended June 30, 1999 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 1999. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements included in IVAX's Annual Report on Form 10-K for the year ended December 31, 1998.

         Certain amounts presented in the condensed consolidated financial statements for prior periods have been reclassified to conform to the current period's presentation.

(2) INVENTORIES:

         Inventories consisted of the following:

                                    June 30, 1999   December 31, 1998
                                    -------------   -----------------
               Raw materials          $ 49,426          $ 47,528
               Work in process          24,853            27,878
               Finished goods           52,298            59,918
                                      --------          --------
                                      $126,577          $135,324
                                      ========          ========


(3) EARNINGS (LOSS) PER SHARE:

         A reconciliation of the shares used in calculating basic and diluted earnings per share is as follows (in thousands):

               PERIOD ENDED JUNE 30,                                            THREE MONTHS                   SIX MONTHS
                                                                             1999           1998           1999           1998
                                                                           -------        -------        -------        -------
               Basic                                                       108,554        119,863        110,556        120,418
               Effect of dilutive securities - stock options                 1,535            212          1,561             --
                                                                           -------        -------        -------        -------
               Diluted                                                     110,089        120,075        112,117        120,418
                                                                           =======        =======        =======        =======
               Not included in the calculation of diluted earnings
                    per share because their impact is antidilutive:
                    Stock options                                            3,061          9,695          3,213          9,695
                    Convertible debentures                                   2,174          2,867          2,174          2,867
                    Put options written                                      1,500             --          1,500             --


(4) REVENUES:

         Net revenues are comprised of gross revenues less provisions for expected customer returns, inventory credits, discounts, promotional allowances, volume rebates, chargebacks and other allowances. These sales provisions totaled $58,614 and $70,428 for the six months ended June 30, 1999 and 1998, respectively, and $30,091 and $33,525 for the three months ended June 30, 1999 and 1998, respectively. The reserve balances related to these provisions and included in "Accounts receivable, net of allowances for doubtful accounts" and "Accrued expenses and other current liabilities" in the accompanying condensed consolidated balance sheets are $43,618 and $67,764, respectively, at June 30, 1999, and $44,997 and $73,343, respectively, at December 31, 1998.

(5) ACQUISITIONS:

         During the first six months of 1999, IVAX, through its Netherlands subsidiary IVAX International B.V., purchased additional shares of Galena, a.s., its majority-owned subsidiary in the Czech Republic. The total cost of the shares acquired through open market transactions and a tender offer (initiated May 19, 1999) during the first six months of 1999 was $4,734. The net book value underlying the shares purchased was $6,683 resulting in negative goodwill of $1,949 being recorded in the accompanying condensed consolidated balance sheet at June 30, 1999. Prior to these purchases, IVAX owned 74% of the outstanding shares of Galena, a.s. At June 30, 1999, IVAX owned 85% of the outstanding shares of Galena, a.s.

(6) RESTRUCTURING COSTS:

         The components of restructuring costs, spending and other activity, as well as the remaining reserve balances at June 30, 1999, which are included in "Accrued expenses and other current liabilities" in the accompanying condensed consolidated balance sheets, are as follows:

                                                   EMPLOYEE
                                                  TERMINATION       PLANT
                                                   BENEFITS        CLOSURES          TOTAL
                                                  -----------      --------        --------
               Balance at December 31, 1998        $ 5,774         $ 8,260         $ 14,034
               Cash payments during 1999            (2,434)         (2,000)          (4,434)
               Non-cash activity                       144            (416)            (272)
                                                   -------         -------         --------
               Balance at June 30, 1999            $ 3,484         $ 5,844         $  9,328
                                                   =======         =======         ========


(7) DISCONTINUED OPERATIONS:

         Results of discontinued operations included in the accompanying condensed consolidated statements of operations, were as follows:

               PERIOD ENDED JUNE 30,                                 THREE MONTHS                       SIX MONTHS
               (In thousands)                                    1999            1998              1999            1998
                                                             ----------        --------        ----------        -------
               PERSONAL CARE PRODUCTS
                    Net revenues                             $       --        $ 20,300        $       --        $38,900
                                                             ==========        ========        ==========        =======
               DIVESTITURES (1)

                    Pre-tax gain on divestitures             $      290        $     --        $      580        $    --
                    Income tax provision                             --              --                --             --
                                                             ----------        --------        ----------        -------
                    Net gain on divestitures                        290              --               580             --
                                                             ----------        --------        ----------        -------

               Total income from discontinued operations     $      290        $     --        $      580        $    --
                                                             ==========        ========        ==========        =======



  (1) Represents principal and interest on the note receivable from the 1998 sale of one of the personal care products subsidiaries.

(8) DEBT:

         During the first six months of 1999, IVAX repurchased a total of $6,030 face value of 6 1/2% Convertible Subordinated Notes that were scheduled to mature in November 2001. An extraordinary gain of $118, net of taxes of $64, was recorded in connection with this repurchase. The outstanding face value of Convertible Subordinated Notes was $69,036 and $75,066 at June 30, 1999 and December 31, 1998, respectively.

(9) INCOME TAXES:

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

         The provision for income taxes from continuing operations consists of the following:

               PERIOD ENDED JUNE 30,                            THREE MONTHS                   SIX MONTHS
               (In thousands)                               1999            1998          1999            1998
                                                          -------         ------        -------         ------
               Current:
                    United States                         $   863         $   --        $ 1,881         $   --
                    Foreign, including Puerto Rico
                      and U.S. Virgin Islands               4,659          1,931          7,628          4,079
               Deferred                                    (3,128)           466         (3,024)           948
                                                          -------         ------        -------         ------
               Provision for income taxes                 $ 2,394         $2,397        $ 6,485         $5,027
                                                          =======         ======        =======         ======


         IVAX recognized a $6,485 tax provision for the six months ended June 30, 1999, of which $10,164 relates to foreign operations and includes a valuation allowance of $4,056 recorded in the second quarter against the UK deferred tax asset due to continuing losses within the taxing jurisdiction. Offsetting the impact of the foreign provision was a net credit for domestic taxes of $3,680 resulting from the reversal, in the second quarter, of $5,500 of valuation allowances previously recorded against the domestic net deferred tax asset due to management's determination that the realizability of approximately $6,000 in domestic deferred tax assets was more likely than not. At June 30, 1999, the domestic net deferred tax asset includes a valuation allowance of $87,536 or 94% of the deferred tax asset balance. The decrease in the effective income tax rate for the three months ended June 30, 1999 compared to the same period of the prior year is primarily due to IVAX not recording the income tax benefit of domestic losses in 1998.

         As of June 30, 1999, a domestic net deferred tax asset of $6,022 and a foreign net deferred tax asset of $15,169 are included in "Other current assets", "Other assets" and "Other long-term liabilities" in the accompanying condensed consolidated balance sheet. Realization of the net domestic and foreign deferred tax assets is dependent upon generating sufficient future domestic and foreign taxable income. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized.

(10) SHAREHOLDERS' EQUITY:

         IVAX's Board of Directors approved increases of 5,000 and 1,500 shares on April 13, 1999 and June 17, 1999, respectively, in the share repurchase program authorizing IVAX to repurchase up to a total of 19,000 shares of IVAX common stock. From January 1, 1999 through June 30, 1999, IVAX repurchased 8,465 shares of common stock at a total cost, including commissions, of $110,692. Cumulatively through June 30, 1999, IVAX repurchased 15,546 shares of common stock at a total cost, including commissions, of $176,624.

         During the second quarter of 1999, IVAX issued 1,500 free-standing put options for IVAX common stock in connection with its Share Repurchase Program, as approved by the Board of Directors. These put options bear strike prices ranging from $13.44 to $13.50, will mature between March 2000 and June 2000, and generated premiums totaling $2,079 which were credited to Capital in excess of par value in the accompanying condensed consolidated balance sheet at June 30, 1999. In the event the put options are exercised, IVAX may elect to settle by one of three methods: physical settlement by payment in exchange for IVAX shares, net cash settlement or net share settlement. The maximum potential repurchase obligation of $20,188 for physical settlement has been reclassified from Capital in excess of par value into a temporary equity account - "Put options" in the accompanying condensed consolidated balance sheet at June 30, 1999. In the event the put options expire unexercised, the obligation associated with these instruments will be extinguished. At June 30, 1999, the market value of IVAX's common stock exceeded the strike prices of the put options.

         On February 26, 1999, IVAX's Board of Directors approved an increase to 8,000 shares of IVAX common stock that may be issued under the 1997 Employee Stock Option Plan.

         On June 17, 1999, the 1999 Employee Stock Purchase Plan was approved at the Annual Meeting of Shareholders. The Board of Directors also approved the purchase of common stock in the open market as needed, for the 1999 Employee Stock Purchase Plan.

         Effective June 29, 1999, the Board of Directors of IVAX Diagnostics, Inc. approved the IVAX Diagnostics, Inc. 1999 Stock Option Plan. The plan permits the issuance of options to employees, non-employee directors and consultants of IVAX Diagnostics to purchase up to 1,460 shares of the 14,600 authorized shares of IVAX Diagnostics, Inc. Under the plan, "Value per share" prior to an Initial Public Offering ("IPO") means net book value per share adjusted for any capital contributions by IVAX and assuming full dilution by options granted, and after an IPO, fair market value. Options cannot be exercised within the first four years of the plan unless an IPO has been consummated, except on termination of employment other than for cause. If employment terminates other than for cause after June 28, 2001 but before June 29, 2003, the options convert to the right to receive cash equal to the excess of Value per share over the exercise price per share. If an IPO has not been consummated by June 29, 2003, the options convert to the right to receive cash equal to the excess of Value per share over the exercise price per share. If, prior to the consummation of an IPO, there is a change in control, as defined in the plan, options granted become fully vested and exercisable prior to the change in control and, to the extent not exercised, terminate on consummation of the transaction. On June 29, 1999, non-qualified options for 796 shares of common stock were granted with an exercise price of $1 per share, a vesting schedule of 50% at the end of year 2 and 25% at the end of years 3 and 4 and an expiration date of June 28, 2006. Options granted under the plan will be recorded using variable accounting.

(11) COMPREHENSIVE INCOME:

         The components of IVAX's comprehensive income are as follows:

               PERIOD ENDED JUNE 30,                                THREE MONTHS                        SIX MONTHS
               (In thousands)                                    1999            1998             1999             1998
                                                               --------         -------         --------         -------
               Net income (loss)                               $ 13,495         $ 3,577         $ 23,535         $(3,132)
               Unrealized gains (losses) on marketable
                 securities, net of taxes                            67             (59)              25             (24)
               Foreign currency translation adjustments          (4,462)          1,230          (22,128)          5,240
                                                               --------         -------         --------         -------
               Comprehensive income                            $  9,100         $ 4,748         $  1,432         $ 2,084
                                                               ========         =======         ========         =======


(12) BUSINESS SEGMENT INFORMATION:

         Other revenues included in "Net revenues" in the accompanying condensed consolidated statements of operations consist of license fees and royalties totaling $23,709 and $20,082 for the six months ended June 30, 1999 and 1998, respectively. Settlement proceeds from patent litigation with Abbott Laboratories in the amount of $12 million and $6 million are included in other revenues during the first six months of 1999 and 1998, respectively. See Note 14, Commitments and Contingencies in IVAX's Annual Report on Form 10-K for the year ended December 31, 1998.

(13) LEGAL PROCEEDINGS:

         During the second quarter of 1999, IVAX received $3.2 million in settlement of a patent infringement lawsuit, which is included as a reduction of "General and administrative expenses" in the accompanying condensed consolidated statement of operations.

(14) RECENTLY ISSUED ACCOUNTING STANDARDS:

         IVAX is required to adopt SFAS No.133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133, amends the effective date of SFAS No. 133 to all fiscal quarters beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity shall recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Management believes that the adoption of SFAS No. 133 will not have a material impact on IVAX's consolidated financial statements.

(15) SUBSEQUENT EVENTS:

         Between July 1, 1999 and July 31, 1999, IVAX repurchased 601 shares of IVAX common stock at a total cost, including commissions, of $9,319. Cumulatively, IVAX has repurchased 16,147 shares of IVAX common stock at a total cost, including commissions, of $185,943 under the share repurchase program described in Note 9, Shareholders' Equity.

         On July 9, 1999, the United States District Court for the Southern District of Florida dismissed with prejudice the securities class action lawsuit originally filed in November 1996 against IVAX and certain of its current and former officers and directors.

         On July 13, 1999, Walgreen Co. filed an action in the United States District Court for the Southern District of Florida against Abbott Laboratories, Geneva Pharmaceuticals and Zenith Goldline Pharmaceuticals, IVAX's domestic pharmaceutical subsidiary, alleging a violation of Section 1 of the Sherman Antitrust Act. Plaintiff alleges that, by settling patent-related litigation against Abbott in exchange for quarterly payments, the defendants engaged in an unlawful restraint of trade. The complaint seeks unspecified treble damages and injunctive relief.

         On July 27, 1999, the United States District Court of Appeals for the Eleventh Circuit affirmed the dismissal of a securities class action lawsuit originally filed in 1997 against IVAX, its chairman and its former chief financial officer.

         During July, 1999, IVAX's subsidiary Norton Healthcare Limited, based in the United Kingdom prevailed in an appeal to the European Patent Office (EPO) against Minnesota Mining & Manufacturing Company (3M) challenging 3M's patent for HFA aerosol formulations of asthma drugs. The EPO rejected 3M's patent for the HFA aerosol formulation for lack of novelty. This ruling applies to 13 countries in Western Europe.

         On August 11, 1999, IVAX's Board of Directors approved an increase of $15,000, in addition to previous authorizations, of 6 1/2% Convertible Subordinated Notes that may be repurchased and IVAX repurchased $24,500 face value of these Notes.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the consolidated financial statements, the related notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations included in IVAX's Annual Report on Form 10-K for the year ended December 31, 1998 and the condensed consolidated financial statements and the related notes to condensed consolidated financial statements included in Item 1 of this Quarterly Report. Except for historical information contained herein, the matters discussed below are forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting IVAX's operations, markets, products and prices, and other factors discussed elsewhere in this report and the documents filed by IVAX with the Securities and Exchange Commission ("SEC"). These factors may cause IVAX's results to differ materially from the forward looking statements made in this report or otherwise made by or on behalf of IVAX.

         Certain prior period amounts presented herein have been reclassified to conform to the current period's presentation.

                              RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998

         Net income was $23.5 million for the six months ended June 30, 1999, compared to a net loss of $3.1 million for the six months ended June 30, 1998. Income from continuing operations for the six months ended June 30, 1999 was $22.8 million, compared to breakeven results for the same period of the prior year. Income from discontinued operations was $.6 million for the six months ended June 30, 1999 compared to breakeven results for the same period of the prior year. Results for the six months ended June 30, 1998 included a $3.0 million charge resulting from the write-off of start-up costs previously capitalized, reflected as a cumulative effect of a change in accounting principle.

         Net income per common share was $.21 for the six months ended June 30, 1999 compared to a net loss per share of $.03 for the same period of the prior year. Income per common share from continuing operations was $.20 for the six months ended June 30, 1999 compared to break-even results for the same period in the prior year. The cumulative effect of a change in accounting principle resulted in a $.03 loss per share in 1998.

         NET REVENUES AND GROSS PROFIT

         Net revenues for the first half of 1999 totaled $304.0 million, an increase of $3.1 million, or 1%, from the $300.9 million reported in the same period of the prior year. Net revenues from IVAX's domestic operations increased by $10.4 million while revenues from IVAX's international operations decreased by $7.3 million.

         Domestic net revenues totaled $148.5 million for the first six months of 1999, compared to $138.1 million for the same period of 1998. The $10.4 million, or 7.5%, increase in domestic net revenues was primarily attributable to increased sales volume and lower sales returns and allowances offset by lower sales prices of certain generic pharmaceutical products. IVAX's domestic operations recorded provisions for sales returns and allowances which reduced gross sales by $43.6 million and

$60.8 million during the first six months of 1999 and 1998, respectively. In addition, IVAX received $12.0 million and $6.0 million in the first six months of 1999 and 1998, respectively, from the settlement of litigation with Abbott Laboratories ("Abbott") concerning patents for terazosin hydrochloride, the generic equivalent of Abbott's Hytrin(R). Under the settlement, IVAX expects to receive $6.0 million quarterly until the earlier of February 2000 or the market introduction of a generic version of terazosin hydrochloride.

         IVAX's international operations generated net revenues of $155.5 million in the first six months of 1999, compared to $162.8 million for the same period of the prior year. The $7.3 million, or 4.5%, decrease in international net revenues was primarily due to decreased net sales at IVAX's United Kingdom subsidiary offset by increased net sales in Europe and the Middle East from IVAX's Czech Republic subsidiary. IVAX's international operations recorded provisions for sales returns and allowances which reduced gross sales by $15.1 million and $9.7 million during the first six months of 1999 and 1998, respectively.

         Gross profit for the first half of 1999 increased $21.5 million, or 19.5%, from the same period of the prior year. Gross profit was $131.5 million (43.2% of net revenues) for the first half of 1999, compared to $110.0 million (36.6% of net revenues) for the first half of 1998. The increase in gross profit percentage is primarily attributable to lower cost of sales due to reduced raw material costs, lower sales returns and allowances, and increased revenues associated with the Abbott settlement at IVAX's United States generic pharmaceutical operations.

         OPERATING EXPENSES

         Selling expenses totaled $36.3 million (11.9% of net revenues) for the first six months of 1999, compared to $39.6 million (13.2% of net revenues) for the first six months of 1998. The decrease of $3.3 million was primarily attributable to reduced sales force and promotional costs at IVAX's international operations.

         General and administrative expenses totaled $42.5 million (14.0% of net revenues) for the first six months of 1999, compared to $40.9 million (13.6% of net revenues) for the first six months of 1998, an increase of $1.6 million. The increase is primarily attributable to higher legal fees at domestic operations, higher bad debt provisions at IVAX's Asian operations and increased accruals for incentive compensation offset by lower executive severance payments at Corporate headquarters and $3.2 million received in settlement of a patent infringement lawsuit.

         Research and development expenses for the first six months of 1999 decreased $2.3 million, or 8.6%, compared to the first half of 1998, to a total of $24.8 million (8.6% of net revenues). The future level of research and development expenditures will depend on, among other things, the outcome of clinical testing of products under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity.

         OTHER INCOME (EXPENSE)

         Interest income decreased $.8 million for the six months ended June 30, 1999, as compared to the six months ended June 30, 1998. Lower levels of cash on hand due primarily to the repurchase of common stock outstanding accounted for the decrease in interest income.

         Interest expense decreased $.8 million for the six months ended June 30, 1999, as compared to the six months ended June 30, 1998, primarily due to the retirement of IVAX's 6 1/2% Convertible Subordinated Notes in the amount of $16.0 million during the second half of 1998 and $6.0 million during the first six months of 1999.

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1998

         Net income for the three months ended June 30, 1999 was $13.5 million compared to $3.6 million for the same period in 1998. Income from continuing operations was $13.1 million for the three months ended June 30, 1999, compared to $3.6 million for the same period in 1998.

         Net income per share was $.12 for the three months ended June 30, 1999, compared to $.03 for the same period in the prior year.

         NET REVENUES AND GROSS PROFIT

         Net revenues for the three months ended June 30, 1999, totaled $155.5 million, an increase of $.9 million, or 1%, from the $154.6 million reported in the same period of the prior year. This increase consists of an increase of $10.4 million in net revenues from IVAX's domestic operations, partially offset by a decrease of $9.4 million in net revenues from IVAX's international operations.

         Domestic net revenues totaled $76.7 million for the three months ended June 30, 1999, compared to $66.3 million for the same period of the prior year. The $10.4 million, or 15.7%, increase was primarily attributable to increased sales volume, lower sales returns and allowances and other revenues recognized from the settlement of litigation with Abbott offset by lower sales prices of certain generic pharmaceutical products. IVAX's domestic operations recorded provisions for sales returns and allowances which reduced gross sales by $20.9 million and $28.1 million during the three months ended June 30, 1999 and 1998, respectively.

         IVAX's international operations generated net revenues of $78.8 million for the three months ended June 30, 1999, compared to $88.3 million for the same period of the prior year. The $9.5 million decrease in international net revenues was primarily due to decreased net sales at IVAX's United Kingdom subsidiary offset by increased sales from IVAX's Czech Republic subsidiary. IVAX's international operations recorded provisions for sales returns and allowances which reduced gross sales by $9.2 million and $5.5 million during the three months ended June 30, 1999 and 1998, respectively.

         Gross profit for the three months ended June 30, 1999 increased $8.7 million, or 14.5%, compared to the same period in 1998. Gross profit was $68.9 million (44.3% of net revenues) for the 1999 period, compared to $60.2 million (38.9% of net revenues) for the 1998 period. The improvement in gross profit percentage was primarily the result of lower cost of sales due to reduced raw material costs, lower sales returns and allowances, and increased revenues associated with the Abbott settlement at IVAX's United States generic pharmaceutical operations.

         OPERATING EXPENSES

         Selling expenses totaled $18.8 million (12.1% of net revenues) for the three months ended June 30, 1999, a decrease of $.3 million, from $19.1 million (12.4% of net revenues) for the same period of 1998. The decrease was primarily attributable to reduced sales force and promotional costs at IVAX's international operations.

         General and administrative expenses totaled $20.9 million (13.4% of net revenues) for the three months ended June 30, 1999, compared to $22.1 million (14.3% of net revenues) for the same period of 1998, a decrease of $1.2 million. The decrease is due primarily to lower executive severance payments at Corporate headquarters and $3.2 million received in settlement of a patent infringement lawsuit offset by higher legal fees at domestic operations, higher bad debt provisions at IVAX's Asian operations and increased accruals for incentive compensation.

         Research and development expenses for the three months ended June 30, 1999 increased $.1 million, or .8%, compared to the same period of the prior year, to a total of $13.4 million (8.6% of net revenues).

         OTHER INCOME (EXPENSE)

         Interest income decreased $1.0 million for the three months ended June 30, 1999, as compared to the three months ended June 30, 1998, due to lower levels of cash on hand. Interest expense decreased $.5 million for the three months ended June 30, 1999, compared to the same period of the prior year, primarily due to the retirement of IVAX's 6 1/2% Convertible Subordinated Notes in the amount of $16.0 million during the second half of 1998 and $6.0 million during the first six months of 1999.

DISCONTINUED OPERATIONS

         Income from discontinued operations for the three and six months ended June 30, 1999 represents collection of principal and interest on a note receivable from the 1998 sale of one of the personal care products subsidiaries. Results of operations for the six months ended June 30, 1998 includes the personal care products business and the vacuum pump fluids segment of the specialty chemicals business through its sale in February 1998. See Note 5, Divestitures, in IVAX's Annual Report on Form 10-K for the year ended December 31, 1998.

                              CURRENCY FLUCTUATIONS

         For the three and six months ended June 30, 1999, approximately 51% of IVAX's net revenues were attributable to operations which principally generated revenues in currencies other than the United States dollar, compared to approximately 54% and 57% for the three and six months ended June 30, 1998, respectively. Fluctuations in the value of foreign currencies relative to the United States dollar affect the reported results of operations for IVAX. If the United States dollar weakens relative to the foreign currency, the earnings generated in the foreign currency will, in effect, increase when converted into United States dollars and vice versa. As a result of exchange rate differences, net revenues for the three and six months ended June 30, 1999 decreased by approximately $2.6 million and $2.1 million, respectively, as compared to the same periods of the prior year.

                                  INCOME TAXES

         IVAX recognized a $6.5 million tax provision for the six months ended June 30, 1999, of which $10.2 million relates to foreign operations and includes a valuation allowance of $4.0 million recorded in the second quarter against the UK deferred tax asset due to continuing losses within the taxing jurisdiction. Offsetting the impact of the foreign provision was a net credit for domestic taxes of $3.7 million resulting from the reversal, in the second quarter, of $5.5 million of valuation allowances previously recorded against the domestic net deferred tax asset. As of June 30, 1999, the domestic net deferred tax asset includes a valuation allowance of $87.5 million, or 94%, of the deferred tax asset balance. The decrease in the effective income tax rate for the three months ended June 30, 1999 compared to the same period of the prior year is primarily due to IVAX not recording the income tax benefit of domestic losses in 1998.

         As of June 30, 1999, IVAX had domestic and foreign net deferred tax assets of $6.0 million and $15.2 million, respectively. Realization of the net deferred tax assets is dependent upon generating sufficient future taxable income. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized. Management's estimates of future taxable income are subject to revision due to, among other things, regulatory and competitive factors affecting the pharmaceutical industry. Such factors are further discussed in management's discussion and analysis of financial condition and results of operations included in IVAX's Annual Report on Form 10-K for the year ended December 31, 1998.

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

         IVAX initiated efforts in 1998 to determine the extent to which it may be impacted by Year 2000 issues of third parties, including suppliers, customers, service providers and certain agencies and regulatory organizations. Substantially all major third parties have been contacted and follow-up activities are planned where responses have not been received or risks have been identified.

COSTS

         The estimated total cost of the Year 2000 project, excluding the direct costs of internal employees working on the project, is $13.0 million. As of June 30, 1999, IVAX had incurred costs of approximately $10.7 million related to this project, including the cost to implement the new IT systems. These costs are being expensed as incurred except for the costs of new IT systems, which are being capitalized. The internal direct costs associated with IVAX employees working on the Year 2000 project cannot be quantified. The project is being funded by cash on hand and from internally generated funds, which IVAX expects to be adequate to complete the project.

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

         In the first quarter of 1999, IVAX started the process of identifying the most reasonably likely worst-case scenario associated with each of its mission-critical processes, and developing a contingency plan for dealing with each such scenario. IVAX completed the identification of such processes and scenarios as of June 30, 1999, and plans to develop preliminary contingency plans and review and test the preliminary plans throughout the remainder of 1999. IVAX anticipates that any necessary contingency plans will be finalized by December 31, 1999. Contingency planning will include increasing inventory levels and maintaining backup lines of communications with our customers. Such plans, however, will not guarantee that no material adverse effects will occur.

         IVAX currently believes that the most reasonably likely worst case scenario concerning the Year 2000 involves potential business disruption among the third parties with whom it conducts significant business. If a number of these third parties (including, in particular, wholesalers, managed care organizations and clinical researchers) experience business disruption due to a Year 2000 computer problem, IVAX's results of operations and cash flows could be materially adversely affected.

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

                         LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1999, IVAX's working capital was $161.6 million compared to $269.5 million at December 31, 1998. Cash and cash equivalents totaled $107.6 million at June 30, 1999, as compared to $208.6 million at December 31, 1998 and $167.0 million at June 30, 1998.

         Net cash of $31.4 million was provided by operating activities during the first six months of 1999, compared to $.9 million during the same period of the prior year. The increase in cash provided by operating activities, as compared to the first six months of 1998, was primarily the result of improved operating earnings, collection of royalty and milestone payments related to sales of Elmiron and reductions in accounts payable payments.

         Net cash of $20.4 million was used for investing activities during the first six months of 1999, as compared to $10.7 million used during the same period of the prior year. The increase was primarily attributable to $4.7 million paid for the acquisition of additional common stock of the Czech Republic subsidiary increasing IVAX's ownership from 74% to 85%. These shares were purchased primarily under a tender offer for all outstanding shares of the Czech Republic subsidiary initiated May 19, 1999 and expiring July 19, 1999. IVAX may purchase additional shares of the Czech Republic subsidiary as they become available. In addition, during the first six months of 1998, the sale of the vacuum pump fluids business for $3.9 million and the sale of the Kirkland, Canada and the Syosset, New York pharmaceutical manufacturing facilities for a total of $13.3 million offset the impact of $9.9 million paid to NaPro BioTherapeutics, Inc. ("NaPro") as partial consideration for a license to NaPro's pending patents for a paclitaxel formulation in the United States, Europe and certain other world markets.

         Net cash of $109.2 million was used for financing activities during the first six months of 1999, compared to $22.5 million during the same period of the prior year, primarily reflecting increased repurchases of common stock during the first half of 1999 compared to 1998. On April 13, 1999 and June 17, 1999, IVAX's Board of Directors approved increases in the share repurchase program authorizing IVAX to repurchase an additional 5.0 million and 1.5 million shares, respectively, of IVAX's common stock to supplement the 12.5 million shares authorized in prior years. As of June 30, 1999, approximately 15.5 million shares have been repurchased and 3.5 million shares remained authorized for repurchase. In connection with the share repurchase program, in the second quarter of 1999, IVAX received $2.1 million in premiums on the issuance of 1.5 million free-standing put options for IVAX common stock. In the event that the put options are exercised, the maximum repurchase obligation would be $20.2 million. See Note 10, Shareholders' Equity in the notes to condensed consolidated financial statements included in Item 1 of this Quarterly Report. Proceeds from the exercise of stock options totaled $6.0 million and $.3 million during the first six months of 1999 and 1998, respectively. During the first six months of 1999, IVAX repurchased $6.0 million face value of 6 1/2% Convertible Subordinated Notes due November 2001. On August 11, 1999, IVAX's Board of Directors approved an increase of $15.0 million, in addition to previous authorizations, of 6 1/2% Convertible Subordinated Notes that may be repurchased and IVAX repurchased $24.5 million face value of these Notes. After the August 11, 1999 increase in authorization and repurchases, approximately $4.5 million of 6 1/2% Convertible Subordinated Notes remained authorized for repurchase. During the first quarter of 1998, IVAX retired $6.7 million of industrial revenue bonds that were due in 2008.

         IVAX plans to spend substantial amounts of capital in 1999 to continue the research and development of pharmaceutical products. Although research and development expenditures are expected to be between $55 million and $65 million during 1999, actual expenditures will depend on, among other things, the outcome of clinical testing of products under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity. In addition, IVAX plans to spend between $45 million and $50 million in 1999 to improve and expand its pharmaceutical and other related facilities, of which $16.5 million has been spent during the first half of the year.

         IVAX's principal sources of short term liquidity are existing cash and internally generated funds, which IVAX believes will be sufficient to meet its operating needs and anticipated capital expenditures over the short term. For the long term, IVAX intends to utilize internally generated funds, which are anticipated to be derived primarily from the sale of existing pharmaceutical products and pharmaceutical products currently under development. There can be no assurance that IVAX will successfully complete the development of products under development, that IVAX will be able to obtain regulatory approval for any such product, or that any approved product may be produced in commercial quantities, at reasonable costs, and be successfully marketed. In addition, the remaining balance of 6 1/2% Convertible Subordinated Notes are scheduled to mature in November 2001. To the extent that capital requirements exceed available capital or that IVAX is required to refinance these Notes, IVAX will need to seek alternative sources of financing to fund its operations. IVAX has no existing credit facility and no assurance can be given that alternative financing will be available, if at all, in a timely manner, on favorable terms. If IVAX is unable to obtain satisfactory alternative financing, IVAX may be required to delay or reduce its proposed expenditures, including expenditures for research and development, or sell additional assets in order to meet its future obligations.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         IVAX does not believe that it has material exposure to market rate risk. IVAX's only material debt obligation relates to the 6 1/2% Convertible Subordinated Notes, which bear a fixed rate of interest. As noted above, IVAX may, however, require additional financing to fund future obligations and no assurance can be given that the terms of future sources of financing will not expose IVAX to material market rate risk. IVAX does from time to time manage exposures that arise in the normal course of business related to fluctuations in foreign currency rates by entering into foreign exchange contracts. IVAX enters into these contracts with counterparties that it believes to be creditworthy and does not enter into any leveraged derivative transactions. IVAX does not believe that it has material market rate risk associated with its foreign exchange forward contracts due to the short term nature of the contracts and the notional amounts outstanding. Information about IVAX's market sensitive instruments constitutes a "forward looking statement".

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         See Note 15 to Financial Statements for information regarding developments occurring after the end of the reporting period.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         IVAX's annual meeting of shareholders was held on June 17, 1999. The following is a summary of the matters voted on at that meeting:

         (a) The shareholders elected the entire Board of Directors. The persons elected to IVAX's Board of Directors and the number of votes cast for and withheld for each nominee for director were as follows:

                   DIRECTOR                   FOR             WITHHELD
                   --------                ----------        ---------
               Mark Andrews                94,332,443        2,415,474
               Ernst Biekert, Ph.D         94,303,979        2,443,938
               Charles M. Fernandez        94,347,473        2,400,444
               Jack Fishman, Ph.D          94,332,832        2,415,085
               Neil Flanzraich             94,354,929        2,392,988
               Phillip Frost, M.D          94,309,572        2,438,345
               Jane Hsiao, Ph.D            94,327,623        2,420,294
               Isaac Kaye                  94,326,741        2,421,176

         (b) The shareholders approved IVAX's 1999 Employee Stock Purchase Plan. The number of votes cast for, against, abstained and broker non-votes for the 1999 Employee Stock Purchase Plan were as follows:

                  FOR           AGAINST          ABSTAIN       BROKER NON-VOTES
                  ---           -------          -------       ----------------
              68,795,326       2,371,904         333,861          25,246,826

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

       EXHIBIT
       NUMBER              DESCRIPTION              METHOD OF FILING
       -------             -----------              ----------------

         27          Financial Data Schedule        Filed herewith.

(b) REPORTS ON FORM 8-K

        On May 26, 1999, the registrant filed a report under Item 5 - Other Events on Form 8-K reporting a tender offer made by IVAX's Netherlands subsidiary, IVAX International B.V., for all remaining shares that it did not own (22.7%) of its majority-owned subsidiary, Galena, a.s. in the Czech Republic.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            IVAX CORPORATION



         Date: August 13, 1999              By: /s/ Thomas Beier
               ---------------                  ------------------------------
                                                Thomas Beier
                                                Senior Vice President-Finance
                                                Chief Financial Officer