Form 10-Q
period 1999-09-30
IVAX CORP /DE
filed 1999-11-09
CIK 772197

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999


                         Commission File Number 1-09623


                                IVAX CORPORATION



            FLORIDA                                           16-1003559
-------------------------------                           -------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)


              4400 BISCAYNE BOULEVARD, MIAMI, FLORIDA                   33137
             ----------------------------------------                ---------
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

              105,520,912 SHARES OF COMMON STOCK, $.10 PAR VALUE,
                      OUTSTANDING AS OF OCTOBER 30, 1999.

                                IVAX CORPORATION

                                     INDEX

                                                                                                        PAGE NO.
                                                                                                        --------
PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

              Condensed Consolidated Balance Sheets as of September 30, 1999
              and December 31, 1998                                                                       2

              Condensed Consolidated Statements of Operations
              for the three months and nine months ended September 30, 1999 and 1998                      3

              Condensed Consolidated Statements of Cash Flows
              for the nine months ended September 30, 1999 and 1998                                       4

              Notes to Condensed Consolidated Financial Statements                                        5

     Item 2 - Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                                      12

     Item 3 - Quantitative and Qualitative Disclosures About Market Risk                                 20


PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings                                                                          21

     Item 6 - Exhibits and Reports on Form 8-K                                                           22


PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                       IVAX CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)

                                                                                SEPTEMBER 30,
                                                                                    1999          DECEMBER 31,
                                                                                 (UNAUDITED)          1998
                                                                               --------------     ------------
                                 ASSETS

Current assets:
    Cash and cash equivalents                                                   $      68,003    $     208,593
    Accounts receivable, net of allowances for doubtful
        accounts of $22,752 in 1999 and $22,834 in 1998                               100,843          109,732
    Inventories                                                                       145,051          135,324
    Other current assets                                                               24,982           33,143
                                                                                -------------    -------------
        Total current assets                                                          338,879          486,792

Property, plant and equipment, net                                                    210,546          210,228
Intangible assets, net                                                                 52,213           56,150
Other assets                                                                           28,735           24,845
                                                                                -------------    -------------
        Total assets                                                            $     630,373    $     778,015
                                                                                =============    =============

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Loans payable                                                               $         703    $       1,229
    Current portion of long-term debt                                                     758              890
    Accounts payable                                                                   36,916           48,614
    Accrued income taxes payable                                                        7,932            5,082
    Accrued expenses and other current liabilities                                    159,887          161,466
                                                                                -------------    -------------
        Total current liabilities                                                     206,196          217,281

Long-term debt, net of current portion                                                 45,713           77,776
Other long-term liabilities                                                            11,287           12,617
Minority interest                                                                       9,965           17,133
Put options                                                                            20,188                -

Shareholders' equity:
    Common stock, $.10 par value, authorized 250,000 shares,
        issued and outstanding 105,492 shares (114,835 in 1998)                        10,549           11,484
    Capital in excess of par value                                                    305,007          453,293
    Retained earnings (accumulated deficit)                                            41,912             (700)
    Accumulated other comprehensive loss                                              (20,444)         (10,869)
                                                                                -------------    -------------
        Total shareholders' equity                                                    337,024          453,208
                                                                                -------------    -------------
        Total liabilities and shareholders' equity                              $     630,373    $     778,015
                                                                                =============    =============


     The accompanying Notes to Condensed Consolidated Financial Statements
                 are an integral part of these balance sheets.

                       IVAX CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


PERIOD ENDED SEPTEMBER 30,                                   THREE MONTHS                      NINE MONTHS
(In thousands, except per share data)                      1999           1998              1999           1998
                                                       ----------      ----------       ----------      ----------
NET REVENUES                                           $  168,874      $  158,757       $  472,831      $  459,651
COST OF SALES                                              90,512          97,626          263,012         288,517
                                                       ----------      ----------       ----------      ----------
    Gross profit                                           78,362          61,131          209,819         171,134
                                                       ----------      ----------       ----------      ----------

OPERATING EXPENSES:
    Selling                                                19,280          19,606           55,551          59,236
    General and administrative                             22,963          22,544           65,439          63,449
    Research and development                               13,351          12,786           38,129          39,882
    Amortization of intangible assets                         973             980            2,122           2,554
    Restructuring costs                                       586          12,865              586          13,561
                                                       ----------      ----------       ----------      ----------
    Total operating expenses                               57,153          68,781          161,827         178,682
                                                       ----------      ----------       ----------      ----------
    Income (loss) from operations                          21,209          (7,650)          47,992          (7,548)

OTHER INCOME (EXPENSE):
    Interest income                                         1,214           3,590            5,381           8,575
    Interest expense                                       (1,024)         (1,808)          (3,711)         (5,347)
    Other income, net                                          40          13,414            2,605          17,689
                                                       ----------      ----------       ----------      ----------
    Total other income, net                                   230          15,196            4,275          20,917
                                                       ----------      ----------       ----------      ----------
    Income from continuing operations before
         income taxes and minority interest                21,439           7,546           52,267          13,369

PROVISION FOR INCOME TAXES                                  4,119             604           10,604           5,631
                                                       ----------      ----------       ----------      ----------
    Income from continuing operations
         before minority interest                          17,320           6,942           41,663           7,738

MINORITY INTEREST                                            (391)            546           (1,897)           (334)
                                                       ----------      ----------       ----------      ----------
    Income from continuing operations                      16,929           7,488           39,766           7,404

INCOME FROM DISCONTINUED OPERATIONS                             5          40,733              585          40,733
                                                       ----------      ----------       ----------      ----------
    Income before extraordinary item and cumulative
         effect of a change in accounting principle        16,934          48,221           40,351          48,137

EXTRAORDINARY ITEM - gains on
     extinguishment of debt, net of taxes                     475             315              593             315

CUMULATIVE EFFECT OF A CHANGE IN
    ACCOUNTING PRINCIPLE, net of tax                           --              --               --          (3,048)
                                                       ----------      ----------       ----------      ----------
NET INCOME                                             $   17,409      $   48,536       $   40,944      $   45,404
                                                       ==========      ==========       ==========      ==========

BASIC AND DILUTED EARNINGS
    PER COMMON SHARE:
    Continuing operations                              $      .16      $      .06       $      .36      $     .06
    Discontinued operations                                    --             .35              .01            .35
    Cumulative effect of a change in
       accounting principle                                    --              --               --           (.03)
                                                       ----------      ----------       ----------      ---------
       Net earnings                                    $      .16      $      .41       $      .37      $     .38
                                                       ==========      ==========       ==========      =========

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING:
    Basic                                                 106,149         118,974          109,071         119,923
                                                       ==========      ==========       ==========      ==========
    Diluted                                               108,176         119,254          110,806         120,039
                                                       ==========      ==========       ==========      ==========


           The accompanying Notes to Condensed Consolidated Financial
             Statements are an integral part of these statements.

                       IVAX CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


NINE MONTHS ENDED SEPTEMBER 30,                                                    1999              1998
(In thousands)                                                                  -------------    ------------
Cash flows from operating activities:
   Net income                                                                   $      40,944    $      45,404
   Adjustments to reconcile net income to net cash
    provided by operating activities:
       Restructuring costs                                                                586           13,561
       Depreciation and amortization                                                   19,627           23,575
       Deferred tax (benefit) provision                                                (2,227)           1,731
       Provision for allowances for doubtful accounts                                   3,850            5,669
       Gain on the sale of product rights                                                  --          (15,000)
       Losses on disposal of assets                                                       762            1,368
       Gains on extinguishment of debt                                                   (912)            (315)
       Cumulative effect of a change in accounting principle                               --            3,048
       Minority interest                                                                1,897              334
       Equity in earnings of affiliates                                                  (225)          (1,249)
       Income from discontinued operations                                               (585)         (40,733)
       Changes in assets and liabilities:
          Decrease in accounts receivable                                               2,691           16,522
          (Increase) decrease in inventories                                          (12,709)           4,602
          Decrease (increase) in other current assets                                   7,072          (13,440)
          (Increase) decrease in other assets                                            (678)           3,874
          Decrease in accounts payable, accrued expenses
              and other current liabilities                                           (11,269)         (24,364)
          (Decrease) increase in other long-term liabilities                           (1,199)             819
       Other, net                                                                          --              818
       Net cash provided by discontinued operations                                       585            5,580
                                                                                -------------    -------------
           Net cash provided by operating activities                                   48,210           31,804
                                                                                -------------    -------------
Cash flows from investing activities:
    Proceeds from divestitures                                                             --           87,885
    Capital expenditures                                                              (23,710)         (35,138)
    Proceeds from sale of assets                                                          907           17,086
    Acquisitions of patents, trademarks, licenses
       and other intangibles                                                             (344)         (19,524)
    Acquisitions of businesses and other                                               (5,277)              --
    Other                                                                                 787               --
    Net investing activities of discontinued operations                                    --             (202)
                                                                                -------------    -------------
           Net cash (used for) provided by investing activities                       (27,637)          50,107
                                                                                -------------    -------------
Cash flows from financing activities:
    Borrowings on long-term debt and loans payable                                      2,554              761
    Payments on long-term debt and loans payable                                      (33,835)         (14,243)
    Issuance of common stock                                                            8,320            1,491
    Repurchase of common stock                                                       (137,352)         (34,501)
                                                                                -------------    -------------
           Net cash used for financing activities                                    (160,313)         (46,492)
                                                                                -------------    -------------
Effect of exchange rate changes on cash                                                  (850)             325
                                                                                -------------    -------------
Net (decrease) increase in cash and cash equivalents                                 (140,590)          35,744

Cash and cash equivalents at the beginning of the year                                208,593          199,235
                                                                                -------------    -------------
Cash and cash equivalents at the end of the period                              $      68,003    $     234,979
                                                                                =============    =============

Supplemental disclosures:
    Interest payments                                                           $       3,069    $       3,592
                                                                                =============    =============
    Income tax payments                                                         $       6,777    $      14,793
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

                       IVAX CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                     (In thousands, except per share data)


(1) GENERAL:

         The accompanying unaudited, condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information normally included in audited financial statements. However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations, financial position and cash flows have been made. The results of operations and cash flows for the nine months ended September 30, 1999 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 1999. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements included in IVAX's Annual Report on Form 10-K for the year ended December 31, 1998.

         Certain amounts presented in the condensed consolidated financial statements for prior periods have been reclassified to conform to the current period's presentation.


(2) INVENTORIES:

         Inventories consist of the following:


                                                                SEPTEMBER 30, 1999           DECEMBER 31, 1998
                                                                ------------------           -----------------

              Raw materials                                       $       61,285               $      47,528
              Work in process                                             26,375                      27,878
              Finished goods                                              57,391                      59,918
                                                                  --------------               -------------
                                                                  $      145,051               $     135,324
                                                                  ==============               =============

(3) EARNINGS PER SHARE:

         A reconciliation of the shares used in calculating basic and diluted earnings per share is as follows (in thousands):

PERIOD ENDED SEPTEMBER 30,                                          THREE MONTHS                 NINE MONTHS
                                                                --------------------        --------------------
                                                                 1999          1998           1999         1998
                                                                -------      -------        -------      -------
Basic                                                           106,149      118,974        109,071      119,923
Effect of dilutive securities - stock options                     2,027          280          1,735          116
                                                                -------      -------        -------      -------
Diluted                                                         108,176      119,254        110,806      120,039
                                                                =======      =======        =======      =======

Not included in the calculation of diluted earnings
   per share because their impact is antidilutive:
   Stock options                                                  2,121        4,665          2,245        7,096
   Convertible debentures                                         1,375        2,719          1,375        2,719
   Put options written                                            1,500           --          1,500           --


(4) REVENUES:

         Net revenues are comprised of gross revenues less provisions for expected customer returns, inventory credits, discounts, promotional allowances, volume rebates, chargebacks and other allowances. These sales provisions totaled $93,349 and $105,130 for the nine months ended September 30, 1999 and 1998, respectively, and $34,735 and $34,703 for the three months ended September 30, 1999 and 1998, respectively. The reserve balances related to these provisions are included in "Accounts receivable, net of allowances for doubtful accounts" and "Accrued expenses and other current liabilities" in the accompanying condensed consolidated balance sheets in the amounts of $42,551 and $66,279, respectively, at September 30, 1999, and $44,997 and $73,343, respectively, at December 31, 1998.


(5) ACQUISITIONS:

         During the first nine months of 1999, IVAX, through its Netherlands subsidiary IVAX International B.V., purchased 345 additional shares of Galena, a.s., its majority-owned subsidiary in the Czech Republic. The total cost of the shares acquired through open market transactions and a tender offer (between May 19 and July 19) during the first nine months of 1999 was $4,978. The net book value underlying the shares purchased was $7,046 resulting in negative goodwill of $2,068 being recorded in the accompanying condensed consolidated balance sheet at September 30, 1999. Prior to these purchases, IVAX owned 74% of the outstanding shares of Galena, a.s. At September 30, 1999, IVAX owned 86% of the outstanding shares of Galena, a.s.

         On August 9, 1999, IVAX acquired a 30% interest in Indiana Protein Technologies (IPT), a U.S. biotechnology research company, in exchange for a development agreement in which IVAX, through its U.S. subsidiary, Baker Norton Pharmaceuticals, will fund research and development of certain peptide-based biotech pharmaceutical products. As of September 30, 1999, $500,000 has been provided to IPT for research and development costs. In the event that these projects are successful, IVAX will receive an exclusive worldwide license to market the products, with a royalty payable to IPT on profits from the sale of the products.

(6) RESTRUCTURING COSTS:

         The components of restructuring costs, spending and other activity, as well as the remaining reserve balances at September 30, 1999, which are included in "Accrued expenses and other current liabilities" in the accompanying condensed consolidated balance sheets, are as follows:


                                                    EMPLOYEE
                                                   TERMINATION        PLANT
                                                    BENEFITS         CLOSURES            TOTAL
                                                   -----------       --------          --------
Balance at December 31, 1998                          $5,774         $ 8,260           $14,034
1999 Restructuring costs                                 586              --               586
Cash payments during 1999                             (2,951)         (2,545)           (5,496)
Non-cash activity                                        139            (326)             (187)
                                                      ------         -------           -------
Balance at September 30, 1999                         $3,548         $ 5,389           $ 8,937
                                                      ======         =======           =======

(7) DISCONTINUED OPERATIONS:

         Results of discontinued operations included in the accompanying condensed consolidated statements of operations, were as follows:


PERIOD ENDED SEPTEMBER 30,                                THREE MONTHS                        NINE MONTHS
(In thousands)                                   -------------------------------    -------------------------------
                                                     1999              1998             1999              1998
                                                 -------------    --------------    -------------    --------------
Personal Care Products
     Net revenues                                $          --    $        3,657    $          --    $       42,583
                                                 =============    ==============    =============    ==============
Divestitures (1)
     Pre-tax gain on divestitures                $           5    $       40,733    $         585    $       40,733
     Income tax provision                                   --                --               --                --
                                                 -------------    --------------    -------------    --------------
     Net gain on divestitures                                5            40,733              585            40,733
                                                 -------------    --------------    -------------    --------------

Total income from discontinued operations        $           5    $       40,733    $         585    $       40,733
                                                 =============    ==============    =============    ==============

     (1) Amounts in 1999 represent principal and interest on a note receivable from the 1998 sale of one of the personal care products subsidiaries.

(8) DEBT:

         On August 11, 1999, IVAX's Board of Directors approved an increase of $15,000, in addition to previous authorizations, of 6 1/2% Convertible Subordinated Notes that may be repurchased. During the first nine months of 1999, IVAX repurchased a total of $31,405 face value of 6 1/2% Convertible Subordinated Notes that were scheduled to mature in November 2001. An extraordinary gain of $593, net of taxes of $319, was recorded in connection with these repurchases. The outstanding face value of Convertible Subordinated Notes was $43,661 and $75,066 at September 30, 1999 and December 31, 1998, respectively.

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

         The provision for income taxes from continuing operations consists of the following:


PERIOD ENDED SEPTEMBER 30,                                THREE MONTHS                        NINE MONTHS
(In thousands)                                   -------------------------------    -------------------------------
                                                     1999              1998             1999              1998
                                                 -------------    --------------    -------------    --------------
Current:
     United States                               $          --    $           --    $       1,869    $           --
     Foreign, including Puerto Rico
       and U.S. Virgin Islands                           3,322              (179)          10,962             3,900
Deferred                                                   797               783           (2,227)            1,731
                                                 -------------    --------------    -------------    --------------
Provision for income taxes                       $       4,119    $          604    $      10,604    $        5,631
                                                 =============    ==============    =============    ==============

         IVAX recognized a $10,604 tax provision for the nine months ended September 30, 1999, of which $14,295 relates to foreign operations and includes a valuation allowance of $4,056 recorded in the second quarter against the UK deferred tax asset due to continuing losses within the taxing jurisdiction. Offsetting the impact of the foreign provision was a net credit for domestic taxes of $3,691 resulting primarily from the reversal, in the second quarter, of $5,500 of valuation allowances previously recorded against the domestic net deferred tax asset due to management's determination that the realizability of approximately $6,000 in domestic deferred tax assets was more likely than not. At September 30, 1999, the domestic net deferred tax asset includes a valuation allowance of $85,129 or 93% of the deferred tax asset balance.

         As of September 30, 1999, a domestic net deferred tax asset of $6,050 and a foreign net deferred tax asset of $14,723 are included in "Other current assets" and "Other assets" in the accompanying condensed consolidated balance sheet. Realization of the net deferred tax assets is dependent upon generating sufficient future domestic and foreign taxable income. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized.

(10) SHAREHOLDERS' EQUITY:

         IVAX's Board of Directors approved increases of 5,000 and 1,500 shares on April 13, 1999 and June 17, 1999, respectively, in the share repurchase program authorizing IVAX to repurchase up to a total of 19,000 shares of IVAX common stock. From January 1, 1999 through September 30, 1999, IVAX repurchased 10,296 shares of common stock at a total cost, including commissions, of $139,406. Cumulatively through September 30, 1999, IVAX repurchased 17,376 shares of common stock at a total cost, including commissions, of $205,337.

         During the second quarter of 1999, IVAX issued 1,500 free-standing put options for IVAX common stock in connection with its Share Repurchase Program, as approved by the Board of Directors. These put options bear strike prices ranging from $13.44 to $13.50, will mature between March 2000 and June 2000, and generated premiums totaling $2,079 which were credited to Capital in excess of par value in the accompanying condensed consolidated balance sheet at September 30, 1999. In the event the put options are exercised, IVAX may elect to settle by one of three methods: physical settlement by payment in exchange for IVAX shares, net cash settlement or net share settlement. The maximum potential repurchase obligation of $20,188 for physical settlement has been reclassified from Capital in excess of par value into a temporary equity account - "Put options" in the accompanying condensed consolidated balance sheet at September 30, 1999. In the event the put options expire unexercised, the obligation associated with these instruments will be extinguished. At September 30, 1999, the market value of IVAX's common stock exceeded the strike prices of the put options.

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

         Effective June 29, 1999, the Board of Directors of IVAX Diagnostics, Inc., a wholly-owned subsidiary of IVAX, approved the IVAX Diagnostics, Inc. 1999 Stock Option Plan. The plan permits the issuance of options to employees, non-employee directors and consultants of IVAX Diagnostics to purchase up to 1,460 shares of the 14,600 authorized shares of IVAX Diagnostics, Inc. Under the plan, "Value per share" prior to an Initial Public Offering ("IPO") means net book value per share adjusted for any capital contributions by IVAX and assuming full dilution by options granted, and after an IPO, fair market value. Options cannot be exercised within the first four years of the plan unless an IPO has been consummated, except on termination of employment other than for cause. If employment terminates other than for cause after June 28, 2001 but before June 29, 2003, the options convert to the right to receive cash equal to the excess of Value per share over the exercise price per share. If an IPO has not been consummated by June 29, 2003, the options convert to the right to receive cash equal to the excess of Value per share over the exercise price per share. If, prior to the consummation of an IPO, there is a change in control, as defined in the plan, options granted become fully vested and exercisable prior to the change in control and, to the extent not exercised, terminate on consummation of the transaction. On June 29, 1999, non-qualified options for 796 shares of common stock were granted with an exercise price of $1 per share, a vesting schedule of 50% at the end of year 2 and 25% at the end of years 3 and 4 and an expiration date of June 28, 2006. Options granted under the plan will be recorded using variable plan accounting.

(11) COMPREHENSIVE INCOME:

         The components of IVAX's comprehensive income are as follows:


PERIOD ENDED SEPTEMBER 30,                                THREE MONTHS                        NINE MONTHS
(In thousands)                                   -------------------------------    -------------------------------
                                                     1999              1998             1999              1998
                                                 -------------    --------------    -------------    --------------
Net income                                       $      17,409    $       48,536    $      40,944    $       45,404
Unrealized gains (losses) on marketable
  securities, net of taxes                                 (51)               72              (26)               49
Foreign currency translation adjustments                12,580             9,438           (9,548)           14,676
                                                 -------------    --------------    -------------    --------------
Comprehensive income                             $      29,938    $       58,046    $      31,370    $       60,129
                                                 =============    ==============    =============    ==============

(12) BUSINESS SEGMENT INFORMATION:

         Other revenues included in "Net revenues" in the accompanying condensed consolidated statements of operations consist of license fees and royalties totaling $40,565 and $35,584 for the nine months ended September 30, 1999 and 1998, respectively. Settlement proceeds from patent litigation with Abbott Laboratories in the amount of $16,387 and $12,000 are included in other revenues during the first nine months of 1999 and 1998, respectively. See Note 14, Commitments and Contingencies in IVAX's Annual Report on Form 10-K for the year ended December 31, 1998.

(13) LEGAL PROCEEDINGS:

         During the second quarter of 1999, IVAX received $3.2 million in settlement of a patent infringement lawsuit, which is included as a reduction of "General and administrative expenses" in the accompanying condensed consolidated statement of operations.

         On July 9, 1999, the United States District Court for the Southern District of Florida dismissed with prejudice the securities class action lawsuit originally filed in November 1996 against IVAX and certain of its current and former officers and directors. Plaintiffs have filed an appeal, which remains pending.

         On July 13, 1999, Walgreen Co. filed an action in the United States District Court for the Southern District of Florida against Abbott Laboratories, Geneva Pharmaceuticals and Zenith Goldline Pharmaceuticals, IVAX's domestic pharmaceutical subsidiary, alleging a violation of Section 1 of the Sherman Antitrust Act. Plaintiff alleges that, by settling patent-related litigation against Abbott in exchange for quarterly payments, the defendants engaged in an unlawful restraint of trade. The complaint seeks unspecified treble damages and injunctive relief. This case has been consolidated with Louisiana Wholesale Drug Co. v. Abbott Laboratories, Geneva Pharmaceuticals and Zenith Goldline Pharmaceuticals. See Item 3, Legal Proceedings, and Note 14, Commitments and Contingencies, in IVAX'S Annual Report on Form 10-K for the year ended December 31, 1998. Two additional class action lawsuits containing allegations similar to those in the Walgreen suit were filed on August 30, 1999 and October 26, 1999 by Drug Mart Pharma and Char-Mar Pharmacy, respectively.

         On July 27, 1999, the United States District Court of Appeals for the Eleventh Circuit affirmed the dismissal of a securities class action lawsuit originally filed in 1997 against IVAX, its chairman and its former chief financial officer. Plaintiffs have filed a motion for re-hearing, which remains pending.

         Zenith Goldline Pharmaceuticals, Inc. ("Zenith"), a wholly-owned subsidiary of IVAX, has been named in a number of individual and class action lawsuits in both state and federal courts involving the diet drug combination of fenfluramine and phentermine, commonly known as "fen-phen". Generally, these lawsuits seek damages for personal injury, wrongful death and loss of consortium, as well as punitive damages, under a variety of liability theories including strict products liability, breach of warranty and negligence. Zenith did not manufacture either fenfluramine or phentermine, but did distribute the generic version of phentermine manufactured by Eon Labs Manufacturing, Inc. ("Eon") and Camall Company. Although Zenith had a very small market share, to date Zenith has been named in approximately 3,655 cases and has been dismissed from approximately 291 cases, with an additional 1,600 dismissals pending. Zenith intends to vigorously defend all of the lawsuits, and while management believes that its defense will succeed, as with any litigation, there can be no assurance of this. Currently Zenith is being defended and indemnified by Eon. In the event that Eon discontinues providing this defense and indemnity, Zenith has its own product liability insurance. While Zenith's insurance carriers have issued reservations of rights, Zenith believes that it has adequate coverage. Although it is impossible to predict with certainty the outcome of litigation, in the opinion of management, this litigation will not have a material adverse impact on the financial condition or results of operation of IVAX.

(14) RECENTLY ISSUED ACCOUNTING STANDARDS:

         IVAX is required to adopt SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, amends the effective date of SFAS No. 133 to all fiscal quarters beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity shall recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Management believes that the adoption of SFAS No. 133 will not have a material impact on IVAX's consolidated financial statements.

(15) SUBSEQUENT EVENT:

         On October 12, 1999, IVAX, through its Netherlands subsidiary IVAX International B.V., acquired 100% ownership of the Institute for Drug Research, Ltd., a pharmaceutical research and development company in Budapest, Hungary, for $6,607 in cash.

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

                             RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998

         Net income was $40.9 million for the nine months ended September 30, 1999, compared to $45.4 million for the nine months ended September 30, 1998. Income from continuing operations for the nine months ended September 30, 1999 was $39.8 million, compared to $7.4 million for the same period of the prior year. Results for the nine months ended September 30, 1998 included $40.7 million of income from discontinued operations and a $3.0 million charge resulting from the write-off of start-up costs previously capitalized which was reflected as a cumulative effect of a change in accounting principle.

         Earnings per common share were $.37 for the nine months ended September 30, 1999 compared to $.38 for the same period of the prior year. Earnings per common share from continuing operations were $.36 for the nine months ended September 30, 1999 compared to $.06 for the same period in the prior year. For the nine months ended September 30, 1998, discontinued operations resulted in $.35 earnings per share and a cumulative effect of a change in accounting principle resulted in a $.03 loss per share.

         NET REVENUES AND GROSS PROFIT

         Net revenues for the first nine months of 1999 totaled $472.8 million, an increase of $13.1 million, or 2.9%, from the $459.7 million reported in the same period of the prior year. Net revenues from IVAX's domestic operations increased by $8.9 million while revenues from international operations increased by $4.2 million.

         Domestic net revenues totaled $221.0 million for the first nine months of 1999, compared to $212.1 million for the same period of 1998. The $8.9 million, or 4.2%, increase in domestic net revenues was primarily attributable to increased sales volume and lower sales returns and allowances offset by lower sales prices of certain generic pharmaceutical products. IVAX's domestic operations recorded provisions for sales returns and allowances which reduced gross sales by $69.0 million and $90.7 million during the first nine months of 1999 and 1998, respectively. In addition, IVAX received $16.4 million and $12.0 million in the first nine months of 1999 and 1998, respectively, from the settlement of litigation with Abbott Laboratories ("Abbott") concerning patents for terazosin hydrochloride, the generic equivalent of Abbott's Hytrin(R). During the third quarter of 1999 a generic version of terazosin hydrochloride was introduced into the market by a competitor reducing quarterly payments IVAX receives under the settlement from $6 million to $3 million.

         IVAX's international operations generated net revenues of $251.8 million in the first nine months of 1999, compared to $247.6 million for the same period of the prior year. The $4.2 million, or 1.7%, increase in international net revenues was primarily due to increased net sales in Europe and the Middle East from IVAX's Czech Republic subsidiary offset by decreased net sales at IVAX's United Kingdom subsidiary. IVAX's international operations recorded provisions for sales returns and allowances which reduced gross sales by $24.4 million and $14.4 million during the first nine months of 1999 and 1998, respectively.

         Gross profit for the first nine months of 1999 increased $38.7 million, or 22.6%, from the same period of the prior year. Gross profit was $209.8 million (44.4% of net revenues) for the first nine months of 1999, compared to $171.1 million (37.2% of net revenues) for the first nine months of 1998. The increase in gross profit percentage is primarily attributable to product mix, lower cost of sales due to reduced raw material costs and operating costs due to plant consolidation, lower sales returns and allowances, and increased revenues associated with the Abbott settlement at IVAX's United States generic pharmaceutical operations.

         OPERATING EXPENSES

         Selling expenses totaled $55.6 million (11.7% of net revenues) for the first nine months of 1999, compared to $59.2 million (12.9% of net revenues) for the first nine months of 1998. The decrease of $3.7 million was primarily attributable to reduced sales force and promotional costs at IVAX's international operations.

         General and administrative expenses totaled $65.4 million (13.8% of net revenues) for the first nine months of 1999, compared to $63.4 million (13.8% of net revenues) for the first nine months of 1998, an increase of $2.0 million. The increase is primarily attributable to higher legal fees at domestic operations, higher bad debt provisions at IVAX's Asian operations and increased accruals for incentive compensation partially offset by lower executive severance payments at Corporate headquarters and $3.2 million received in settlement of a patent infringement lawsuit.

         Research and development expenses totaled $38.1 million (8.1% of net revenues) for the first nine months of 1999 compared to $39.9 million (8.7% of net revenues) the first nine months of 1998, a decrease of $1.8 million. The future level of research and development expenditures will depend on, among other things, the outcome of clinical testing of products under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity.

         OTHER INCOME (EXPENSE)

         Interest income decreased $3.2 million for the nine months ended September 30, 1999, as compared to the nine months ended September 30, 1998. Lower levels of cash on hand due primarily to the repurchase of common stock outstanding accounted for the decrease in interest income.

         Interest expense decreased $1.6 million for the nine months ended September 30, 1999, as compared to the nine months ended September 30, 1998, primarily due to the retirement of IVAX's 6 1/2% Convertible Subordinated Notes in the amount of $11.3 million during the fourth quarter of 1998 and $31.4 million during the first nine months of 1999.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998

         Net income for the three months ended September 30, 1999 was $17.4 million compared to $48.5 million for the same period in 1998. Income from continuing operations was $16.9 million for the three months ended September 30, 1999, compared to $7.5 million for the same period in 1998.

         Earnings per common share were $.16 for the three months ended September 30, 1999 compared to $.41 for the same period of the prior year. Earnings per common share from continuing operations were $.16 for the three months ended September 30, 1999 compared to $.06 for the same period in the prior year. For the three months ended September 30, 1998, discontinued operations resulted in $.35 earnings per share.

         NET REVENUES AND GROSS PROFIT

         Net revenues for the three months ended September 30, 1999, totaled $168.9 million, an increase of $10.1 million, or 6.4%, from the $158.8 million reported in the same period of the prior year. This increase consists of an increase of $2.2 million in net revenues from IVAX's domestic operations and $7.9 million in net revenues from international operations.

         Domestic net revenues totaled $75.2 million for the three months ended September 30, 1999, compared to $73.0 million for the same period of the prior year. The $2.2 million, or 3.0%, increase was primarily attributable to increased sales volume and lower sales returns and allowances offset by reduced other revenues recognized from the settlement of litigation with Abbott and lower sales prices of certain generic pharmaceutical products. IVAX's domestic operations recorded provisions for sales returns and allowances which reduced gross sales by $25.4 million and $30.0 million during the three months ended September 30, 1999 and 1998, respectively.

         IVAX's international operations generated net revenues of $93.7 million for the three months ended September 30, 1999, compared to $85.8 million for the same period of the prior year. The $7.9 million, or 9.2%, increase in international net revenues was primarily due to increased net sales from IVAX's Czech Republic and United Kingdom subsidiaries. IVAX's international operations recorded provisions for sales returns and allowances which reduced gross sales by $9.3 million and $4.7 million during the three months ended September 30, 1999 and 1998, respectively.

         Gross profit for the three months ended September 30, 1999 increased $17.2 million, or 28.2%, compared to the same period in 1998. Gross profit was $78.4 million (46.4% of net revenues) for the 1999 period, compared to $61.1 million (38.5% of net revenues) for the 1998 period. The improvement in gross profit percentage was primarily the result of product mix, lower cost of sales due to reduced raw material costs and operating costs due to plant consolidation, and lower sales returns and allowances offset by reduced revenues associated with the Abbott settlement at IVAX's United States generic pharmaceutical operations.


         OPERATING EXPENSES

         Selling expenses totaled $19.3 million (11.4% of net revenues) for the three months ended September 30, 1999, a decrease of $.3 million, from $19.6 million (12.3% of net revenues) for the same period of 1998. The decrease was primarily attributable to reduced sales force and promotional costs at IVAX's international operations.

         General and administrative expenses totaled $23.0 million (13.6% of net revenues) for the three months ended September 30, 1999, compared to $22.5 million (14.2% of net revenues) for the same period of 1998, an increase of $.4 million, or 1.9%. The increase is due primarily to higher legal fees at domestic operations, higher bad debt provisions at IVAX's Asian operations and increased accruals for incentive compensation offset by lower executive severance payments at Corporate headquarters and $3.2 million received in settlement of a patent infringement lawsuit.

         Research and development expenses totaled $13.4 million (7.9% of net revenues) for the three months ended September 30, 1999 compared to $12.8 million (8.1% of net revenues) for the same period of the prior year, an increase of $.6 million, or 4.4%.

         OTHER INCOME (EXPENSE)

         Interest income decreased $2.4 million for the three months ended September 30, 1999, as compared to the three months ended September 30, 1998, due to lower levels of cash on hand. Interest expense decreased $.8 million for the three months ended September 30, 1999, compared to the same period of the prior year, primarily due to the retirement of IVAX's 6 1/2% Convertible Subordinated Notes in the amount of $11.3 million during the fourth quarter of 1998 and $31.4 million during the first nine months of 1999.

DISCONTINUED OPERATIONS

         Income from discontinued operations for the nine months ended September 30, 1999 represents collection of principal and interest on a note receivable from the 1998 sale of one of the personal care products subsidiaries. Results of operations for the nine months ended September 30, 1998 includes the personal care products business and the vacuum pump fluids segment of the specialty chemicals business through its sale in February 1998. See Note 5, Divestitures, in IVAX's Annual Report on Form 10-K for the year ended December 31, 1998.

                             CURRENCY FLUCTUATIONS

         For the three and nine months ended September 30, 1999, approximately 55.5% and 53.3%, respectively, of IVAX's net revenues were attributable to operations which principally generated revenues in currencies other than the United States dollar, compared to approximately 54% for the three and nine months ended September 30, 1998. Fluctuations in the value of foreign currencies relative to the United States dollar affect the reported results of operations for IVAX. If the United States dollar weakens relative to the foreign currency, the earnings generated in the foreign currency will, in effect, increase when converted into United States dollars and vice versa. As a result of exchange rate differences, net revenues for the three and nine months ended September 30, 1999 decreased by approximately $3.9 million and $3.4 million, respectively, as compared to the same periods of the prior year.

                                  INCOME TAXES

         IVAX recognized a $10.6 million tax provision for the nine months ended September 30, 1999, of which $14.3 million relates to foreign operations and includes a valuation allowance of $4.1 million recorded in the second quarter against the UK deferred tax asset due to continuing losses within the taxing jurisdiction. Offsetting the impact of the foreign provision was a net credit for domestic taxes of $3.7 million resulting primarily from the reversal, in the second quarter, of $5.5 million of valuation allowances previously recorded against the domestic net deferred tax asset. As of September 30, 1999, the domestic net deferred tax asset includes a valuation allowance of $85.1 million, or 93%, of the deferred tax asset balance.

         As of September 30, 1999, IVAX had domestic and foreign net deferred tax assets of $6.1 million and $14.7 million, respectively. Realization of the net deferred tax assets is dependent upon generating sufficient future domestic and foreign taxable income. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized. Management's estimates of future taxable income are subject to revision due to, among other things, regulatory and competitive factors affecting the pharmaceutical industry. Such factors are further discussed in management's discussion and analysis of financial condition and results of operations included in IVAX's Annual Report on Form 10-K for the year ended December 31, 1998.

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

STATUS

         IVAX initiated its Year 2000 project in 1997 and engaged an independent consulting company to assist in coordinating its Year 2000 project. The initial inventory, assessment and prioritization and planning phases were completed by January 1998 and remediation and testing phases for both IT and non-IT systems are nearly complete. IVAX determined that a portion of its operating systems and equipment required modification or replacement to ensure that they will be Year 2000 compliant and accelerated the implementation of new IT systems at two subsidiaries due to the Year 2000 issue. Implementation of the new IT systems is expected to mediate the majority of the internal Year 2000 IT issues at these subsidiaries. None of IVAX's other IT projects have been materially delayed or impacted due to the implementation of the Year 2000 Project.

         IVAX initiated efforts in 1998 to determine the extent to which it may be impacted by Year 2000 issues of third parties, including suppliers, customers, service providers and certain agencies and regulatory organizations. Substantially all major third parties have been contacted and follow-up activities are expected to continue throughout 1999. However, IVAX can provide no assurance that these third parties will not experience business disruption.




COSTS

         The estimated total cost of the Year 2000 project, excluding the direct costs of internal employees working on the project, is $12.6 million. As of September 30, 1999, IVAX had incurred costs of approximately $11.8 million related to this project, including the cost to implement the new IT systems. These costs are being expensed as incurred except for the costs of new IT systems, which are being capitalized. The internal direct costs associated with IVAX employees working on the Year 2000 project cannot be quantified. The project is being funded by cash on hand and from internally generated funds, which IVAX expects to be adequate to complete the project.

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

         IVAX currently believes that the most reasonably likely worst-case scenario concerning the Year 2000 involves potential business disruption among the third parties with whom it conducts significant business. If a number of these third parties (including, in particular, wholesalers, managed care organizations and clinical researchers) experience business disruption due to a Year 2000 computer problem, IVAX's results of operations and cash flows could be materially adversely affected.

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

                        LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1999, IVAX's working capital was $132.7 million compared to $269.5 million at December 31, 1998. Cash and cash equivalents totaled $68.0 million at September 30, 1999, as compared to $208.6 million at December 31, 1998.

         Net cash of $48.2 million was provided by operating activities during the first nine months of 1999, compared to $31.8 million during the same period of the prior year. The increase in cash provided by operating activities, as compared to the first nine months of 1998, was primarily the result of improved operating earnings, collection of royalty and milestone payments related to sales of Elmiron and reductions in accounts payable payments.

         Net cash of $27.6 million was used for investing activities during the first nine months of 1999, as compared to $50.1 million provided during the same period of the prior year. The decrease was primarily attributable to the sale in 1998 of IVAX's personal care products business for net proceeds of $83.5 million, the sale of two manufacturing facilities for $13.3 million, and the sale of the vacuum pump fluids business for $3.9 million and to $5.0 million paid in 1999 for the acquisition of additional common stock of the Czech Republic subsidiary increasing IVAX's ownership from 74% to 86%. These shares were purchased primarily under a tender offer for all outstanding shares of the Czech Republic subsidiary initiated May 19, 1999, which expired July 19, 1999. IVAX may purchase additional shares of the Czech Republic subsidiary as they become available. Offsetting these impacts were $11.4 million of reduced capital expenditures and $19.2 million of reduced spending for acquisition of patents, trademarks, licenses and other intangibles.

         Net cash of $160.3 million was used for financing activities during the first nine months of 1999, compared to $46.5 million during the same period of the prior year, primarily reflecting increased repurchases of common stock during the first nine months of 1999 compared to 1998. On April 13, 1999 and June 17, 1999, IVAX's Board of Directors approved increases in the share repurchase program authorizing IVAX to repurchase an additional 5.0 million and
1.5 million shares, respectively, of IVAX's common stock to supplement the 12.5 million shares authorized in prior years. As of September 30, 1999, approximately 17.4 million shares have been repurchased and 1.6 million shares remained authorized for repurchase. In connection with the share repurchase program, in the second quarter of 1999, IVAX received $2.1 million in premiums on the issuance of 1.5 million free-standing put options for IVAX common stock. In the event that the put options are exercised, the maximum repurchase obligation would be $20.2 million. See Note 10, Shareholders' Equity in the notes to condensed consolidated financial statements included in Item 1 of this Quarterly Report. Proceeds from the exercise of stock options totaled $8.3 million and $1.5 million during the first nine months of 1999 and 1998, respectively. During the first nine months of 1999, IVAX also repurchased $31.4 million face value of 6 1/2% Convertible Subordinated Notes due November 2001. Approximately $3.6 million of 6 1/2% Convertible Subordinated Notes remained authorized for repurchase. During the first quarter of 1998, IVAX retired $6.7 million of industrial revenue bonds that were due in 2008.

         IVAX plans to spend substantial amounts of capital in 1999 to continue the research and development of pharmaceutical products. Although research and development expenditures are expected to be between $55 million and $65 million during 1999, actual expenditures will depend on, among other things, the outcome of clinical testing of products under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity. In addition, IVAX plans to spend between $40 million and $45 million in 1999 to improve and expand its pharmaceutical and other related facilities, of which $23.7 million has been spent during the first nine months of the year.

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         With respect to the case styled David Malin, et al. v. IVAX Corporation, Phillip Frost, Jack Fishman, Michael W. Fipps, and John H. Klein, previously reported in IVAX's Annual Report on Form 10-K for the year ended December 31, 1998, the United States District Court for the Southern District of Florida granted the defendants' motion to dismiss the amended complaint and dismissed the amended complaint with prejudice on July 9, 1999.
Plaintiffs have filed an appeal, which remains pending.

         With respect to the case styled Alan M. Harris, Yitzchok Wolpin and Fausto Pombar v. IVAX Corporation, Phillip Frost and Michael W. Fipps, previously reported in IVAX's Annual Report on Form 10-K for the year ended December 31, 1998, the United States District Court of Appeals for the Eleventh Circuit affirmed the dismissal of the action on July 27, 1999. Plaintiffs have filed a motion for re-hearing, which remains pending.

         On July 13, 1999, an action styled Walgreen Co., et al. v. Abbott Laboratories, Geneva Pharmaceuticals, Inc. and Zenith Goldline Pharmaceuticals, Inc. was filed in the United States District Court for the Southern District of Florida, alleging a violation of Section 1 of the Sherman Antitrust Act. Plaintiffs allege that, by settling patent-related litigation against Abbott in exchange for quarterly payments, the defendants engaged in an unlawful restraint of trade. The complaint seeks unspecified treble damages and injunctive relief. This case has been consolidated with Louisiana Wholesale Drug Co. v. Abbott Laboratories, Geneva Pharmaceuticals and Zenith Goldline Pharmaceuticals, which was previously reported in IVAX's Annual Report on Form 10-K for the year ended December 31, 1998.

         Two additional class action lawsuits containing allegations similar to those in the Walgreen case were filed in the United States District Court for New York on August 30, 1999 and October 26, 1999. The actions, which are styled, respectively, Drug Mart Pharma v. Abbott Laboratories, et al. and Char-Mar Pharmacy v. Abbott Laboratories, et al. are in the early stages, and IVAX intends to contest them vigorously. Management does not believe that these actions are likely to have a material adverse impact on the financial condition or results of operations of IVAX.

         Zenith Goldline Pharmaceuticals, Inc. ("Zenith"), a wholly-owned subsidiary of IVAX has been named in a number of individual and class action lawsuits in both state and federal courts involving the diet drug combination of fenfluramine and phentermine, commonly known as "fen-phen". Generally, these lawsuits seek damages for personal injury, wrongful death and loss of consortium, as well as punitive damages, under a variety of liability theories including strict products liability, breach of warranty and negligence. Zenith did not manufacture either fenfluramine or phentermine, but did distribute the generic version of phentermine manufactured by Eon Labs Manufacturing, Inc. ("Eon") and Camall Company. Although Zenith had a very small market share, to date Zenith has been named in approximately 3,655 cases and has been dismissed from approximately 291 cases, with an additional 1,600 dismissals pending. Zenith intends to vigorously defend all of the lawsuits, and while management believes that its defense will succeed, as with any litigation, there can be no assurance of this. Currently Zenith is being defended and indemnified by Eon. In the event that Eon discontinues providing this defense and indemnity, Zenith has its own product liability insurance. While Zenith's insurance carriers have issued reservations of rights, Zenith believes that it has adequate coverage. Although it is impossible to predict with certainty the outcome of litigation, in the opinion of management, this litigation will not have a material adverse impact on the financial condition or results of operation of IVAX.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

            Exhibit
            Number                 Description                 Method of Filing
            -------                ------------                ----------------
              27             Financial Data Schedule            Filed herewith.


(b)     Reports on Form 8-K

        No reports on Form 8-K were filed by IVAX during the three months ended September 30, 1999.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, IVAX has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              IVAX CORPORATION



Date: November  9, 1999                       By: /s/ Thomas Beier
      -----------------                           ------------------------------
                                                  Thomas Beier
                                                  Senior Vice President-Finance
                                                  Chief Financial Officer