Form 10-K
period 1999-12-31
IVAX CORP /DE
filed 2000-03-30
CIK 772197

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                   ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of February 29, 2000, there were 153,770,029 shares of Common Stock outstanding.

         The aggregate market value of the voting stock held by non-affiliates of the registrant on February 29, 2000, was approximately $2.9 billion.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Certain information required by Parts II and IV are incorporated by reference from portions of the Registrants 1999 Annual Report to Shareholders.

         Information required by Part III is incorporated by reference to portions of the Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission within 120 days after the close of the 1999 fiscal year.

                                IVAX CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS


                                                                           PAGE
                                                                           ----
                                     PART I

Item 1.  Business........................................................... 1
Item 2.  Properties.........................................................13
Item 3.  Legal Proceedings..................................................14
Item 4.  Submission of Matters to a Vote of Security Holders................17


                                     PART II

Item 5.  Market for Registrant's Common Equity and
           Related Shareholder Matters......................................18
Item 6.  Selected Financial Data............................................18
Item 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations............................................19
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.........19
Item 8.  Financial Statements and Supplementary Data........................19
Item 9.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure.............................................19


                                    PART III

Item 10. Directors and Executive Officers of the Registrant.................19
Item 11. Executive Compensation.............................................19
Item 12. Security Ownership of Certain Beneficial Owners and Management.....19
Item 13. Certain Relationships and Related Transactions.....................19


                                     PART IV

Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K....20

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         IVAX Corporation is a holding company with subsidiaries engaged in the research, development, licensing, manufacture, marketing and distribution of proprietary and generic pharmaceutical products in the United States and foreign markets. IVAX was incorporated in Florida in 1993, as successor to a Delaware corporation formed in 1985. Its principal executive offices are located at 4400 Biscayne Boulevard, Miami, Florida 33137 and its telephone number is (305) 575-6000. All references to "IVAX" in this Form 10-K mean IVAX Corporation and/or its subsidiaries unless the context otherwise requires.

FOCUS AND STRATEGY

         IVAX has determined to focus its business primarily in three areas: (i) proprietary pharmaceuticals, (ii) generic pharmaceuticals, especially specialty generics, and (iii) collaborative alliances with other pharmaceutical companies to further develop or license IVAX' proprietary pharmaceuticals, devices, and technologies. IVAX intends to leverage its expertise and talent in each of these areas.

         While IVAX has a strong pipeline of proprietary drugs in various areas, the two areas that are most developed are oncology and respiratory. In the oncology area, IVAX intends to continue its efforts to bring its proprietary drug Paxene(R) to market and to license from others oncology compounds that will complement Paxene (see "Research and Development - PROPRIETARY PHARMACEUTICALS"). In the respiratory area, IVAX intends to capitalize and expand on its expertise in inhalation devices for asthma, both dry powder and aerosol, including those with propellants that contain chlorofluorocarbons ("CFCs") and those that do not contain chlorofluorocarbons ("CFC-Free").

         In the generic drug area, IVAX is seeking to improve its worldwide generic drug business by supplementing its generic product portfolio through the development and introduction of specialty generic products which, because of one or more characteristics, are likely to encounter less competition. Such products include those which are difficult to formulate or manufacture, which involve regulatory obstacles or potential patent challenges, or for which limited raw material suppliers exist. IVAX believes that by emphasizing the development of such products, it can mitigate the pricing pressure on other generic drugs and thereby realize better margins from the sale of generic drugs. In keeping with this strategy, IVAX plans to launch generic paclitaxel in the United States in the second half of 2000.

         In the area of collaborative alliances, IVAX has benefited from licensing or partnering arrangements with major international companies, such as Glaxo Wellcome plc, BASF Aktiengesellschaft, Yamanouchi Pharmaceutical Co., Ltd. and Abbott Laboratories. During 1999, IVAX entered into agreements with each of Indiana Protein Technologies to jointly develop generic peptide-based pharmaceutical products, and Bristol-Myers Squibb Company to collaborate and develop products in the areas of inhalation technology and with an option to negotiate a license for an oral formulation of paclitaxel (see "Licensing and Collaboration"). IVAX continues to seek strategic collaborations with third parties to exploit its proprietary technologies on an opportunistic basis.

         IVAX also has small, but growing subsidiaries in the areas of veterinary pharmaceuticals, diagnostic assays and analyzers, and nutritional supplements and herbal medications.

PHARMACEUTICALS

         IVAX' pharmaceutical business historically has grown through the development and acquisition of brand name, generic and over-the-counter pharmaceutical products, the license of technology and products from third parties, and the acquisition of pharmaceutical and other businesses. IVAX markets several brand-name pharmaceutical products and a wide variety of generic and over-the-counter pharmaceutical products primarily in the United States and the United Kingdom. IVAX also maintains direct operations in Argentina, China, the Czech Republic, Germany, Hong Kong, Hungary, India, Ireland, Italy, Kazakhstan, Latvia, Peru, Poland, Russia, the Slovak Republic, Ukraine and Uruguay, and markets its products through distributors or joint ventures in other foreign markets.

PROPRIETARY PRODUCTS

         IVAX has substantial expertise in the development, manufacture and marketing of respiratory drugs, primarily for asthma, in metered-dose inhaler ("MDI") formulations. IVAX holds patents on a breath-activated MDI which is designed to overcome the difficulty many persons experience with conventional MDIs in attempting to coordinate their inhalation with the emission of the medication. IVAX' device, called Easi-Breathe(TM), emits the medication automatically in one step upon inhalation, minimizing coordination problems and better ensuring that the medication is delivered to the lungs. IVAX markets its Easi-Breathe breath-activated inhaler through its Baker Norton division in the U.K. and through Galena a.s. in the Czech Republic. In December 1996, IVAX licensed the Easi-Breathe device to Glaxo Wellcome for use with a number of inhaled compounds (including, among others, beclomethasone and albuterol) mixed with CFC or hydrofluoroalkane ("HFA") propellants. The license granted Glaxo Wellcome the exclusive right to use the Easi-Breathe device for these compounds on a worldwide basis. IVAX renegotiated this agreement in order to regain rights to market IVAX' Easi-Breathe inhaler containing beclomethasone and albuterol worldwide, except that IVAX and Glaxo Wellcome will continue to jointly market the Easi-Breathe inhaler in the United Kingdom and Ireland until the end of 2000. The parties are discussing a number of other ways in which to strengthen their alliance.

         In September 1997, IVAX sold the United States and Canadian marketing rights to its proprietary drug Elmiron(R), an innovative drug used for the treatment of interstitial cystitis, and the urological medications Bicitra(R), Polycitra(R), Polycitra-K Crystals(R), Polycitra-LC(TM), Neutra-Phos(R), and Neutra-Phos-K(TM), to ALZA Corporation ("ALZA"). Although this sale represented an exit by IVAX from the urology business in 1997, IVAX retained the rights to these products outside of the United States and Canada. IVAX received $75.0 million in up-front payments from ALZA and recognized a $43 million gain on the sale in 1997. IVAX also received milestone and royalty payments based on the achievement of specified sales levels in 1998 and 1999, which are included in other income as additional gain on sale of product rights. IVAX may receive additional milestone and royalty payments. However, no assurance can be given that IVAX will receive additional payments from ALZA.

         IVAX markets a number of brand-name products treating a variety of conditions through its subsidiaries throughout the world. These products are marketed by IVAX' direct sales force to physicians, pharmacies, hospitals, managed health care organizations and government agencies, and are sold primarily to wholesalers, retail pharmacies, distributors, hospitals and physicians. Approximately 20%, 15% and 26% of IVAX' consolidated net revenues for the years ended December 31, 1999, 1998 and 1997, respectively, were attributable to worldwide sales of branded drugs.

GENERIC PRODUCTS

         Generic drugs are therapeutically equivalent to their brand-name counterparts, but are generally sold at lower prices as alternatives to the brand-name products. After giving effect to the restatement described below in "Disposition of Non-Core Businesses," approximately 57%, 65% and 49% of IVAX' consolidated net revenues for the years ended December 31, 1999, 1998 and 1997, respectively, were attributable to worldwide sales of generic prescription and over-the-counter drugs and vitamin supplements.

         In the United States, IVAX manufactures and markets under the "Zenith Goldline" and "Goldline" trade names approximately 57 generic prescription drugs in capsule or tablet forms in an aggregate of approximately 116 dosage strengths. IVAX distributes in the United States (but does not manufacture) approximately 349 additional generic prescription and over-the-counter drugs and vitamin supplements, in various dosage forms, dosage strengths and package sizes. IVAX' domestic generic drug distribution network encompasses most trade classes of the pharmaceutical market, including wholesalers, retail drug chains, retail pharmacies, mail order companies, managed care organizations, hospital groups, nursing home providers and government agencies. Approximately 48% of IVAX' 1999 United States generic pharmaceutical sales were made to the top five customers of that business. None of these customers individually represents 10% or more of IVAX' consolidated net revenues. The loss of any of these customers would have an adverse effect on IVAX' business and results of operations (see "Competition").

         In the United Kingdom, IVAX is the largest manufacturer and distributor of generic pharmaceuticals. IVAX markets under the "Norton" trade name approximately 110 generic prescription and over-the-counter drugs, about half of which IVAX manufactures, in various dosage forms and dosage strengths, constituting an aggregate of approximately 229 products. Such products are marketed to wholesalers, retail pharmacies, hospitals, physicians and government agencies. In addition, IVAX manufactures and markets primarily in the United Kingdom various "blow-fill-seal" pharmaceutical products, such as contact lens solutions, unit-dose eye drops, solutions for injection or irrigation, and unit-dose vials for nebulization to treat respiratory disorders. IVAX also contract manufactures pharmaceutical products in the United Kingdom and Ireland for other companies.

ACQUISITIONS AND JOINT VENTURES

         In October 1999, IVAX acquired the Institute for Drug Research, Ltd. ("IDR"), which is based in Budapest, Hungary. IDR employs approximately 200 scientists and support staff and engages in original drug discovery and provides contract research services to other pharmaceutical companies. It was originally founded in 1950 as a government-owned pharmaceutical research and development center for the Hungarian pharmaceutical industry. It has expertise in drug discovery, screening, synthesis, and pre-clinical development. Additionally, IDR has a depository of more than 1,500 microorganisms to produce chemicals of medicinal value through fermentation. IDR has a number of new drugs that are now in Phase 1 clinical trials, including a tri-peptide with anti-thrombin activity similar to heparin, which helps prevent blood clots.

         In 1996, IVAX acquired Elvetium S.A. (Argentina), Alet Laboratorios S.A.E.C.I. y E. and Elvetium S.A. (Uruguay). In 1998, Alet Laboratorios S.A.E.C.I. y E. merged into Elvetium S.A. (Argentina), which is headquartered in Buenos Aires and engaged in the business of manufacturing and marketing pharmaceuticals in Argentina. Elvetium S.A. (Uruguay) is headquartered in Montevideo and engaged in the business of manufacturing and marketing pharmaceuticals in Uruguay.

         In 1994, IVAX acquired a 60% interest in Galena a.s. ("Galena"), one of the oldest and best known pharmaceutical companies based in the Czech Republic. Through open market purchases made in 1995, 1996 and 1999, and a public tender offer made in 1999, IVAX increased its ownership interest in Galena to 86%. Galena develops, manufactures and markets a variety of human pharmaceutical and veterinary products, as well as syrup for a herbal based cola and an energy sport beverage, active ingredients and herbal extracts used in the manufacture of pharmaceuticals, including cyclosporin and ergot alkaloids. All products are manufactured in the Czech Republic. Galena sells its products primarily in Central and Eastern European countries, including Russia. As part of the 1994 acquisition, IVAX contributed to Galena rights to manufacture and market certain products and products under development by IVAX in certain countries.

         IVAX is a 50% partner in two Chinese joint ventures, one with Kunming Pharmaceutical Factory, named Kunming Baker Norton Pharmaceutical Co., Ltd., which manufactures and markets a variety of pharmaceutical products, and the other with Beijing Ji-Zhi Pharmaceuticals Technology Development Company of the Pharmaceuticals Research and Development Centre, China, named Beijing JiAi

Pharmaceuticals Limited Liability Company, which manufactures and markets inhalation products for respiratory ailments.

OTHER BUSINESSES

NEUTRACEUTICALS

        IVAX provides contract manufacturing services for the nutritional supplement industry from its encapsulating facility in Miami, Florida. Turnkey services include custom formulation, raw material sourcing, soft gelatin encapsulation, and specialized packaging. Utilizing herbal extracts manufactured by its Galena a.s. subsidiary, IVAX also manufactures a line of high quality herbal neutraceutical products in soft gelatin capsules.

VETERINARY PRODUCTS

         IVAX formulates, packages and distributes under the "DVM Pharmaceuticals" trade name various veterinary products in the United States, primarily neutraceutical and dermatological products for companion animals. These products are marketed through IVAX' direct sales force and a national network of veterinary product distributors primarily to small animal practitioners. DVM is developing several proprietary veterinary products, including one for feline urological syndrome.

DIAGNOSTICS

         IVAX' diagnostics group develops, manufactures and markets diagnostic reagents and instrumentation. IVAX manufactures and markets a line of enzyme immunoassays ("EIAs") which are used to detect the presence of infectious and autoimmune diseases, and a line of autoimmune antigens, reagents and other related products. IVAX also manufactures and markets automatic instruments for these assays. The diagnostic group's products are marketed to clinical reference laboratories, hospital laboratories, research institutions and other commercial entities in the United States through IVAX' direct sales force. In May 1999, IVAX' diagnostics group entered into a three year agreement to supply automated walk-away instrumentation for clinical laboratories to Sigma Diagnostics, Inc. IVAX also markets these products, as well as diagnostic products manufactured by others, in Italy through a direct sales force to public hospitals and private medical laboratories. Sales of IVAX' diagnostic products are also made through independent distributors in various other foreign markets.

RESEARCH AND DEVELOPMENT

         For the years ended December 31, 1999, 1998 and 1997, IVAX spent $54.2 million, $48.6 million and $53.4 million, respectively, for company-sponsored research and development activities. In 1999, approximately 97% of such amount was dedicated to pharmaceutical research and development. From time to time, IVAX may supplement its research and development efforts by entering into research and development agreements, joint ventures and other collaborative arrangements with other companies to defray the cost of product development. IVAX intends to pursue a balanced strategy of developing proprietary pharmaceutical products with an emphasis on the oncology and respiratory fields, as well as generic pharmaceutical products with an emphasis on specialty generics (see "General - Focus and Strategy").

         Statements in this Form 10-K concerning IVAX' product development strategy and the timing of regulatory filings and approvals are forward-looking statements which are subject to risks and uncertainties. The length of time necessary to complete clinical trials and from submission of an application for market approval to a final decision by a regulatory authority varies significantly. No assurance can be given that IVAX will successfully complete the development of products under development, that IVAX will be able to obtain regulatory approval for any such product, or that any approved product may be produced in commercial quantities, at reasonable costs, and be successfully marketed. Similarly, there can be no assurance that IVAX' competitors will not develop and introduce products that will adversely affect IVAX' business and results of operations.

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

         ELMIRON(R). IVAX received its first United States approval to market a proprietary drug in September 1996, when the United States Food and Drug Administration (the "FDA") cleared IVAX' New Drug Application ("NDA") for the marketing of its patented prescription medication Elmiron (pentosan polysulfate sodium). Elmiron is approved in the United States and Canada for the treatment of interstitial cystitis, a chronic, progressive and debilitating urinary bladder disease primarily afflicting women. In September 1997, IVAX sold the marketing rights to Elmiron for all indications, as well as rights to certain other products in the United States and Canada, to ALZA Corporation, but retained such rights outside the United States and Canada. (See "Pharmaceuticals
- PROPRIETARY PRODUCTS" and Note 6 of Notes to Consolidated Financial Statements for a more complete description of this transaction.)

         PAXENE(R). The active substance in the injectable drug paclitaxel is an unpatented compound which, in clinical trials sponsored by the National Cancer Institute, exhibited promising results in the treatment of ovarian and breast cancer and AIDS-related Kaposi's Sarcoma ("KS"). Bristol-Myers Squibb Company ("Bristol-Myers") currently markets an injectable product containing paclitaxel under the brand name Taxol(R) for the treatment of ovarian and breast cancer and KS. Paxene, IVAX' formulation of injectable paclitaxel, is marketed under a license from NaPro BioTherapeutics, Inc.

         IVAX submitted an NDA for Paxene for the treatment of KS in March 1997, and in December 1997, the FDA determined Paxene to be safe and effective for the treatment of KS, but indicated that Paxene could not be finally approved for this indication until August 4, 2004. The delay in final approval is due to a seven-year market exclusivity period under the Orphan Drug Act granted to Taxol, which was approved for KS earlier in 1997. Taxol's Orphan Drug exclusivity does not apply to NDAs or Abbreviated New Drug Applications ("ANDAs") for the use of paclitaxel to treat indications other than KS and does not apply in any market other than the United States. IVAX filed an ANDA for paclitaxel with the FDA in December 1997. In August 1998, IVAX purchased Immunex Corporation's ANDA for paclitaxel, the first filed with the FDA for paclitaxel injection. IVAX filed an application for regulatory approval of Paxene to treat KS in the European Union in 1997 and, in July 1999, the European Committee for Proprietary Medical Products approved this application. IVAX' Galena subsidiary received an exception from registration to market Paxene for KS in the Czech Republic in January 1999. IVAX has also applied for approval to market Paxene in other countries.

         Bristol-Myers has obtained numerous patents relating to paclitaxel, including patents covering the production of paclitaxel, its administration to patients and its formulation. Even if IVAX' NDA for Paxene or its ANDA for paclitaxel is approved, IVAX will not be able to market paclitaxel if Bristol-Myers successfully enforces such patents against IVAX. In January 1998, Bristol-Myers initiated patent infringement litigation against Immunex and, under the Waxman-Hatch Act, the IVAX-owned paclitaxel ANDA filed by Immunex may not be approved by the FDA until the earlier of June 2000 or the date when a court determines that certain of Bristol-Myers' patents are either unenforceable or not infringed by IVAX' product (see "Governmental Regulation").

         PAXORAL(R). Presently, paclitaxel is marketed only in injectable form. IVAX is developing an oral formulation of paclitaxel that IVAX believes may provide significant advantages over the injectable dosage form in terms of patient convenience and reduced side-effects. IVAX is currently conducting human clinical trials to test the safety and efficacy of Paxoral.

         INHALATION AEROSOL PRODUCTS. IVAX is continuing to develop the Easi-Breathe(TM) inhaler for use with various compounds. IVAX markets the asthma drug Cromogen(TM) (sodium cromoglycate) under its own name, and the asthma drugs Ventolin(R) (albuterol) and Becotide(R) (beclomethasone) under Glaxo Wellcome's name, in the Easi-Breathe inhaler in the United Kingdom and Ireland. Ventolin and Becotide are registered trademarks of Glaxo Wellcome. In light of international agreements calling for the eventual phase-out of CFCs, IVAX is developing CFC-Free inhalation aerosol products. IVAX received regulatory approval to market CFC-Free beclomethasone in Ireland and France in 1997 in its standard MDI and its Easi-Breathe inhaler, the first such approvals for any company anywhere in the world. In October 1999, IVAX received regulatory approval to market CFC-Free beclomethasone in its standard MDI in Belgium, Italy, Finland and Portugal. In 1998, IVAX also applied for approval to market an albuterol CFC-Free formulation in various European countries. Also, IVAX has developed a multi-dose dry powder inhaler ("MDPI") which uses no propellant and is believed to have superior dosing accuracy than competing models. In 1998, IVAX completed clinical trials in the United Kingdom for budesonide in IVAX' MDPI. In 1999, IVAX submitted Marketing Authorization Applications in the United Kingdom for approval to market an MDPI for use with albuterol and budesonide.

         In developing environmentally friendly, CFC-Free formulations for MDIs, IVAX and many of its competitors have obtained or licensed patents on formulations containing alternative propellants. There are many existing patents covering the use of hydrofluoroalkane with pharmaceuticals, and successful product development by IVAX may require that IVAX incur substantial expense in seeking to develop formulations that do not infringe competitors' patents, or that IVAX license or invalidate such patents. IVAX successfully invalidated certain relevant United Kingdom and European patents in the United Kingdom during 1997, 1998, and early 1999, but there can be no assurance that it will be successful in defeating the corresponding patents in the United States or other foreign jurisdictions.

GENERIC PHARMACEUTICALS

         IVAX also develops generic pharmaceutical products. During 1999, IVAX received final FDA approval of 3 ANDAs, tentative FDA approval of 5 ANDAs, approval of 6 Abridged Product License Applications ("APLAs"), the United Kingdom equivalent of an ANDA, from the United Kingdom Medicines Control Agency (the "MCA") and approval of 8 APLAs in 4 other European Countries.

         As of January 1, 2000, IVAX had ANDAs or its foreign equivalent pending as follows:

      ------------------ -----------------
        NUMBER PENDING        COUNTRY
      ------------------ -----------------
              29           United States
      ------------------ -----------------
              28              England
      ------------------ -----------------
              11              Ireland
      ------------------ -----------------
               8              Germany
      ------------------ -----------------
               2              France
      ------------------ -----------------
               1              Canada
      ------------------ -----------------

         IVAX is seeking to supplement its portfolio of generic products by emphasizing the development of specialty generics, defined as those products which, because of one or more special characteristics, are likely to encounter less competition. Such drugs include those which are difficult to formulate or manufacture, which involve regulatory obstacles or potential patent challenges, or for which limited raw material suppliers exist. By emphasizing the development of specialty generics, IVAX seeks to introduce generic products that its competitors cannot easily develop and thereby obtain better margins from sales of its generic products. In addition, in evaluating which generic pharmaceutical product development projects to undertake, IVAX considers whether the new product, once developed, will complement other IVAX products in the same therapeutic family, or will otherwise assist in making IVAX' product line more complete. Developing specialty generic pharmaceutical products involves a greater degree of risk than developing common generic pharmaceutical products and will require substantial time and resources. No assurance can be given that IVAX will successfully build a consistent, profitable pipeline of specialty generics or be able to obtain regulatory approval to market any such products.

GOVERNMENTAL REGULATION

         IVAX' pharmaceutical and diagnostic operations are subject to extensive regulation by governmental authorities in the United States and other countries with respect to the testing, approval, manufacture, labeling, marketing and sale of pharmaceutical and diagnostic products. IVAX devotes significant time, effort and expense to addressing the extensive government regulations applicable to its business, and in general, the trend is towards more stringent regulation.

         In the United States, the FDA requires extensive testing of new pharmaceutical products to demonstrate that such products are both safe and effective in treating the indications for which approval is sought. Testing in humans may not be commenced until after an Investigational New Drug exemption is granted by the FDA. An NDA must be submitted to the FDA for new drugs that have not been previously approved by the FDA and for new combinations of, and new indications and new delivery methods for, previously approved drugs. Three phases of clinical trials must be successfully completed before an NDA is approved: phase I clinical trials, which involve the administration of the drug to a small number of healthy subjects to determine safety, tolerance, absorption and metabolism characteristics; phase II clinical trials, which involve the administration of the drug to a limited number of patients for a specific disease to determine dose response, efficacy and safety; and phase III clinical trials, which involve the study of the drug to gain confirmatory evidence of efficacy and safety from a wide base of investigators and patients. In the case of a drug that has been previously approved by the FDA, an abbreviated approval process is available. For such drugs an ANDA may be submitted to the FDA for approval. For an ANDA to be approved, among other requirements, the drug must be shown to be bioequivalent to the previously approved drug. The NDA and ANDA approval process generally takes a number of years and involves the expenditure of substantial resources. There can be no assurance that the time and resources devoted to seeking regulatory approval for new products will result in product approvals or earnings.

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

         IVAX' diagnostic products are considered medical devices, and as such require either a 510(k) premarket notification clearance ("510(k)") or an approved Premarket Approval Application ("PMA") from the FDA prior to marketing. A product qualifies for a 510(k) if it is substantially equivalent to another medical device that was on the market prior to May 28, 1976 and does not now have a PMA or has previously received 510(k) premarket notification clearance and is lawfully on the market. The 510(k) approval process can take several months and may involve the submission of data demonstrating its equivalency to similar products in the market together with other supporting information. An approved PMA application indicates that the FDA has determined that a device has been proven to be safe and effective for its intended use. The PMA process typically can last several years and requires the submission of significant quantities of preclinical and clinical data as well as manufacturing and other information.

         On an ongoing basis, the FDA reviews the safety and efficacy of marketed pharmaceutical products and products considered medical devices and monitors labeling, advertising and other matters related to the promotion of such products. The FDA also regulates the facilities and procedures used to manufacture pharmaceutical and diagnostic products in the United States or for sale in the United States. Such facilities must be registered with the FDA and all products made in such facilities must be manufactured in accordance with "good manufacturing practices" established by the FDA. Compliance with good manufacturing practices guidelines requires the dedication of substantial resources and requires significant costs. The FDA periodically inspects IVAX' manufacturing facilities and procedures to assure compliance. The FDA may cause a recall or withdraw product approvals if regulatory standards are not maintained. FDA approval to manufacture a drug is site-specific. In the event an approved manufacturing facility for a particular drug becomes inoperable, obtaining the required FDA approval to manufacture such drug at a different manufacturing site could result in production delays, which could adversely affect IVAX' business and results of operations.

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

BACKLOG ORDERS

         As of December 31, 1999, the dollar amount of backlog orders for Zenith Goldline was $3.9 million and for Norton Healthcare was $3.2 million.

RAW MATERIALS

         Raw materials essential to IVAX' business are generally readily available from multiple sources. Certain raw materials and components used in the manufacture of IVAX' products are, however, available from limited sources, and in some cases, a single source. Any curtailment in the availability of such raw materials could be accompanied by production or other delays, and, in the case of products for which only one raw material supplier exists, could result in a material loss of sales, with consequent adverse effects on IVAX' business and results of operations. In addition, because raw material sources for pharmaceutical products must generally be approved by regulatory authorities, changes in raw material suppliers may result in production delays, higher raw material costs and loss of sales and customers. IVAX obtains a significant portion of its raw materials from foreign suppliers, and its arrangements with such suppliers are subject to, among other things, FDA, customs and other government clearances, duties and regulation by the countries of origin.

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

         Revenues and gross profit derived from generic pharmaceutical products tend to follow a pattern based on regulatory and competitive factors unique to the generic pharmaceutical industry. As patents for brand-name products and related exclusivity periods mandated by regulatory authorities expire, the first generic manufacturer to receive regulatory approval for and market generic equivalents of such products is usually able to achieve relatively high market share, revenues and gross profit. As other generic manufacturers receive regulatory approvals and enter the market, sales volumes, market share and prices typically decline. Accordingly, the level of revenues and gross profit attributable to generic products developed and manufactured by IVAX is dependent, in part, on IVAX' ability to maintain a pipeline of products in development and to develop and rapidly introduce new products, the timing of regulatory approval of such products, the number and timing of regulatory approvals of competing products, and IVAX' ability to manufacture such products efficiently. Because of the regulatory and competitive factors discussed above, IVAX' revenues and results of operations historically have fluctuated from period to period. IVAX expects this fluctuation to continue as long as a significant part of its revenues are generated from sales of generic pharmaceuticals.

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

         The Food and Drug Modernization Act of 1997 includes a pediatric exclusivity provision that may provide an additional six months of market exclusivity in the United States for indications of new or currently marketed drugs, if certain agreed upon pediatric studies are completed by the applicant. Brand-name companies are utilizing this provision to increase their period of market exclusivity and are increasingly pursuing other strategies to prevent or delay the introduction of generic competition. These strategies include, among other things, initiating legislative efforts in various states to limit the substitution of generic versions of certain types of branded pharmaceuticals, seeking to establish regulatory obstacles to the demonstration of the bioequivalence of generic drugs to their brand-name counterparts, and instituting legal actions based on process or other patents that allegedly are infringed by the generic products.

         A significant amount of IVAX' United States generic pharmaceutical sales are made to a relatively small number of drug wholesalers and retail drug chains, which represent an essential part of the distribution chain of pharmaceutical products in the United States. Both of these industries have undergone, and are continuing to undergo, significant consolidation, which has resulted in IVAX' customers gaining more purchasing leverage and consequently increasing the pricing pressures facing IVAX' United States generic pharmaceutical business. Further consolidation among IVAX' customers may result in even greater pricing pressures and correspondingly reduce the gross margins of this business, and may also cause such customers to reduce their purchases of IVAX' products.

         Other competitive factors affecting IVAX' business include the emergence of large buying groups representing independent retail pharmacies and the prevalence and influence of managed care organizations and similar institutions, which are able to seek price discounts on pharmaceutical products. As the influence of these entities continues to grow, IVAX may continue to face increased pricing pressure on the products it markets.

PATENTS AND TRADEMARKS

         IVAX seeks to obtain patent protection on its products and products under development where appropriate. IVAX currently owns or has licenses under various United States and foreign patents and patent applications, which cover certain of its products, products under development, product uses and manufacturing processes. Protection for individual products, product uses or manufacturing processes extends for varying periods in accordance with the date of grant and the legal life of the patents in the various countries. The protection afforded, which may also vary from country to country, depends on the type of patent and its scope of coverage. There is no assurance that patents will be issued on pending applications or as to the scope or degree of protection patents will afford IVAX, or that IVAX' patents will be held valid by a court of competent jurisdiction. Although IVAX believes that its patents and licenses are important to its business, no single patent or license is currently material in relation to IVAX' business as a whole. Any litigation regarding IVAX' patents could result in substantial cost to IVAX.

         IVAX sells certain of its products under trademarks and seeks to obtain protection for its trademarks by registering them in the United States, United Kingdom and other countries where the products are marketed. At present, IVAX does not consider its trademarks, individually or in the aggregate, to be material in relation to its business as a whole.

         IVAX' success also depends on trade secrets which, in some cases, cannot be patented or as to which seeking patents may harm IVAX' competitive position. While IVAX generally requires its employees, advisors and consultants to execute confidentiality agreements prohibiting such persons from disclosing IVAX' trade secrets or using them in a manner harmful to IVAX, there can be no assurance that these agreements will provide adequate protection or that IVAX can meaningfully protect its proprietary interest in unpatented trade secrets.

LICENSING AND COLLABORATION

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

         In August 1999, IVAX entered into an agreement with Indiana Protein Technologies ("IPT"), a privately held company, to use IPT's recombinant technology in the joint development of a number of generic peptide-based pharmaceutical products.

         In November 1999, IVAX entered into a three year product collaboration and development services agreement with Bristol-Myers in the areas of inhalation technology and oncology. With respect to inhalation technology, the agreement calls for IVAX and Bristol-Myers to collaborate to develop one or more of Bristol-Myers' proprietary molecules using IVAX' patented devices, which Bristol-Myers would purchase from IVAX. Bristol-Myers would retain the worldwide rights to market respiratory products containing its compounds. On the oncology side, Bristol-Myers' Taxol(R) (paclitaxel) is the leading anti-cancer drug in the world, with 1999 sales estimated to reach approximately $1.5 billion. However, Taxol is an injectable product and is not orally available. As part of the agreement, Bristol-Myers was granted an option to negotiate a license to IVAX' patented system for making paclitaxel orally available.

SEASONALITY

         While certain of IVAX' individual products may have a degree of seasonality, there are no significant seasonal aspects to IVAX' business, except that sales of pharmaceutical products indicated for colds and flu symptoms are higher during the fourth quarter as customers supplement inventories in anticipation of the cold and flu season. In addition, revenues that are contingent upon licensees achieving certain sales targets during the year tend to be higher in the second half of the year.

ENVIRONMENT

         IVAX believes that its operations comply in all material respects with applicable laws and regulations concerning the environment. While it is impossible accurately to predict the future costs associated with environmental compliance and potential remediation activities, compliance with environmental laws is not expected to require significant capital expenditures and has not had, and is not presently expected to have, a material adverse effect on IVAX' earnings or competitive position.

INCREASES IN EFFICIENCY

         Beginning in the third quarter of 1996 and continuing throughout 1999, IVAX announced and initiated restructuring programs in an effort to enhance operating efficiencies and reduce costs. These objectives were achieved through workforce reductions, facility consolidations and other cost-saving measures throughout the organization. (see "Properties"). During this period, IVAX reduced its worldwide workforce from approximately 8,100 to approximately 3,800 employees, including reductions resulting from the sale of non-core businesses. IVAX also implemented strict controls on capital expenditures and working capital spending.

         In connection with the restructuring programs, IVAX consolidated its United States pharmaceutical distribution facilities into a single leased distribution center in Kenton County, Kentucky in 1997; sold its office, packaging and warehouse facility in Fort Lauderdale, Florida and its pharmaceutical manufacturing facilities in Syosset, New York and Kirkland, Quebec, Canada in 1998; sold its pharmaceutical manufacturing facility in Shreveport, Louisiana (which was closed in 1996) in 1998; and has substantially ceased manufacturing at its Northvale, New Jersey pharmaceutical manufacturing facility in 1999. Production from these facilities has been transferred to Cidra, Puerto Rico or other existing IVAX facilities.

         During 1998 and 1999, a focus of IVAX' restructuring program was the pharmaceutical operations of its Norton Healthcare Limited subsidiary located in the United Kingdom. As in the United States, this program included workforce reductions, facility consolidations and other cost-saving measures. As part of this restructuring, IVAX reduced its workforce in the United Kingdom from approximately 1,460 to approximately 1,200. During 1998, IVAX closed two manufacturing plants in southeast London, England and consolidated its U.K. manufacturing activities at its Waterford, Ireland facility. In 1999, IVAX consolidated its U.K. packaging operations into its Waterford, Ireland facility from Harlow, England and all other functions, including research and development, were consolidated into its new facility located in the Royal Docks area of London.

DISPOSITION OF NON-CORE BUSINESSES

         During 1997 and 1998, IVAX divested its intravenous products, specialty chemicals and personal care products businesses, all of which had been classified as discontinued operations since 1997. As a result of its decision to divest these businesses, in 1997 IVAX restated its financial statements to reflect these businesses as discontinued operations. Unless otherwise noted, all of the financial information contained herein reflects this restatement. IVAX completed the sale of the last of these businesses in July 1998. See Note 5, Divestitures, and Note 7, Discontinued Operations, to the Consolidated Financial Statements and "Management's Discussion and Analysis of Results of Operations and Financial Condition" incorporated by reference from the Financial Information section of the 1999 Annual Report to Shareholders for additional information. These businesses accounted for approximately 6% and 43% of IVAX' consolidated net revenues before the restatement described above during the years ended December 31, 1998 and 1997, respectively.

         Effective May 30, 1997, IVAX sold McGaw, Inc. ("McGaw"), its intravenous products subsidiary. IVAX' intravenous products business manufactured and marketed a broad line of basic and specialty intravenous solutions, irrigation solutions, intravenous administration sets, infusion pumps and other infusion supplies and equipment, primarily to hospitals and alternate-site health care locations in the United States and, through independent distributors, in various foreign markets. The intravenous products business had net revenues, including intercompany sales, of $140.6 million for the five months ended May 30, 1997 and $343.0 million for the year ended December 31, 1996.

         IVAX' specialty chemicals group manufactured and marketed, primarily in the United States and Canada, several hundred chemical products in three distinct market segments: vacuum pump fluids, textile and denim products, and cleaning products. IVAX' specialty chemicals group had net revenues, including intercompany sales, of $9 million and $41.6 million for the years ended December 31, 1998 and 1997, respectively. During the third quarter of 1997, IVAX completed the sale of a significant portion of the assets of its specialty chemicals business in three separate transactions in which IVAX received an aggregate of approximately $41.1 million in cash. In February 1998, IVAX completed the divestiture of its specialty chemicals business by selling its vacuum pump fluids business for approximately $3.9 million

(subject to certain post-closing adjustments). IVAX retained certain real estate assets of the specialty chemicals business which it is seeking to sell.

         IVAX' personal care products group developed, manufactured and marketed, primarily within the United States, a variety of personal care products, mainly through distributors, stores and mass merchandisers, in three principal areas: hair care products designed primarily for African-American consumers, cosmetic products designed primarily for dark-skinned women, and corrective cosmetics. IVAX' personal care products group had net revenues, including intercompany sales, of $42.6 million for the seven months ended July 31, 1998, and $73.9 million and $80.0 million for the years ended December 31, 1997 and 1996, respectively. Effective July 14, 1998, IVAX sold Johnson Products Co., Inc., its personal care products subsidiary, to Carson Products Company, a wholly-owned subsidiary of Carson, Inc., for approximately $84.7 million (after certain post-closing adjustments). At closing, IVAX received $35 million in cash and a secured note for $50 million, which IVAX subsequently sold, without recourse, for $48.5 million in cash. In a separate transaction, IVAX sold the Flori Roberts(R), Patti LaBelle(TM) and IMAN(R) product lines of Johnson Products Co., Inc. to Color Me Beautiful, Inc. IVAX no longer maintains a personal care products business.

         On September 18, 1997, IVAX sold the United States and Canadian marketing rights to its proprietary drug Elmiron(R) and three additional urology products to ALZA. Although this sale represented an exit by IVAX from the urology business in 1997, IVAX retained the rights to these products outside of the United States and Canada. The gain on the sale of IVAX' urology business in the United States and Canada ($13 million, $27.3 million and $43.2 million in 1999, 1998 and 1997, respectively) is included in other income as it does not represent the sale of a discontinued business segment under Accounting Principles Board Opinion No. 30.

EMPLOYEES

         As of January 1, 2000, IVAX had approximately 3,800 employees worldwide.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         This report and the documents incorporated by referenced herein contain "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. "Forward-looking" statements are any statements that are not based on historical information. Such statements involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting IVAX' operations, markets, products and prices, and other factors discussed elsewhere in this report and the documents filed by IVAX with the Securities and Exchange Commission ("SEC"). These factors may cause IVAX' results to differ materially from the statements made in this report or otherwise made by or on behalf of IVAX.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

         Specific financial information with respect to IVAX' foreign and domestic operations is provided in Note 13, Business Segment Information, in the Notes to Consolidated Financial Statements incorporated by reference to the Financial Information section of IVAX' 1999 Annual Report to Shareholders.

ITEM 2.  PROPERTIES

         IVAX' corporate headquarters are located in Miami, Florida. IVAX maintains offices, warehouses, research and development facilities and/or distribution centers in Argentina, China, the Czech Republic, Germany, Hong Kong, Hungary, India, Ireland, Italy, Kazakhstan, Latvia, Peru, Poland, Russia, the Slovak Republic, Ukraine, Uruguay and various parts of the United States and the United Kingdom, most of which are held pursuant to leases. None of such leases are material to IVAX.

         IVAX operates pharmaceutical manufacturing facilities in Buenos Aires, Argentina; Opava-Komarov, Czech Republic; London and Runcorn, England; Miami, Florida; Falkenhagen, Germany; Budapest, Hungary; Waterford, Ireland; Rome, Italy; Cidra, Puerto Rico; St. Croix, US Virgin Islands; and Montevideo, Uruguay. IVAX' diagnostics manufacturing facilities are located in Miami, Florida and Springdale, Arkansas. IVAX owns its Miami, Budapest, Buenos Aires, Cidra, Montevideo, Opava-Komarov and Falkenhagen manufacturing facilities, and leases its remaining manufacturing facilities. In connection with the sale of the specialty chemicals business, IVAX retained ownership of its manufacturing facilities in Rock Hill, South Carolina and Marion, Ohio, and is pursuing the sale of these facilities.

         IVAX believes its facilities are in satisfactory condition, are suitable for their intended use and, in the aggregate, have capacities in excess of those necessary to meet IVAX' present needs. A portion of IVAX' pharmaceutical manufacturing capacity and its research and development activities, as well as its corporate headquarters and other critical business functions are located in areas subject to hurricane casualty risk. Although IVAX has certain limited protection afforded by insurance, IVAX' business, earnings and competitive position could be materially adversely affected in the event of a major windstorm.

ITEM 3.  LEGAL PROCEEDINGS

         In late April 1995, Zenith Laboratories, Inc., a wholly-owned subsidiary of IVAX ("Zenith"), received approvals from the FDA to manufacture and market the antibiotic cefaclor in capsule and oral suspension formulations. Cefaclor is the generic equivalent of Ceclor(R), a product of Eli Lilly and Company ("Lilly"). On April 27, 1995, Lilly filed a lawsuit against Zenith and others styled ELI LILLY AND COMPANY V. AMERICAN CYANAMID COMPANY, BIOCRAFT LABORATORIES, INC., ZENITH LABORATORIES, INC. AND BIOCHIMICA OPOS S.P.A. in the United States District Court for the Southern District of Indiana, Indianapolis Division. In general, the lawsuit alleges that Biochimica Opos S.p.A. ("Opos"), Zenith's cefaclor raw material supplier, manufactured cefaclor raw material in a manner which infringed two process patents owned by Lilly, and that Zenith and the other defendants knowingly and willfully infringed and induced Opos to infringe the patents by importing the raw material into the United States. The lawsuit seeks to enjoin Zenith and the other defendants from infringing or inducing the infringement of the patents and from making, using or selling any product incorporating the raw material provided by Opos, and seeks an unspecified amount of monetary damages and the destruction of all cefaclor raw material manufactured by Opos and imported into the United States. In August 1995, the Court denied Lilly's motion for preliminary injunction which sought to prevent Zenith from selling cefaclor until the merits of Lilly's allegations could be determined at trial. On May 10, 1996, the United States Court of Appeals for the Federal Circuit affirmed the district court's denial of Lilly's motion for preliminary injunction. On February 28, 1997, Lilly filed an amended complaint alleging the infringement of an additional patent, and also filed a motion to add to the lawsuit additional defendants who are not affiliated with IVAX or Zenith. Lilly subsequently filed a second amended complaint but did not revise its allegations regarding Zenith. Zenith has filed a motion for partial summary judgment and has asserted a counterclaim, which remain pending. Zenith ceased selling cefaclor in January 1997, when it announced a recall in the United States of cefaclor as a result of the recall by Opos of the raw material used to manufacture the product.

         On April 18, 1997, Lilly filed a complaint in the United States District Court for the District of New Jersey styled ELI LILLY AND COMPANY V. ROUSSEL CORP., ET AL. against various defendants, including Zenith. With respect to Zenith, the complaint asserts claims for violation of the Lanham Act, unfair competition under New Jersey State law, common law unfair competition and unjust enrichment. Also named as defendants are Roussel Corporation, Roussel UCLAF Holdings Corporation, Roussel UCLAF S.A., Hoechst Marion Roussel North America, and Biochimica Opos S.p.A. (collectively, the "Roussel Defendants"), The Rugby Group, Inc., and Rugby Laboratories, Inc. (collectively, "Rugby"), and American Home Products Corporation and American Cyanamid Company (collectively, the "American Home Defendants"). The claims asserted against the American Home Defendants and Rugby are essentially the same as those asserted against Zenith. All of the asserted claims arise out of what Lilly contends were fraudulent misrepresentations to Lilly and the FDA by Opos regarding the methods utilized by Opos to manufacture bulk cefaclor and the location of the manufacturing facility of such cefaclor. According to Lilly, through these alleged misrepresentations, Opos fraudulently obtained approval from the FDA to market bulk cefaclor in the United States. The claims asserted against Zenith are predicated on Zenith's sale in the United States of retail dosage units of cefaclor manufactured using Opos' bulk cefaclor. Lilly alleges that Zenith, in marketing and selling retail dosage units of cefaclor manufactured from Opos' bulk cefaclor, used false and misleading descriptions and representations regarding Zenith's cefaclor product.

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

         In November 1996, individuals purporting to be shareholders of IVAX filed a class action complaint styled MALIN, ET AL. VS. IVAX CORPORATION AND PHILLIP FROST, ET AL. against IVAX and certain of its current and former officers or directors in the United States District Court for the Southern District of Florida which consolidated, amended and supplemented a number of similar complaints filed earlier in 1996. The plaintiffs seek to act as representatives of a class consisting of all purchasers of IVAX common stock between July 31, 1995 and June 27, 1996. The consolidated amended complaint alleges violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "1934 Act") and Rule 10b-5 promulgated by the Securities and Exchange Commission, and also asserts a claim for negligent misrepresentation. The complaint generally alleges that IVAX made untrue statements of material fact and omitted to state material facts necessary to make statements made not misleading in its public disclosure documents and in communications to the public regarding its operations and financial results and that its financial statements were not prepared in accordance with generally accepted accounting principles. These allegations are centered around allegations that IVAX failed to disclose that product sales were subject to shelf stock adjustments and failed to establish reserves for such adjustments. On August 18, 1998, the United States District Court granted the IVAX defendant's motion to dismiss the action without prejudice. The plaintiffs subsequently filed a further amended complaint, and on November 9, 1998, IVAX filed a motion to dismiss the amended complaint, which was granted on July 1, 1999. Plaintiffs have filed a notice of appeal.

        In 1997, two class action complaints were filed by individuals purporting to be shareholders of IVAX Corporation against IVAX, its chairman and its former chief financial officer in federal court. One of these actions was subsequently dismissed without prejudice, and the complaint in the other action, which was amended to incorporate the allegations in both actions, is now pending as ALAN M. HARRIS, YITZCHOK WOLPIN AND FAUSTO POMBAR V. IVAX CORPORATION, PHILLIP FROST AND MICHAEL W. FIPPS. The plaintiffs in that action seek to act as representatives of a class consisting of all persons who purchased IVAX common stock and/or call options during the period from August 2, 1996 through November 11, 1996, inclusive. The complaint alleges claims for violation of Section 10(b) of the 1934 Act and Rule 10b-5 and for negligent misrepresentation. The complaint alleges, among other things, that during the class period defendants made untrue statements of material fact and omitted to state material facts necessary to make statements made not misleading in its statements to the public, including in a September 30, 1996 press release regarding IVAX' forecasted earnings for the third quarter of 1996. The complaint seeks unspecified compensatory damages, interest, attorneys' fees, costs of suit and unspecified other and further relief from the court. On March 30, 1998, the court dismissed the complaint with prejudice. An appeal was filed on May 19, 1998 and on July 27, 1999, the district court's opinion was affirmed. Plaintiffs have filed a motion for rehearing, which remains pending.

        On December 21, 1998, an action purporting to be a class action, styled LOUISIANA WHOLESALE DRUG CO. VS. ABBOTT LABORATORIES, GENEVA PHARMACEUTICALS, INC. AND ZENITH GOLDLINE PHARMACEUTICALS, INC., was filed against Zenith Goldline and others in the United States District Court for the Southern District of Florida, alleging a violation of Section 1 of the Sherman Antitrust Act. Plaintiffs purport to represent a class consisting of customers who purchased a certain proprietary drug directly from Abbott Laboratories during the period beginning on October 29, 1998. Plaintiffs allege that, by settling patent-related litigation against Abbott in exchange for quarterly payments, the defendants engaged in an unlawful restraint of trade.

The complaint seeks unspecified treble damages and injunctive relief. Nine additional class action lawsuits containing allegations similar to those in the LOUISIANA WHOLESALE case were filed in various jurisdictions between July 1999 and January 2000. Zenith Goldline has filed a potentially dispositive motion in the LOUISIANA WHOLESALE case raising defenses that would also be applicable to the other pending cases. All cases are in the early stages of litigation, and any prediction as to their eventual outcomes would be premature. On March 13, 2000 the Federal Trade Commission ("FTC") announced that it had issued complaints against, and negotiated consent decrees with, Abbott Laboratories and Geneva Pharmaceuticals arising out of an investigation of the same subject matter that is involved in these lawsuits. The FTC took no action against Zenith Goldline. The FTC determinations are subject to a thirty-day public comment period, after which they will be final.

         Zenith Goldline has been named in a number of individual and class action lawsuits in both state and federal courts involving the diet drug combination of fenfluramine and phentermine, commonly known as "fen-phen." Generally, these lawsuits seek damages for personal injury, wrongful death and loss of consortium, as well as punitive damages, under a variety of liability theories including strict products liability, breach of warranty and negligence. Zenith Goldline did not manufacture either fenfluramine or phentermine, but did distribute the generic version of phentermine manufactured by Eon Labs Manufacturing, Inc. ("Eon") and Camall Company. Although Zenith Goldline had a very small market share, as of March 14, 2000, Zenith Goldline has been named in approximately 4,482 cases and has been dismissed from approximately 763 cases, with an additional 1,127 dismissals pending. Zenith Goldline intends to vigorously defend all of the lawsuits, and while management believes that its defense will succeed, as with any litigation, there can be no assurance of this. Currently Zenith Goldline is being defended and indemnified by Eon. In the event that Eon discontinues providing this defense and indemnity, Zenith Goldline has its own product liability insurance. While Zenith Goldline's insurance carriers have issued reservations of rights, Zenith Goldline believes that it has adequate coverage. Although it is impossible to predict with certainty the outcome of litigation, in the opinion of management, this litigation will not have a material adverse impact on the financial condition or results of operation of IVAX.

                  In March 2000, individuals purporting to be shareholders of IVAX filed a class action complaint styled GOLDFISHER V. IVAX CORPORATION, ET AL. against IVAX and certain of its current and former officers and directors in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida. The plaintiff seeks to act as the representative of a class consisting of all purchasers of IVAX common stock between December 19, 1997 and the date of class certification. The complaint generally alleges that IVAX' adoption of a shareholder rights plan containing a provision that would limit the ability of certain members who might be added to the Board of Directors following a change of control to approve a decision to redeem the rights, which is commonly known as a "dead hand" provision, is a violation of the Florida Business Corporation Act and IVAX' articles of incorporation and by-laws. Plaintiffs seek an injunction invalidating this provision, as well as damages in an unspecified amount which, in the opinion of management, would not be material.

         IVAX intends to vigorously defend each of the foregoing lawsuits, but their respective outcomes cannot be predicted. Any of such lawsuits, if determined adversely to IVAX, could have a material adverse effect on IVAX' financial position and results of operations. IVAX' ultimate liability with respect to any of the foregoing proceedings is not presently determinable.

         With respect to the case styled SMITH & NEPHEW, INC. V. IVAX CORPORATION, previously reported in IVAX' Annual Report on Form 10-K for the year ended December 31, 1998, on June 17, 1999, the parties entered into a settlement agreement pursuant to which the lawsuit was dismissed with prejudice on August 11, 1999.

         IVAX is involved in various other legal proceedings arising in the ordinary course of business, some of which involve substantial amounts. In order to obtain generic approvals prior to the expiration of patents on branded products, and to benefit from the exclusivity allowed to ANDA applicants that successfully challenge these patents, IVAX frequently becomes involved in patent infringement litigation brought by branded pharmaceutical companies (see "Governmental Regulation"). Although these lawsuits involve products that are not yet marketed and therefore pose little or no risk of liability for damages, the legal fees and costs incurred in defending such litigation can be substantial. While it is not feasible to predict or determine the outcome or the total cost of these proceedings, in the opinion of management, based on a review with legal counsel, any losses resulting from such legal proceedings will not have a material adverse impact on IVAX' financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the quarter ended December 31, 1999.

EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below is a list of the names, ages, positions held and business experience during the past five years of the persons serving as executive officers of IVAX as of March 24, 2000. Officers serve at the discretion of the Board of Directors. There is no family relationship between any of the executive officers, and there is no arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was selected.

         THOMAS E. BEIER. Mr. Beier, age 54, has served as Senior Vice President
- Finance and Chief Financial Officer of IVAX since October 1997. From December 1996 to October 1997, he served as Vice President - Finance for IVAX. Prior to joining IVAX, he served as Executive Vice President and Chief Financial Officer of Intercontinental Bank from 1989 until August 1996.

         NEIL FLANZRAICH. Mr. Flanzraich, age 56, has served as Vice Chairman and President of IVAX since May 1998 and as a director of IVAX since 1997. He was a shareholder and served as Chairman of the Life Sciences Legal Practices Group of Heller Ehrman White & McAuliffe from 1995 to May 1998. From 1981 to 1994, he served in various capacities at Syntex Corporation (pharmaceuticals), most recently as its Senior Vice President, General Counsel and a member of the Corporate Executive Committee. From 1994 to 1995, after Syntex Corporation was acquired by Roche Holding Ltd., he served as Senior Vice President and General Counsel of Syntex (U.S.A.) Inc., a Roche subsidiary. He is Chairman of the Board of Directors of North American Vaccine, Inc. (vaccine research and development), and is a director of Whitman Education Group, Inc. (proprietary education).

         PHILLIP FROST, M.D. Dr. Frost, age 63, has served as Chairman of the Board of Directors and Chief Executive Officer of IVAX since 1987. He served as IVAX' President from July 1991 until January 1995. He was the Chairman of the Department of Dermatology at Mt. Sinai Medical Center of Greater Miami, Miami Beach, Florida from 1972 to 1990. Dr. Frost was Chairman of the Board of Directors of Key Pharmaceuticals, Inc. from 1972 to 1986. He is Chairman of the Board of Directors of Whitman Education Group, Inc. (proprietary education), Vice Chairman of the Board of Directors of North American Vaccine, Inc. (vaccine research and development), Vice Chairman of the Board of Directors of Continucare Corporation (integrated health care), and a director of Northrop Grumman Corp. (aerospace). He is Vice Chairman of the Board of Trustees of the University of Miami and a member of the Board of Governors of the American Stock Exchange.

         RAFICK G. HENEIN, PH.D. Dr. Henein, age 59, has served as a Senior Vice President of IVAX and as the President and Chief Executive Officer of Zenith Goldline Pharmaceuticals, Inc., IVAX' principal United States-based generic pharmaceutical subsidiary, since July 1997. He held various positions in the Novopharm Limited organization (pharmaceuticals) since 1988, rising to the position of President and Chief Executive Officer of Novopharm International in 1996.

         JANE HSIAO, PH.D. Dr. Hsiao, age 52, has served as a director of IVAX and as IVAX' Vice Chairman-Technical Affairs since February 1995, as IVAX' Chief Technical Officer since July 1996, and as Chairman, Chief Executive Officer and President of DVM Pharmaceuticals, Inc., IVAX' veterinary products subsidiary, since March 1998. From 1992 until February 1995, she served as IVAX' Chief Regulatory Officer and Assistant to the Chairman, and as Vice President-Quality Assurance and Compliance of Baker Norton Pharmaceuticals, Inc., IVAX' principal proprietary pharmaceutical subsidiary. From 1987 to 1992, Dr. Hsiao was Vice President-Quality Assurance, Quality Control and Regulatory Affairs of Baker Norton Pharmaceuticals, Inc.

         ISAAC KAYE. Mr. Kaye, age 70, has served as Deputy Chief Executive Officer and a director of IVAX since 1990, and as Chairman of Norton Healthcare Limited, IVAX' principal United Kingdom pharmaceutical subsidiary, since 1990.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         IVAX' common stock is listed on the American Stock Exchange and is traded under the symbol IVX. As of the close of business on February 29, 2000, there were approximately 4,433 holders of record of IVAX common stock. The following table sets forth the high and low sales price of a share of IVAX' common stock for each quarter in 1998 and 1999 as reported by the American Stock Exchange and restated to give effect to the 3 for 2 stock split paid on February 22, 2000:

        1998                        HIGH             LOW
        ----                        ----             ---
        First Quarter               6.33            4.13
        Second Quarter              7.04            5.63
        Third Quarter               6.79            4.92
        Fourth Quarter              8.37            4.87

        1999
        ----
        First Quarter               9.96            7.37
        Second Quarter              9.96            7.37
        Third Quarter              11.79            9.54
        Fourth Quarter             17.21           10.25

         IVAX has not paid cash dividends on its common stock during 1998 and 1999 and does not intend to pay any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

         The information required by item 6 is incorporated by reference to page 1 of the Financial Information section of the 1999 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by item 7 is incorporated by reference to pages 2-12 of the Financial Information section of the 1999 Annual Report to Shareholders.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by item 7A is incorporated by reference to page 12 of the Financial Information section of the 1999 Annual Report to Shareholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by item 8 is incorporated by reference to pages 14-42 of the Financial Information section of the 1999 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information concerning directors required by item 10 is incorporated by reference to IVAX' Proxy Statement for its 2000 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission within 120 days after the close of IVAX' fiscal year end. The information concerning executive officers required by item 10 is contained in the discussion entitled "Executive Officers of the Registrant" in Part I hereof.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by item 11 is incorporated by reference to IVAX' Proxy Statement for its 2000 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of IVAX' 1999 fiscal year end.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by item 12 is incorporated by reference to IVAX' Proxy Statement for its 2000 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of IVAX' 1999 fiscal year end.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by item 13 is incorporated by reference to IVAX' Proxy Statement for its 2000 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of IVAX' 1999 fiscal year end.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)(1)   FINANCIAL STATEMENTS

         The following consolidated financial statements, related notes and independent auditors' report, from the Financial Information section of the 1999 Annual Report to Shareholders, are incorporated by reference into item 8 of Part II of this report:

                                                           PAGE IN THE FINANCIAL
                                                             INFORMATION SECTION
                                                           OF 1999 ANNUAL REPORT
                                                               TO SHAREHOLDERS
                                                           ---------------------

         Report of Independent Certified Public Accountants           14
         Consolidated Balance Sheets                                  15
         Consolidated Statements of Operations                        16
         Consolidated Statements of Shareholders' Equity              18
         Consolidated Statements of Cash Flows                        19
         Notes to Consolidated Financial Statements                   21

(A)(2)   FINANCIAL STATEMENT SCHEDULE

         The following financial statement schedule of IVAX is filed as a part of this report:

         Schedule II Valuation and Qualifying Accounts for the three years ended December 31, 1999

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

(A)(3)   EXHIBITS

        EXHIBIT
         NUMBER                         DESCRIPTION                                    METHOD OF FILING
        -------                         -----------                                    ----------------
            3.1  Articles of Incorporation.                                  Incorporated by reference to IVAX'
                                                                             Form 8-B dated July 28, 1993.

            3.2  Amended and Restated Bylaws.                                Incorporated by reference to IVAX'
                                                                             Form 10-Q for the quarter ended
                                                                             September 30, 1997.

            4.1  Indenture dated November 26, 1991, between IVAX             Incorporated by reference to IVAX'
                 Corporation and First Trust National                        Form 10-K for the year ended
                 Association, as Trustee, with                               December 31, 1991.
                 respect to IVAX Corporation's 6 1/2%
                 Convertible Subordinated Notes due November 15, 2001.

        EXHIBIT
         NUMBER                         DESCRIPTION                                    METHOD OF FILING
        -------                         -----------                                    ----------------
            4.2  Form of 6 1/2% Convertible Subordinated Notes due November  Incorporated by reference to IVAX'
                 15, 2001 in Global Form.                                    Form 10-K for the year ended
                                                                             December 31, 1991.

            4.3  Rights Agreement, dated December 29, 1997, between IVAX     Incorporated by reference to IVAX'
                 Corporation and ChaseMellon Shareholder Services, L.L.C.,   Form 8-K dated December 19, 1997.
                 with respect to the IVAX Corporation Shareholder
                 Rights Plan.

           10.1  IVAX Corporation 1985 Stock Option Plan, as amended.        Incorporated by reference to IVAX'
                                                                             Form 10-K for the year ended
                                                                             December 31, 1997.

           10.2  IVAX Corporation 1994 Stock Option Plan, as amended.        Incorporated by reference to IVAX'
                                                                             Form 10-K for the year ended
                                                                             December 31, 1997.

           10.3  Form of Indemnification Agreement for Directors.            Incorporated by reference to IVAX'
                                                                             Form 8-B dated July 28, 1993.

           10.4  Form of Indemnification Agreement for Officers.             Incorporated by reference  to IVAX'
                                                                             Form 8-B dated July 28, 1993.

           10.5  Agreement Containing Consent Order, dated December 6,       Incorporated by reference to IVAX'
                 1994, between IVAX Corporation and the United States        Form 10-K for the year ended December 31, 1994.
                 Federal Trade Commission.

           10.6  Employment Agreement, dated November 28, 1997, between      Incorporated by reference to IVAX'
                 IVAX Corporation and Phillip Frost, M.D.                    Form 10-K for the year ended
                                                                             December 31, 1997.

           10.7  Employment Agreement, dated November 28, 1997, between      Incorporated by reference to IVAX'
                 IVAX Corporation and Isaac Kaye.                            Form 10-K for the year ended
                                                                             December 31, 1997.

           10.8  Employment Agreement, dated January 19, 1998, between       Incorporated by reference to IVAX'
                 IVAX Corporation and Jane Hsiao, Ph.D.                      Form 10-K for the year ended
                                                                             December 31, 1997.

           10.9  Employment Agreement, dated July 28, 1997, between IVAX     Incorporated by reference to IVAX'
                 Corporation and Rafick G. Henein, Ph.D.                     Form 10-Q for the quarter ended June
                                                                             30, 1997.

          10.10  Employment Agreement, dated as of May 26, 1998, between     Incorporated by reference to IVAX'
                 IVAX Corporation and Neil Flanzraich.                       Form 10-Q for the quarter ended
                                                                             September 30, 1998.


        EXHIBIT
         NUMBER                         DESCRIPTION                                    METHOD OF FILING
        -------                         -----------                                    ----------------
          10.11  Form of Employment Agreement (Change in Control) between    Incorporated by reference to IVAX'
                 IVAX Corporation and certain of its executive officers.     Form 10-K for the year ended
                                                                             December 31, 1998.

          10.12  Stock Purchase Agreement, dated May 30, 1997, between       Incorporated by reference to IVAX'
                 IVAX Corporation and B. Braun of America Inc.               Form 8-K dated June 24, 1997.

          10.13  Purchase Agreement, dated June 16, 1998, by and between     Incorporated by reference to IVAX'
                 IVAX Corporation and Carson, Inc.                           Form 10-Q for the quarter ended June
                                                                             30, 1998.

          10.14  Credit Agreement, dated as of July 14, 1998, among IVAX     Incorporated by reference to IVAX'
                 Corporation, Carson, Inc. and Carson Products Company.      Form 10-Q for the quarter ended June
                                                                             30, 1998.

          10.15  Product Collaboration and Development Services Agreement    Filed herewith.
                 dated November 18, 1999, among IVAX Corporation, Norton
                 Healthcare Limited, Baker Norton International GmbH and
                 Bristol-Myers Squibb Company.
                 (Requesting Confidential Treatment)

          10.16  IVAX Corporation 1999 Employee Stock Purchase Plan.         Filed herewith.

          13     The Financial Information section of the 1999 Annual        Filed herewith.
                 Report to Shareholders. With the exception of those
                 portions of said Annual Report which are specifically
                 incorporated by reference in this report on Form 10-K
                 and filed as an exhibit to this report, said Annual
                 Report is not to be deemed "filed" with the Commission.

          21     Subsidiaries of IVAX Corporation.                           Filed herewith.

          23     Consent of Arthur Andersen LLP.                             Filed herewith.

          27     Financial Data Schedule.                                    Filed herewith.

          27.1   Financial Data Schedule.                                    Filed herewith.

          27.2   Financial Data Schedule.                                    Filed herewith.

 (b)      REPORTS ON FORM 8-K.

          No reports on Form 8-K were filed by IVAX during the quarter ended December 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              IVAX CORPORATION


Dated:  March 30, 2000               By: /S/ PHILLIP FROST, M.D.
                                        ------------------------
                                              Phillip Frost, M.D.
                                              Chairman of the Board
                                              and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                       CAPACITY                              DATE
----                       --------                              ----

/S/ PHILLIP FROST,  M.D.   Chairman of the Board and             March 30, 2000
---------------------------Chief Executive Officer
Phillip Frost, M.D.        (Principal Executive Officer)


/S/ THOMAS E. BEIER        Chief Financial Officer               March 30, 2000
---------------------------(Principal Financial Officer)
Thomas E. Beier


/S/ THOMAS E. MCCLARY      Vice President - Accounting           March 30, 2000
---------------------------(Principal Accounting Officer)
Thomas E. McClary


/S/ MARK ANDREWS           Director                              March 30, 2000
---------------------------
Mark Andrews


/S/ ERNST BIEKERT, PH.D.   Director                              March 30, 2000
---------------------------
Ernst Biekert, Ph.D.


/S/ CHARLES M. FERNANDEZ   Director                              March 30, 2000
---------------------------
Charles M. Fernandez


/S/ JACK FISHMAN, PH.D.    Director                              March 30, 2000
---------------------------
Jack Fishman, Ph.D.

NAME                       CAPACITY                              DATE
----                       --------                              ----

/S/ NEIL FLANZRAICH        Director, President                   March 30, 2000
---------------------------and Vice Chairman
Neil Flanzraich


/S/ JANE HSIAO, PH.D.      Director and Vice Chairman-           March 30, 2000
---------------------------Technical Affairs
Jane Hsiao, Ph.D.


/S/ ISAAC KAYE             Director and Deputy Chief             March 30, 2000
---------------------------Executive Officer
Isaac Kaye

                                                                     SCHEDULE II

                        IVAX CORPORATION AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                       THREE YEARS ENDED DECEMBER 31, 1999
                                 (in thousands)

ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                       BALANCE AT      CHARGED TO
                                        BEGINNING       COST AND          NET                          BALANCE AT
           DESCRIPTION                   OF YEAR        EXPENSES      DEDUCTIONS        OTHER          END OF YEAR
-------------------------------       -------------  -------------   -------------  -------------    --------------
Year ended December 31, 1997          $      20,061          8,973          (8,702)        (1,106)   $       19,226
                                      =============  =============   =============  =============    ==============
Year ended December 31, 1998          $      19,226          7,650          (4,643)           601    $       22,834
                                      =============  =============   =============  =============    ==============
Year ended December 31, 1999          $      22,834          4,147          (3,747)        (1,176)   $       22,058
                                      =============  =============   =============  =============    ==============

ENVIRONMENTAL AND LITIGATION ACCRUAL RELATED TO DISCONTINUED OPERATIONS

                                        BALANCE AT      CHARGED TO
                                        BEGINNING       COST AND         NET            BALANCE AT
           DESCRIPTION                  OF YEAR         EXPENSES       DEDUCTIONS       END OF YEAR
-------------------------------       ---------------   -------------  -------------    --------------
Year ended December 31, 1997            $           -           2,000              -    $        2,000
                                        =============   =============  =============    ==============
Year ended December 31, 1998            $       2,000           2,900           (464)   $        4,436
                                        =============   =============  =============    ==============
Year ended December 31, 1999            $       4,436             308         (1,524)   $        3,220
                                        =============   =============  =============    ==============

RESTRUCTURING COSTS AND ASSET WRITE-DOWNS

                                                                          EMPLOYEE
                                                           ASSET        TERMINATION       PLANT
                                                        WRITE-DOWNS       BENEFITS       CLOSURES         TOTAL
                                                       ------------     -----------    -----------     -----------
   Balance at January 1, 1997                          $         -      $     1,954    $     2,654     $     4,608
1997 restructuring costs and asset write-downs              23,814            5,094          9,180          38,088
Cash payments during 1997                                        -           (2,400)        (1,360)         (3,760)
Non-cash activity                                          (23,814)            (101)        (1,107)        (25,022)
                                                       -----------      -----------    -----------     -----------
   Balance at December 31, 1997                                  -            4,547          9,367          13,914
1998 restructuring costs and asset write-downs              14,164            6,305          8,740          29,209
Reversals of restructuring costs and asset write-downs
   charged in prior years                                   (8,804)            (442)        (7,741)        (16,987)
Cash payments during 1998                                        -           (3,538)        (3,042)         (6,580)
Non-cash activity                                           (5,360)          (1,098)           936          (5,522)
                                                       -----------      -----------    -----------     -----------
   Balance at December 31, 1998                                  -            5,774          8,260          14,034
Reversals of restructuring costs and asset write-downs
   charged in prior years                                     (539)             (73)             -            (612)
Cash payments during 1999                                        -           (4,264)        (3,539)         (7,803)
Non-cash activity                                              539              123           (298)            364
                                                       -----------      -----------    -----------     -----------
   Balance at December 31, 1999                        $         -      $     1,560    $     4,423     $     5,983
                                                       ===========      ===========    ===========     ===========

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS
OF IVAX CORPORATION:

We have audited in accordance with generally accepted auditing standards, the financial statements included in IVAX Corporation's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 4, 2000 (except with respect to the stock split discussed in Note 12 and the matters discussed in Note 16, as to which the dates are February 22, 2000 and March 10, 2000, respectively). Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The Financial Statement Schedule II listed in Item 14 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This financial statement schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Miami, Florida,
February 4, 2000.

                                  EXHIBIT INDEX

EXHIBIT NUMBER   DESCRIPTION OF DOCUMENT
--------------   -----------------------
10.15            Product Collaboration and Development Services Agreement
                 dated November 18, 1999, among IVAX Corporation,
                 Norton Healthcare Limited, Baker Norton International GmbH and Bristol-Myers Squibb Company.
                 (Requesting Confidential Treatment)

10.16            IVAX Corporation 1999 Employee Stock Purchase Plan.

13 The Financial Information section of the 1999 Annual Report to Shareholders. With the exception of those portions of said Annual Report which are specifically incorporated by reference in this report on Form 10-K and filed as an exhibit to this report, said Annual Report is not to be deemed "filed" with the Commission.

21               Subsidiaries of IVAX Corporation.

23               Consent of Arthur Andersen LLP.

27               Financial Data Schedule.

27.1             Financial Data Schedule.

27.2             Financial Data Schedule.