Form 10-K/A
period 1999-12-31
IVAX CORP /DE
filed 2000-05-01
CIK 772197

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of March 31, 2000, there were 156,269,324 shares of Common Stock outstanding.

         The aggregate market value of the voting stock held by non-affiliates of the registrant on March 31, 2000, was approximately $3.3 billion.

                                IVAX CORPORATION

                          ANNUAL REPORT ON FORM 10-K/A
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS

                                                                                                               PAGE

PART I

Item 1.         Business................................................................................       1
Item 2.         Previously Filed
Item 3.         Previously Filed
Item 4.         Previously Filed

PART II

Previously Filed

PART III

Item 10.        Directors and Executive Officers of the Registrant......................................       13
Item 11.        Executive Compensation..................................................................       16
Item 12.        Security Ownership of Certain Beneficial Owners and Management..........................       20
Item 13.        Certain Relationships and Related Transactions..........................................       21

PART IV

Previously Filed

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     We are a multi-national company engaged in the research, development, manufacture and marketing of pharmaceutical products. We have subsidiaries located throughout the world, some of which are among the leading pharmaceutical companies in their markets. Our current business is well established, generating net revenues in 1999 of $656 million and net income of approximately $70 million. While we expect continued growth from our current products, we recognize that our long-term growth will depend on the discovery and development of new products that will satisfy currently unmet medical needs. Accordingly, we are focusing on expanding our portfolio of proprietary and brand name pharmaceutical products through our research and development efforts and through strategic acquisitions and collaborations. As a result, although our strategy is to continue to expand our generic business, we anticipate an increasing amount of our future revenues to be generated from the sale of proprietary and branded products.

NEW DRUG DISCOVERY

     We have discovered, developed and acquired rights in leading edge technologies that we believe form the basis of a strong pipeline of new proprietary drugs. Among our discoveries is Paxoral/trademark/, a patented system for the oral administration of paclitaxel, which is one of the leading anticancer drugs in the world. Paclitaxel is currently available only in intravenous formulations because the drug is not biologically available when administered orally. We believe that our patented new system will allow patients to obtain effective doses of paclitaxel through oral administration and that this patented system can be applied to other chemotherapeutic agents that are not currently orally available.

     We have also developed and patented a group of novel compounds to treat asthma and allergic disorders. These products have shown efficacy in preclinical studies. These compounds are pharmacologically active by oral administration, inhalation and injection.

     We recently entered an additional field of technology by acquiring Soft Drugs, Inc., a privately-owned research company. This technology, which we refer to as "soft-drug technology," as applied to steroids results in compounds that have the same efficacy as conventional steroids but have minimum systemic side effects due to their rapid conversion in the body into inactive metabolites. We are currently studying these drugs for use in asthma and gastro-intestinal inflammatory conditions such as colitis and ileitis.

     Through our recent acquisition of the Institute for Drug Research, we obtained a research capability that includes drug discovery, screening, synthesis and pre-clinical development. As part of the acquisition, we also acquired rights to several important compounds, including one for the treatment of benign prostatic hypertrophy which is currently entering clinical trials. Other new compounds in earlier stages of development are being designed to treat cancer by inhibiting angiogenesis and to treat neurological disorders such as Alzheimer's Disease. The Institute for Drug Research employs approximately 200 scientists.

     We have also acquired new technologies useful for drug development pursuant to licenses from third parties. For example, we are using technology licensed from a university to develop sustained release formulations of several drugs. Additionally, we are working with Indiana Protein Technologies, Inc. to develop generic equivalents of peptide-based products such as human growth hormone and interferon, for which no current generic equivalents exist.

COLLABORATIVE AGREEMENTS

     Drug discovery and development not only add new products to our pipeline but also provide us with valuable intellectual property and technologies that we are able to exploit through collaborative alliances. During 1999, we received revenues under agreements with Abbott Laboratories, ALZA Corporation, BASF A.G., Bristol-Myers Squibb Company, Glaxo Wellcome plc, and Yamanouchi Pharmaceutical Co., Ltd., as well as under other licensing and distribution agreements. We continue to seek strategic collaborations with third parties in order to exploit our proprietary technologies on an opportunistic basis.

MARKETED PRODUCTS

     Our extensive research programs are supported by the revenues of our worldwide pharmaceutical businesses. We have a strong franchise in the respiratory field, and our Baker Norton subsidiary in the United Kingdom is the third largest respiratory company in that market. At the core of this franchise are advanced delivery systems, which include a patented metered-dose inhaler called Easi-Breathe/trademark/, and a unique new dry powder inhaler, as well as conventional metered-dose inhalers. We have also pioneered the development of propellants for aerosol products that do not contain CFCs, chemicals believed to be harmful to the environment and being phased out on a global basis. In November 1997, we received the world's first approval for a CFC-free beclomethasone, and in April 2000, we received approval in the United Kingdom for a CFC-free albuterol. Both beclomethasone and albuterol are widely-prescribed anti-asthmatic drugs. We are also developing CFC-free propellant formulations of other asthma medications, including some that are proprietary to other companies and are being developed under collaborative research arrangements. Revenues from these and other respiratory products are generated by our direct sales forces in several countries as well as through royalties on sales by our distributors. We are seeking to establish direct sales capabilities and distributorships in additional geographic areas. By formulating a range of propellants and molecules for delivery by our patented inhalers, we expect to be able to introduce a steady stream of new respiratory products that will help to increase our share of the $10 billion global asthma market.

     We also have a strong franchise in the oncology field based on our proprietary anti-cancer drug Paxene/registered trademark/ (paclitaxel), which has been approved for AIDS-related Kaposi's Sarcoma in the European Union and for additional indications in certain other countries. We anticipate that, upon approval of our ANDA for paclitaxel injection in the United States, it will be the only generic paclitaxel on the market for a period of six months. We expect that this will assure us a strong market position and enable us to maximize the commercial potential of the product. We plan to market Paxene/registered trademark/ in the United States through our direct sales force to oncologists and distributors of oncological drugs. We believe that these relationships can be used in the future to facilitate our commercialization of Paxoral/trademark/ and other oncology products.

     A third important segment of our business is the broad line of generic pharmaceutical products, both prescription and over-the-counter, that are marketed by our various subsidiaries. In order to remain successful in the generic pharmaceutical business, we are working to develop new formulations and to obtain marketing authorizations which will enable us to be the first or among the first to launch generic products on the market. The increased profitability of our continuing operations for the year ended December 31, 1999, was in part due to increased efficiencies in our generic business.

GROWTH STRATEGIES

     We expect our future growth to come from:

     /bullet/ discovering and developing new products;

     /bullet/ leveraging proprietary technology and development strengths in the respiratory and oncology areas;

     /bullet/ pursuing complementary, accretive acquisitions; and

     /bullet/ strategically expanding sales and distribution of our products.

DISCOVERY AND DEVELOPMENT OF NEW PRODUCTS

     Over the past several years, we have dramatically increased the size and scope of our new product development capability. We currently have over 500 people (approximately 10% of our total workforce) involved in our drug research and development programs. In 1999, we spent $54.2 million for company-sponsored research and development activities, of which approximately 97% was for pharmaceutical research and development, and of the amount spent on pharmaceutical research and development, approximately 67% was associated with proprietary products. We have projected a 50% increase in research and development spending during 2000 without regard to the use of proceeds from this offering. With the increased resources that will be generated by the present offering, we anticipate that we will be able to develop our current programs even more quickly and to undertake additional programs that will expand our new product pipeline. The recent acquisition of the Institute for Drug Research has served to enhance our expertise in drug discovery, screening, synthesis and pre-clinical development. Among the new products that have either entered or are about to enter clinical trials in the near future are:

     /bullet/ the Paxoral/trademark/ oral form of paclitaxel;

     /bullet/ a novel patented anti-asthmatic drug;

     /bullet/ one or more of the soft steroids that we are developing for asthma and gastrointestinal indications both in humans and companion animals; and

     /bullet/ our new compound to treat benign prostatic hypertrophy.

We also hope through our basic research programs at the Institute for Drug Research to develop further improved forms of these drugs as well as other novel compounds and delivery systems.

LEVERAGE PROPRIETARY TECHNOLOGY AND DEVELOPMENT STRENGTHS

     Two of the main linchpins of our growth strategy are:

     /bullet/ our patented inhalation technology and our expertise in developing and commercializing respiratory products; and

     /bullet/ our experience in the development and commercialization of oncology drugs.

We have been successful in leveraging these strengths to develop a significant portfolio of proprietary, high value pharmaceutical products in the areas of respiratory diseases and oncology. Our technology and capabilities in these areas have also allowed us to pursue new business opportunities in the form of strategic collaborations with pharmaceutical partners desiring to license our technologies and utilize our expertise. In the respiratory area, we have successfully challenged a number of European patents held by 3M Corporation on CFC-free formulations of anti-asthmatic drugs and have become the first company to obtain approvals of our own CFC-free formulations of these drugs. With our pioneering position in this technology, our expertise in the formulation of CFC-free propellants, and our award winning, patented inhalation devices, we are well positioned to become a worldwide leader in the $10 billion global market for products to treat asthma. In the oncology field, we were the first company after Bristol-Myers to complete original clinical trials accepted by the FDA as establishing the safety and efficacy of Paxene/registered trademark/. The product is currently being marketed by our subsidiaries in Eastern Europe and the European Union. Through these activities, we have developed a considerable body of clinical data, technology and know-how that is proprietary to us. As we continue to seek improved formulations of paclitaxel, and as we develop complementary products such as Paxoral/trademark/ and our angiogenesis inhibitor, we believe that we will be able to build on our regulatory and marketing experience with paclitaxel. In addition, we expect that the relationships that we establish with oncology drug distributors, hospitals and cancer centers will assist us in marketing generic biotech drugs, such as the colony-stimulating factors, interferon and human growth hormone, that we are in the process of developing.

PURSUE COMPLEMENTARY, ACCRETIVE ACQUISITIONS

     Acquisitions have in the past helped to build our company, and we expect to use well-timed, carefully selected acquisitions to continue to drive our growth. We intend to pursue primarily acquisitions that will complement our existing businesses and provide new product and market opportunities, as well as leverage our existing assets. In assessing strategic opportunities, we will consider whether the acquisition:

     /bullet/ is accretive to earnings;

     /bullet/ allows us to leverage our expertise in our areas of therapeutic focus by adding new products or product development capabilities;

     /bullet/ offers geographic expansion opportunities into key strategic markets; and

     /bullet/ allows us to further penetrate our existing markets, thereby enabling us to take advantage of economies of scale.

In addition to business acquisitions, we will continue to actively pursue strategic product acquisitions and other collaborative arrangements. Integral to these initiatives is our ability to leverage our existing infrastructure by adding sales from acquired products while minimizing incremental costs.

STRATEGICALLY EXPAND SALES AND DISTRIBUTION OF OUR PRODUCTS

     We currently have research, manufacturing, distribution and/or marketing operations in more than 15 countries throughout the world, and our products are distributed in approximately 70 countries. Recently we reacquired rights to our Easi-Breathe/trademark/ and paclitaxel products in various European countries and we are developing sales capabilities in those countries to market these and future products. We have now established a sales force in France for respiratory products, and have begun marketing additional products through our subsidiaries in the United States and in Eastern Europe. Our future plans include the acquisition of additional manufacturing and distribution capabilities in Europe and Latin America. In Asia, we hope to complement the operations of our joint venture with the Kunming Pharmaceutical Factory by establishing additional joint ventures and selectively establishing distribution channels for our major products.

     At the same time, we are seeking to identify and exploit the synergies that exist among our various subsidiaries. For example, our Czech Republic subsidiary is a large producer of bulk cyclosporin, a drug used to prevent rejection in organ transplant recipients. Bulk cyclosporin is one of the ingredients used in our Paxoral/trademark/ product. Most of our subsidiaries began as independent companies, owned and operated by residents of the countries in which they are located and, therefore, are strongly rooted in the cultures in which they operate. We believe this is an advantage over other multi-national companies, which often fail in their attempts to import corporate cultures and marketing strategies developed in one country into other countries and markets. At the same time, we are attempting to integrate operations and seeking to exploit synergies that provide growth opportunities in each market.

PHARMACEUTICAL BUSINESSES AND PRODUCTS

     We market several brand name pharmaceutical products and a wide variety of generic and over-the-counter pharmaceutical products, primarily in the United States and the United Kingdom. We also maintain direct operations in Argentina, China, the Czech Republic, Germany, Hong Kong, Hungary, India, Ireland, Italy, Kazakhstan, Latvia, Peru, Poland, Russia, the Slovak Republic, Ukraine and Uruguay, and market our products through distributors or joint ventures in other foreign markets.

     Our pharmaceutical business historically has grown through:

     /bullet/ the development and acquisition of brand name, generic and over-the-counter pharmaceutical products;

     /bullet/ the license of technology and products from third parties; and

     /bullet/ collaborative alliances and the acquisition of pharmaceutical and other businesses.

PROPRIETARY AND BRANDED PRODUCTS

     We market a number of brand name products treating a variety of conditions through our subsidiaries throughout the world. These brand name products are marketed by our direct sales force to physicians, pharmacies, hospitals, managed health care organizations and government agencies. These brand name products are sold primarily to wholesalers, retail pharmacies, distributors, hospitals and physicians.

     PAXENE/registered trademark/. The active substance in the injectable drug paclitaxel is an unpatented compound which, in clinical trials sponsored by the National Cancer Institute, exhibited promising results in the treatment of ovarian and breast cancer and AIDS-related Kaposi's Sarcoma. Bristol-Myers currently markets an injectable product containing paclitaxel under the brand name Taxol/registered trademark/ for the treatment of ovarian and breast cancer and AIDS-related Kaposi's Sarcoma. Paxene/registered trademark/, our formulation of injectable paclitaxel, is marketed under a license from NaPro BioTherapeutics.

     We submitted a New Drug Application, or NDA, for Paxene/registered trademark/ for the treatment of AIDS-related Kaposi's Sarcoma in March 1997. In December 1997 the FDA determined Paxene/registered trademark/ to be safe and effective for that purpose, but concluded that Paxene/registered trademark/ could not be finally approved for this indication until August 4, 2004. The delay in final approval is due to a seven-year market exclusivity period under the Orphan Drug Act granted to Taxol/registered trademark/, which was approved for AIDS-related Kaposi's Sarcoma earlier in 1997. The Orphan Drug exclusivity of Taxol/registered trademark/ does not apply to NDAs or ANDAs for the use of paclitaxel to treat indications other than AIDS-related Kaposi's Sarcoma and does not apply in any market other than the United States. We filed an ANDA for paclitaxel with the FDA in December 1997. In August 1998, we purchased Immunex Corporation's ANDA for paclitaxel, the first filed with the FDA for paclitaxel injection. We filed an application for regulatory approval of Paxene/registered trademark/ to treat AIDS-related Kaposi's Sarcoma in the European Union in 1997, and in July 1999 the European Committee for Proprietary Medical Products approved this application. In April 2000, Paxene/registered trademark/ was approved for the same indication in Canada by the Health Protection Branch. Our Galena subsidiary received an exception from registration to market Paxene/registered trademark/ for various indications in the Czech Republic in January 1999, and in March 2000 our product was approved in Poland for breast and ovarian cancers. We have also applied for approval to market Paxene/registered trademark/ in other countries.

     Bristol-Myers has obtained numerous patents relating to paclitaxel, including patents covering the production of paclitaxel, its administration to patients and its formulation. Even if our NDA for Paxene/registered trademark/ or our ANDA for paclitaxel is approved, we will not be able to market paclitaxel if Bristol-Myers successfully enforces such patents against us. In January 1998, Bristol-Myers initiated patent infringement litigation against Immunex Corporation and, under the Waxman-Hatch Act, our paclitaxel ANDA filed by Immunex Corporation may not be approved by the FDA until the earlier of June 2000 or the date when a court determines that certain of Bristol-Myers' patents are either unenforceable or not infringed by our product. In April 2000, the federal district court presiding over the paclitaxel patent infringement litigation entered judgment in our favor in connection with all of Bristol-Myers' patent infringement claims. Bristol-Myers' has filed a notice of appeal and as part of the ruling, the parties agreed to an expedited briefing schedule.

     EASI-BREATHE/trademark/. We have substantial expertise in the development, manufacture and marketing of respiratory drugs, primarily for asthma, in metered-dose inhaler formulations. We hold patents on a breath-activated metered-dose inhaler which is designed to overcome the difficulty many persons experience with conventional metered-dose inhalers in attempting to coordinate their inhalation with the emission of the medication. Our device, called Easi-Breathe/trademark/, emits the medication automatically in one step upon inhalation, minimizing coordination problems and better ensuring that the medication is delivered to the lungs. We market our Easi-Breathe/trademark/ breath-activated inhaler through our Baker Norton subsidiary in the United Kingdom and through our Galena subsidiary in the Czech Republic. In the United Kingdom and Ireland, we market the asthma drug Cromogen/trademark/ (sodium cromoglycate) in the Easi-Breathe/trademark/ inhaler under our own name, and the asthma drugs Ventolin/registered trademark/ (albuterol) and Becotide/registered trademark/ (beclomethasone) in the Easi-Breathe/trademark/ inhaler under Glaxo Wellcome's name. Ventolin/registered trademark/ and Becotide/registered trademark/ are registered trademarks of Glaxo Wellcome.

     ELMIRON/registered trademark/. We received our first United States approval to market a proprietary drug in September 1996, when the FDA cleared our NDA for the marketing of our patented prescription medication Elmiron/registered trademark/ (pentosan polysulfate sodium). Elmiron/registered trademark/ is approved in the United States and Canada for the treatment of interstitial cystitis, a chronic, progressive and debilitating urinary bladder disease primarily affecting women. In September 1997, we sold the United States and Canadian marketing rights to Elmiron/registered trademark/ and the urological medications Bicitra/registered trademark/, Polycitra/registered trademark/, Polycitra-K Crystals/registered trademark/, Polycitra-LC/trademark/, Neutra-Phos/registered trademark/, and Neutra-Phos-K/trademark/, to ALZA Corporation. Although this sale represented an exit by us from the urology business in 1997, we retained the rights to these products outside of the United States and Canada and are currently seeking product approvals in various countries. We also retained rights to Elmiron/registered trademark/ for veterinary uses and are developing it to treat feline interstitial cystitis.

NEW PROPRIETARY AND BRANDED PRODUCTS UNDER DEVELOPMENT

     We are committed to the cost-effective development of proprietary pharmaceuticals directed primarily towards indications having relatively large patient populations or for which limited or inadequate treatments are available. We seek to accelerate product development and commercialization by in-licensing compounds, especially after clinical testing has begun, and by developing new dosage forms of existing products or new therapeutic indications for existing products. We intend to emphasize the development of drug products in the oncology and respiratory fields and have a variety of proprietary pharmaceuticals in varying stages of development.

     PAXORAL/trademark/. Presently, paclitaxel is marketed only in injectable form. We are developing an oral formulation of paclitaxel that we believe may provide significant advantages over the injectable dosage form in terms of patient convenience and reduced side-effects. We are currently conducting human clinical trials to test the safety and efficacy of Paxoral/trademark/.

     INHALATION AEROSOL PRODUCTS. We are continuing to develop the Easi-Breathe/trademark/ inhaler for use with various compounds. In light of international agreements calling for the eventual phase-out of chlorofluorocarbons, we are developing CFC-free inhalation aerosol products. We received regulatory approval to market CFC-free beclomethasone in Ireland and France in 1997 in our standard metered-dose inhaler and our Easi-Breathe/trademark/ inhaler, the first such approvals for any company anywhere in the world. In October 1999, we received regulatory approval to market CFC-free beclomethasone in our standard metered-dose inhaler in Belgium, Italy, Finland and Portugal. In 1998, we also applied for approval to market an albuterol CFC-free formulation in various European countries, and in April 2000, this product was approved for marketing in the United Kingdom. That approval will provide the basis for expedited approvals in other European countries under the mutual recognition procedure. Also, we have developed a multi-dose dry powder inhaler which uses no propellant and is believed to have superior dosing accuracy than competing models. In 1998, we completed clinical trials in the United Kingdom for budesonide in our multi-dose dry powder inhaler. In 1999, we submitted Marketing Authorization Applications in the United Kingdom for approval to market a multi-dose dry powder inhaler for use with albuterol and budesonide.

     In developing environmentally friendly, CFC-free formulations for metered-dose inhalers, we and many of our competitors have obtained or licensed patents on formulations containing alternative propellants. There are many existing patents covering the use of hydrofluoroalkane with pharmaceuticals, and successful product development by us may require that we incur substantial expense in seeking to develop formulations that do not infringe competitors' patents, or that we license or invalidate such patents. We successfully invalidated certain relevant United Kingdom and European patents in the United Kingdom during 1997, 1998, and early 1999, but there can be no assurance that we will be successful in defeating the corresponding patents in the United States or other foreign jurisdictions.

     OTHER PRODUCTS. Additionally, we are working on other products in early states of development, including:

     /bullet/ steroids derived with our "soft-drug technology" that have the same efficacy as conventional steroids but reduced side effects;

     /bullet/ products for the treatment of benign prostatic hypertrophy; and

     /bullet/ compounds designed to treat cancer by inhibiting angiogenesis.

GENERIC PRODUCTS

     Generic drugs are therapeutically equivalent to their brand name counterparts, but are generally sold at lower prices and as alternatives to the brand name products.

     In the United States, we manufacture and market under the "Zenith Goldline" and "Goldline" trade names approximately 57 generic prescription drugs in capsule or tablet forms in an aggregate of approximately 116 dosage strengths. We also distribute in the United States approximately 349 additional generic prescription and over-the-counter drugs and vitamin supplements, in various dosage forms, dosage strengths and package sizes. Our domestic generic drug distribution network encompasses most trade classes of the pharmaceutical market, including wholesalers, retail drug chains, retail pharmacies, mail order companies, managed care organizations, hospital groups, nursing home providers and government agencies.

     In the United Kingdom, we are the largest manufacturer and distributor of generic pharmaceuticals. We market under the "Norton" trade name approximately 110 generic prescription and over-the-counter drugs, about half of which we manufacture, in various dosage forms and dosage strengths, constituting an aggregate of approximately 229 products. Such products are marketed to wholesalers, retail pharmacies, hospitals, physicians and government agencies. In addition, we manufacture and market various "blow-fill-seal" pharmaceutical products, such as contact lens solutions, unit-dose eye drops, solutions for injection or irrigation, and unit-dose vials for nebulization to treat respiratory disorders.

NEW GENERIC PRODUCTS UNDER DEVELOPMENT

     We are seeking to supplement our portfolio of generic products by emphasizing the development of specialty generics, defined as those products which, because of one or more special characteristics, are likely to encounter less competition. Specialty generic products include those:

     /bullet/ which are difficult to formulate or manufacture;

     /bullet/ which involve regulatory obstacles or potential patent challenges; or

     /bullet/ for which limited raw material suppliers exist.

     By emphasizing the development of specialty generics, we seek to introduce generic products that our competitors cannot easily develop, which is advantageous because the products are subject to less competition and less pricing pressure. In addition, in evaluating which generic pharmaceutical product development projects to undertake, we consider whether the new product, once developed, will complement our other products in the same therapeutic family, or will otherwise assist in making our product line more complete. Developing specialty generic pharmaceutical products generally involves more time and resources than developing common generic pharmaceutical products.

     From January 1999 through March 2000, we received final FDA approval of 7 ANDAs, tentative FDA approval of 5 ANDAs, approval of 6 Abridged Product License Applications, or APLAs, the United Kingdom equivalent of an ANDA, from the United Kingdom Medicines Control Agency and approval of 12 APLAs in 4 other European Countries.

     As of March 31, 2000, we had ANDAs or its foreign equivalent pending as follows:

 NUMBER PENDING        COUNTRY
----------------   --------------
       25           United States
       29              England
        7              Ireland
       10              Germany
        2              France
        1              Canada

COLLABORATIVE ALLIANCES, ACQUISITIONS AND JOINT VENTURES

     GLAXO WELLCOME. In December 1996, we licensed the Easi-Breathe/trademark/ device to Glaxo Wellcome for use with a number of inhaled compounds (including, among others, beclomethasone and albuterol) mixed with CFC or HFA propellants. The license granted Glaxo Wellcome the exclusive right to use the Easi-Breathe/trademark/ device for these compounds on a worldwide basis. We renegotiated this agreement in order to regain rights to market our Easi-Breathe/trademark/ inhaler containing beclomethasone and albuterol worldwide, except in the United Kingdom and Ireland where we and Glaxo Wellcome will continue to jointly market the Easi-Breathe/trademark/ inhaler until the end of 2000. We and Glaxo Wellcome are continuing to discuss a number of possible ways in which to strengthen our alliance.

     BRISTOL-MYERS. In November 1999, we entered into a three-year product collaboration and development services agreement with Bristol-Myers in the areas of inhalation technology and oncology. With respect to inhalation technology, the agreement calls for us and Bristol-Myers to collaborate to develop one or more of Bristol-Myers' proprietary molecules using our patented devices, which Bristol-Myers would purchase from us. Bristol-Myers would retain the worldwide rights to market respiratory products containing its compounds.

     INSTITUTE FOR DRUG RESEARCH. In October 1999, we acquired the Institute for Drug Research, which is based in Budapest, Hungary. The Institute for Drug Research employs approximately 200 scientists and support staff and engages in original drug discovery and provides contract research services to other pharmaceutical companies. It was originally founded in 1950 as a government-owned pharmaceutical research and development center for the Hungarian pharmaceutical industry. It has expertise in drug discovery, screening, synthesis, and pre-clinical development. Additionally, the Institute for Drug Research has a depository of more than 1,500 microorganisms to produce chemicals of medicinal value through fermentation. The Institute for Drug Research has a number of new drugs that are now in Phase I clinical trials, including a tri-peptide with anti-thrombin activity similar to heparin, which helps prevent blood clots.

     SOFT DRUGS. In December 1999, we acquired Soft Drugs, a private company with a significant patent portfolio. This acquisition provides us with several new chemical entities to add to our growing pipeline of proprietary new drugs. These chemical entities include a corticosteroid that is rapidly converted to an inactive form after absorption, which will minimize the side effects normally associated with these drugs. Initial applications will be to treat asthma (as an inhaled product) and inflammatory diseases of the large intestine (in a special oral form).

     INDIANA PROTEIN TECHNOLOGIES. In August 1999, we entered into an agreement with Indiana Protein Technologies, a privately held company, to use Indiana Protein Technologies' recombinant technology in the joint development of a number of generic peptide-based pharmaceutical products.

     GALENA. In 1994, we acquired a 60% interest in Galena, one of the oldest and best known pharmaceutical companies based in the Czech Republic. Through open market purchases made in 1995, 1996 and 1999, and a public tender offer made in 1999, we increased our ownership interest in Galena to 86%. Galena develops, manufactures and markets a variety of human pharmaceutical and veterinary products, as well as syrup for a herbal based cola and an energy sport beverage, and active ingredients and herbal extracts used in the manufacture of pharmaceuticals, including cyclosporin and ergot alkaloids. All such products are manufactured in the Czech Republic. Galena sells its products primarily in Central and Eastern European countries, including Russia. As part of the 1994 acquisition, we contributed to Galena rights to manufacture and market certain products and products under development by us in certain countries.

     ELVETIUM. In 1996, we acquired Elvetium S.A. (Argentina), Alet Laboratorios S.A.E.C.I. y E. and Elvetium S.A. (Uruguay). In 1998, Alet Laboratorios S.A.E.C.I. y E. merged into Elvetium S.A. (Argentina), which is headquartered in Buenos Aires and is engaged in the business of manufacturing and marketing pharmaceuticals in Argentina. Elvetium S.A. (Uruguay) is headquartered in Montevideo and is engaged in the business of manufacturing and marketing pharmaceuticals in Uruguay.

     KUNMING BAKER NORTON. Since 1992, we have been a 50% partner in a Chinese joint venture with Kunming Pharmaceutical Factory, named Kunming Baker Norton Pharmaceutical Co., Ltd., which manufactures and markets a variety of pharmaceutical products.

OTHER BUSINESSES

NUTRACEUTICALS

     We provide contract manufacturing services for the nutritional supplement industry from our encapsulating facility in Miami, Florida. Turnkey services include custom formulation, raw material sourcing, soft gelatin encapsulation, and specialized packaging. Utilizing herbal extracts manufactured by our Galena subsidiary, we also manufacture a line of high quality herbal nutraceutical products in soft gelatin capsules.

VETERINARY PRODUCTS

     We formulate, package and distribute under the "DVM Pharmaceuticals" trade name various veterinary products in the United States, primarily nutraceutical and dermatological products for companion animals. These products are marketed through our direct sales force and a national network of veterinary product distributors primarily to small animal practitioners. DVM Pharmaceuticals has submitted a New Animal Drug Application for a product to treat certain feline urological disorders. DVM Pharmaceuticals is also developing proprietary products in the therapeutic areas of asthma, gastrointestinal disorders and skin conditions in companion animals.

DIAGNOSTICS

     Our diagnostics group develops, manufactures and markets diagnostic reagents and instrumentation. We manufacture and market a line of enzyme immunoassays which are used to detect the presence of infectious and autoimmune diseases, and a line of autoimmune antigens, reagents and other related products. We also manufacture and market automatic instruments for enzyme immunoassays. Our diagnostic group's products are marketed to clinical reference laboratories, hospital laboratories, research institutions and other commercial entities in the United States through our direct sales force. In May 1999, our diagnostics group entered into a three year agreement to supply automated walk-away instrumentation for clinical laboratories to Sigma Diagnostics, Inc. We also market these products, as well as diagnostic products manufactured by others, in Italy through a direct sales force to public hospitals and private medical laboratories. Sales of our diagnostic products are also made through independent distributors in various other foreign markets.

PATENTS AND PROPRIETARY RIGHTS

     We believe that patents and other proprietary rights are important to our business. Our policy is to file patent applications to protect our products, technologies, inventions and improvements to each that we consider important to the development of our business. We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position.

     We hold approximately 200 United States and foreign patents and have filed several hundred United States and foreign patent applications. In addition, we have exclusively licensed several additional United States and foreign patents and patent applications. Our success depends, in part, on our ability to obtain United States and foreign patent protection for our products, to preserve our trade secrets and proprietary rights and to operate without infringing on the proprietary rights of third parties or having third parties circumvent our rights. Because of the length of time and expense associated with bringing new products through development and regulatory approval to the marketplace, the pharmaceutical industry has traditionally placed considerable importance on obtaining patent and trade secret protection for significant new technologies, products and processes.

GOVERNMENT REGULATION

     Our pharmaceutical and diagnostic operations are subject to extensive regulation by governmental authorities in the United States and other countries with respect to the testing, approval, manufacture, labeling, marketing and sale of pharmaceutical and diagnostic products. We devote significant time, effort and expense to addressing the extensive government regulations applicable to our business. In general, the trend is towards more stringent regulation.

     In the United States, the FDA requires extensive testing of new pharmaceutical products to demonstrate that such products are both safe and effective in treating the indications for which approval is sought. Testing in humans may not be commenced until after an Investigational New Drug exemption is granted by the FDA. An NDA must be submitted to the FDA for new drugs that have not been previously approved by the FDA and for new combinations of, and new indications and new delivery methods for, previously approved drugs. Three phases of clinical trials must be successfully completed before an NDA is approved. Phase I clinical trials involve the administration of the drug to a small number of healthy subjects to determine safety, tolerance, absorption and metabolism characteristics. Phase II clinical trials involve the administration of the drug to a limited number of patients for a specific disease to determine dose response, efficacy and safety. Phase III clinical trials involve the study of the drug to gain confirmatory evidence of efficacy and safety from a wide base of investigators and patients. In the case of a drug that has been previously approved by the FDA, an abbreviated approval process is available. For such drugs an ANDA may be submitted to the FDA for approval. For an ANDA to be approved, among other requirements, the drug must be shown to be bioequivalent to the previously approved drug. The NDA and ANDA approval process generally take a number of years and involve the expenditure of substantial resources. There can be no assurance that the time and resources devoted to seeking regulatory approval for new products will result in product approvals or earnings.

     The owner of an approved drug is required to list with the FDA all patents which cover the approved drug and its approved uses. A company filing an ANDA and seeking approval to market a product before expiration of all listed patents must certify that such patents are invalid or will not be infringed by the manufacture, use or sale of the applicant's product, and must notify the patent owner and the owner of the approved drug of its filing. If the approved drug owner sues the ANDA filer for patent infringement within 45 days after it receives such notice, then the FDA will not grant final approval of the ANDA until the earlier of 30 months from the date the approved drug owner receives such notice or the date when a court finally determines that the applicable patents are either invalid or would not be infringed by the applicant's product. As a result, generic drug manufacturers, including us, are often involved in lengthy, expensive patent litigation against brand name drug companies that have considerably greater resources and that are typically inclined to actively pursue patent litigation in an effort to protect their franchises.

     Our diagnostic products are considered medical devices, and as such require either a 510(k) premarket notification clearance or an approved Premarket Approval Application from the FDA prior to marketing. A product qualifies for a 510(k) premarket notification clearance if it is substantially equivalent to another medical device that was on the market prior to May 28, 1976 and does not now have a Premarket Approval Application or has previously received 510(k) premarket notification clearance and is lawfully on the market. The 510(k) premarket notification clearance process can take several months and may involve the submission of data demonstrating its equivalency to similar products in the market together with other supporting information. An approved Premarket Approval Application indicates that the FDA has determined that a device has been proven to be safe and effective for its intended use. The Premarket Approval Application process typically can last several years and requires the submission of significant quantities of preclinical and clinical data as well as manufacturing and other information.

     On an ongoing basis, the FDA reviews the safety and efficacy of marketed pharmaceutical products and products considered medical devices and monitors labeling, advertising and other matters related to the promotion of such products. The FDA also regulates the facilities and procedures used to manufacture pharmaceutical and diagnostic products in the United States or for sale in the United States. Such facilities must be registered with the FDA and all products made in such facilities must be manufactured in accordance with "good manufacturing practices" established by the FDA. Compliance with good manufacturing practices guidelines requires the dedication of substantial resources and requires significant costs. The FDA periodically inspects our manufacturing facilities and procedures to assure compliance. The FDA may cause a recall or withdraw product approvals if regulatory standards are not maintained. The FDA approval to manufacture a drug is site-specific. In the event an approved manufacturing facility for a particular drug becomes inoperable, obtaining the required FDA approval to manufacture such drug at a different manufacturing site could result in production delays, which could adversely affect our business and results of operations.

     In connection with our activities outside the United States, we are also subject to regulatory requirements governing the testing, approval, manufacture, labeling, marketing and sale of pharmaceutical and diagnostic products, which requirements vary from country to country. Whether or not FDA approval has been obtained for a product, approval of the product by comparable regulatory authorities of foreign countries must be obtained prior to marketing the product in those countries. The approval process may be more or less rigorous from country to country, and the time required for approval may be longer or shorter than that required in the United States. No assurance can be given that clinical studies conducted outside of any country will be accepted by such country, and the approval of any pharmaceutical or diagnostic product in one country does not assure that such product will be approved in another country.

     The federal and state governments in the United States, as well as many foreign governments, including the United Kingdom, from time to time explore ways to reduce medical care costs through health care reform. These efforts have resulted in, among other things, government policies that encourage the use of generic drugs rather than brand name drugs to reduce drug reimbursement costs. Virtually every state in the United States has a generic substitution law which permits the dispensing pharmacist to substitute a generic drug for the prescribed brand name product. The debate to reform the United States' health care system is expected to be protracted and intense. Due to uncertainties regarding the ultimate features of reform initiatives and their enactment and implementation, we cannot predict what impact any reform proposal ultimately adopted may have on the pharmaceutical or diagnostic industries or on our business or operating results.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                    DIRECTORS

Below are the names, ages, and brief biographies of those persons who currently serve as our directors.

MARK ANDREWS                        Director since 1987

         Mark Andrews, age 49, has served as the Chairman of the Board of Directors and Chief Executive Officer of American Exploration Company (oil and gas exploration and production) since 1980, and was its President from 1980 to 1988. Upon the merger of American Exploration Company into Louis Dreyfus Natural Gas Corp. (oil and gas exploration and production) in October 1997, Mr. Andrews became the Vice Chairman of the Board of Directors of the combined entity. Mr. Andrews has also served as Chairman of the Board of Directors of Vault Mortgage Company (mortgage brokerage), and as President of Great Spirits Company LLC (consumer products distribution) since 1998.

ERNST BIEKERT, PH.D.                Director since 1991

         Ernst Biekert, age 75, is a professor at the University of Heidelberg in Germany. He was the Chairman of the Board and Chief Executive Officer of Knoll A.G. (pharmaceuticals) from 1968 to 1985. Dr. Biekert was a consultant to BASF A.G. (chemicals and pharmaceuticals) from 1985 to 1987 and was Chairman of its pharmaceutical division from 1975 to 1985.

CHARLES M. FERNANDEZ                Director since 1998

         Charles M. Fernandez, age 38, has been the President, Chief Executive Officer, and a director of Big City Radio, Inc. (broadcasting/internet) since 1999. He has also been the Chairman of the Board of Continucare Corporation (integrated health care) since 1996 and was its Chief Executive Officer from 1996 to 1999. He has also been Vice-Chairman of HealthCare2Net Solutions (internet solutions) since 1999. From 1985 to 1996, he was the Executive Vice President and a director of Heftel Broadcasting Corporation (radio broadcasting). From 1998 to 1999 he was a director of Frost Hanna Capital Group, Inc. (investment company).

JACK FISHMAN, PH.D.                 Director since 1987

         Jack Fishman, age 69, is an Adjunct Professor at The Rockefeller University and director of Research of Strang Cornell Cancer Research Laboratory, a non-profit entity associated with Cornell University Medical College. He served as our Chief Scientific Officer from 1991 to 1995, as a Vice Chairman of the Board from 1991 to 1997 and as our President from 1988 to 1991. Dr. Fishman served as a Research Professor of Biochemistry and Molecular Biology at the University of Miami from 1988 to 1992.

NEIL FLANZRAICH                     Director since 1997

         Neil Flanzraich, age 56, has served as our Vice Chairman and President since May 1998. He was a shareholder and served as Chairman of the Life Sciences Legal Practices Group of Heller Ehrman White & McAuliffe from 1995 to 1998. From 1981 to 1994, he served in various capacities at Syntex Corporation (pharmaceuticals), most recently as its Senior Vice President, General Counsel and a member of the Corporate Executive Committee. From 1994 to 1995, after Syntex Corporation was acquired by Roche Holding Ltd., he served as Senior Vice President and General Counsel of Syntex (U.S.A.) Inc., a Roche subsidiary. He is

Chairman of the Board of Directors of North American Vaccine, Inc. (vaccine research and development), and is a director of Whitman Education Group, Inc. (proprietary education).

PHILLIP FROST, M.D.                 Director since 1987

         Phillip Frost, age 63, has served as our Chairman of the Board of Directors and Chief Executive Officer since 1987. He served as our President from July 1991 until January 1995. He was the Chairman of the Department of Dermatology at Mt. Sinai Medical Center of Greater Miami, Miami Beach, Florida from 1972 to 1990. Dr. Frost was Chairman of the Board of Directors of Key Pharmaceuticals, Inc. from 1972 to 1986. He is Chairman of the Board of Directors of Whitman Education Group, Inc. (proprietary education), Vice Chairman of the Board of Directors of North American Vaccine, Inc. (vaccine research and development), Vice Chairman of the Board of Directors of Continucare Corporation (integrated health care), and a director of Northrop Grumman Corp. (aerospace). He is Vice Chairman of the Board of Trustees of the University of Miami and a member of the Board of Governors of the American Stock Exchange.

JANE HSIAO, PH.D.          Director since 1995

         Jane Hsiao, age 52, has served as our Vice Chairman-Technical Affairs since February 1995, as our Chief Technical Officer since July 1996, and as Chairman, Chief Executive Officer and President of DVM Pharmaceuticals, Inc., our veterinary products subsidiary, since March 1998. From 1992 until February 1995, she served as our Chief Regulatory Officer and Assistant to the Chairman, and as Vice President-Quality Assurance and Compliance of Baker Norton Pharmaceuticals, Inc., our principal proprietary pharmaceutical subsidiary. From 1987 to 1992, Dr. Hsiao was Vice President-Quality Assurance, Quality Control and Regulatory Affairs of Baker Norton Pharmaceuticals, Inc.

ISAAC KAYE                          Director since 1990

         Isaac Kaye, age 70, has served as our Deputy Chief Executive Officer since 1990 and as Chairman of Norton Healthcare Limited, our principal United Kingdom pharmaceutical subsidiary, since 1990.

DIRECTOR COMPENSATION

         During 1999, each director who was not employed by us received an annual fee of $10,000 for his or her service as a director. Beginning in 2000, this annual fee was increased to $15,000. In addition, each director is reimbursed for expenses incurred in attending board and committee meetings. Pursuant to our 1994 Stock Option Plan, non-employee directors automatically are granted each year, on the first business day following our annual meeting of shareholders, non-qualified options to purchase 7,500 shares of common stock at an exercise price equal to the fair market value of the common stock on the date of the grant, and having a term of ten years.

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

         The Board held six meetings during 1999. During 1999, all incumbent directors attended at least seventy-five percent (75%) of the meetings of the Board and the committees of the Board on which they served. The Board does not have a nominating committee, and the usual functions of such a committee are performed by the entire Board.

                          AUDIT COMMITTEE - 6 MEETINGS


FUNCTION                                                     MEMBERS

o   Review adequacy of internal systems of accounting   o   Charles M. Fernandez (Chairman)
    controls                                            o   Mark Andrews
o   Recommend appointment of independent auditors       o   Jack Fishman, Ph.D.
o   Meet with independent auditors and internal         o   Jane Hsiao, Ph.D.
    auditors regarding their examination of the books
    and records
o   Review financial statements
o   Review management's disclosures
o   Review findings and recommendations of auditors
o   Reviewing other matters regarding financial
    affairs and internal policies and procedures

              COMPENSATION AND STOCK OPTION COMMITTEE - 6 MEETINGS

FUNCTION                                                     MEMBERS

o    Recommend or approve compensation of directors,    o   Mark Andrews (Chairman)
     executive officers and other highly paid employees o   Ernst Biekert, Ph.D.
o    Review employee benefit programs                   o   Charles M. Fernandez
o    Authorize stock option grants and establish terms
     of stock option agreements

                  REGULATORY COMPLIANCE COMMITTEE - 2 MEETINGS

FUNCTION                                                     MEMBERS

o   Review compliance with regulatory requirements      o   Ernst Biekert, Ph.D. (Chairman)
o   Review quality assurance functions of worldwide     o   Jack Fishman, Ph.D.
    operations.                                         o   Jane Hsiao, Ph.D.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and ten percent (10%) shareholders to file initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities with the Securities and Exchange Commission and the American Stock Exchange. Directors, executive officers and ten percent (10%) shareholders are required to furnish us with copies of all Section 16(a) reports they file. Based on a review of the copies of such reports furnished to us and written representations from our directors and executive officers that no other reports were required, we believe that, during 1999, our directors, executive officers and ten percent (10%) shareholders complied with all Section 16(a) filing requirements applicable to them, except that one Form 4 was inadvertently filed late by each of Mark Andrews and Jack Fishman, and Rafick G. Henein inadvertently filed late his Form 5.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Charles M. Fernandez is the Chairman of the Board of Continucare Corporation and serves on the Compensation and Stock Option Committee of our Board. Phillip Frost, M.D. serves on the Board of Directors of Continucare Corporation and is an executive officer and director of ours.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table contains certain information regarding aggregate compensation paid or accrued by us during 1999 to the Chief Executive Officer and to each of the four highest paid executive officers other than the Chief Executive Officer.

                           SUMMARY COMPENSATION TABLE

                                                                                        LONG-TERM
                                                 ANNUAL COMPENSATION                   COMPENSATION
                                 ---------------------------------------------------- -------------
                                                                                          SHARES
           NAME AND                                                    OTHER ANNUAL     UNDERLYING       ALL OTHER
      PRINCIPAL POSITION           YEAR      SALARY         BONUS      COMPENSATION   STOCK OPTIONS    COMPENSATION
      ------------------           ----      ------         -----      ------------   -------------    ------------
                                               ($)           ($)            ($)            (#)            ($)(1)

Phillip Frost, M.D.                1999      575,000     316,250(2)             0               0          4,800
CHIEF EXECUTIVE OFFICER            1998      575,000           0                0         225,000          4,800
                                   1997      575,000           0                0               0          4,800

Isaac Kaye (3)                     1999      541,716     287,500                *               0              0
DEPUTY CHIEF EXECUTIVE OFFICER     1998      550,301           0                *         225,000              0
                                   1997      521,520           0                *               0              0

Neil Flanzraich (4)                1999      500,000     275,000(2)             0               0          4,800
PRESIDENT                          1998      296,154     147,754                0         600,000          4,800
                                   1997           --          --                0              --             --

Jane Hsiao, Ph.D.                  1999      400,000     270,000(2)             *               0          4,800
CHIEF TECHNICAL OFFICER            1998      338,462     200,000                *         300,000          4,800
                                   1997      299,808      25,000                *         150,000          4,800

Rafick G. Henein, Ph.D. (5)        1999      635,123     279,900(2)             0          56,250          4,800
SENIOR VICE PRESIDENT              1998      613,500      75,000                *         112,500          4,800
                                   1997      204,365     200,000          109,708         375,000          4,800

* Value of perquisites and other personal benefits paid does not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for the executive officer.

(1) The amounts set forth in the "All Other Compensation" column represent matching contributions made by us under the IVAX Corporation Employee Savings Plan, an employee retirement plan maintained under Section 401(k) of the Internal Revenue Code.

(2) The amount included in "bonus" for 1999 includes a retention bonus of 5% of 1999 base salary, which was paid to all our employees who were employed in the United States for the period from July 1, 1998 through June 30, 1999, excluding those employees subject to collective bargaining agreements or other retention programs.

(3) Mr. Kaye's salary and other compensation is paid in British pounds. The information in the table is based on the average exchange rate during the applicable year.

(4)   Mr. Flanzraich's employment commenced in May 1998.

(5) Dr. Henein's employment commenced in July 1997. For Dr. Henein, the amount included in "salary" for each year includes additional cash compensation of $38,500 payable pursuant to his employment agreement and the amount included in "Other Annual Compensation" for 1997 represents taxable relocation expenses and a $100,000 payment to cover the loss on the sale of his former residence.

EMPLOYMENT AGREEMENTS

         In November 1997, we entered into employment agreements with Dr. Frost and Mr. Kaye, pursuant to which Dr. Frost serves as Chairman and Chief Executive Officer and Mr. Kaye serves as Deputy Chief Executive Officer and as Chief Executive Officer of Norton Healthcare Limited, our United Kingdom subsidiary. Pursuant to the agreements, Dr. Frost receives an annual base salary of $575,000, and Mr. Kaye receives an annual base salary of $575,000 less certain automobile-related expenses paid on his behalf. The agreements provide for severance payments if either executive's employment is terminated under certain circumstances. The agreements have five-year terms, and automatically renew for additional two-year terms thereafter unless terminated by either party.

         In July 1997, we entered into an employment agreement with Dr. Henein pursuant to which he serves as our Senior Vice President and as the President and Chief Executive Officer of Zenith Goldline Pharmaceuticals, Inc. Pursuant to the agreement, Dr. Henein was paid a signing bonus of $200,000 and he was granted options to purchase 375,000 shares of common stock. He is entitled to an annual base salary of $575,000, an additional annual cash payment of $38,500 and certain employee benefits, and he is eligible for an annual bonus of up to one hundred percent (100%) of his base salary dependent on the performance of Zenith Goldline Pharmaceuticals, Inc. We also agreed to pay Dr. Henein's relocation expenses, including a $100,000 payment to cover the loss on the sale of his former residence. The agreement provides for severance benefits if Dr. Henein's employment is terminated under certain circumstances. The agreement has a five-year term, and automatically renews for additional two-year terms thereafter unless terminated by either party.

         In January 1998, we entered into an employment agreement with Dr. Hsiao pursuant to which she serves as our Chief Technical Officer. Pursuant to the agreement, Dr. Hsiao receives an annual base salary of not less than $300,000. The agreement provides for severance payments if Dr. Hsiao's employment is terminated under certain circumstances. The agreement has a five-year term, and automatically renews for additional two-year terms thereafter unless terminated by either party.

         In May 1998, we entered into an employment agreement with Mr. Flanzraich pursuant to which he serves as our Vice Chairman and President. Pursuant to the agreement, Mr. Flanzraich was paid a signing bonus of $100,000 and is entitled to receive an annual base salary of not less than $500,000. The agreement provides for severance payments if Mr. Flanzraich's employment is terminated under certain circumstances. The agreement has a five-year term, and automatically renews for additional two-year terms thereafter unless terminated by either party.

CHANGE IN CONTROL AGREEMENTS

         We have entered into change in control employment agreements with certain officers, including Dr. Frost, Mr. Kaye, Mr. Flanzraich, Dr. Hsiao and Dr. Henein. These agreements are intended to provide protection to key employees and to provide for continuity of management in the event of a change in control. The agreements become effective if a change in control occurs during the three-year period that commences on the execution of the agreement. The period is automatically renewed each year for an additional three years, unless we provide notice of non-renewal.

         Under the change in control agreements, a change in control includes any of the following events: (1) the acquisition of forty percent (40%) or more of our common stock by a person or group; (2) a change in the majority of our board (other than a change approved by the incumbent board); (3) approval by the shareholders of a reorganization, merger or consolidation; or (4) approval by the shareholders of a liquidation or dissolution or sale of all or substantially all of our assets. Exceptions are provided for certain transactions, including those where our existing shareholders maintain effective control.

         Once the agreements become effective upon a change in control, they have a term of three years. Each agreement provides that a covered officer will have a position, responsibilities and authority at least commensurate with those held during the ninety days preceding the change in control. Each agreement also provides that the covered officer will be paid an annual base salary equal to the highest salary received during the twelve months preceding the change in control; will be entitled to an annual bonus equal to the average annual bonus paid during the three years preceding the change in control; will be entitled to a one-time special bonus equal to his annual base salary plus the higher of his last annual bonus or the average annual bonus paid during the three years preceding the change in control if the officer remains employed with us through the six month anniversary of the change in control; and will be entitled to continued participation in our benefit plans, fringe benefits, office support and staff, vacation, and expense reimbursement on the same basis as prior to the change in control, and in any case no less favorable than those provided by us to peer executives (as defined in the agreements).

         If, following a change in control, the officer is terminated for any reason other than death, disability or for cause, or if such officer terminates his or her employment agreement for good reason (as defined in the agreements) or for any reason during the thirty-day period following the six month anniversary of the change in control, then the officer is entitled to a severance payment equal to two times the officer's annual base salary (as defined in the agreements) plus the higher of his last annual bonus or the average annual bonus paid during the three years preceding the change in control. In addition, if the special bonus has not been paid to the officer, the severance payment shall be increased by the amount of the special bonus. The agreements also provide that the officer is entitled to continue to participate in our welfare benefit plans for the full three-year period.

         In the event that any payments made in connection with a change in control would be subjected to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended, we will "gross-up" the officer's compensation for all federal, state and local income and excise taxes and any penalties and interest.

STOCK OPTIONS

         The following table sets forth information concerning stock option grants made during 1999 to the executive officers named in the "Summary Compensation Table." All stock options identified in the table are nonqualified options and vest in equal portions over four years.

                     STOCK OPTION GRANTS IN FISCAL YEAR 1999

                                            PERCENT OF                                POTENTIAL REALIZABLE VALUE
                                 SHARES        TOTAL                                  AT ASSUMED ANNUAL RATES OF
                               UNDERLYING     OPTIONS                                STOCK PRICE APPRECIATION FOR
                                 OPTIONS    GRANTED TO   EXERCISE    EXPIRATION             OPTION TERM
            NAME                 GRANTED     EMPLOYEES     PRICE        DATE       ------------------------------
            ----                 -------     ---------     -----        ----              5%            10%
                                   (#)          (%)         ($)                           ($)           ($)

Phillip Frost, M.D.                 0            0           -           -               -                 -
Isaac Kaye                          0            0           -           -               -                 -
Neil Flanzraich                     0            0           -           -               -                 -
Jane Hsiao, Ph.D.                   0            0           -           -               -                 -
Rafick G. Henein, Ph.D.          56,250         6.3       8.9167        6/03/06        204,187          475,842

         The following table sets forth information concerning stock option exercises during 1999 by each of the executive officers named in the "Summary Compensation Table" and the year-end value of unexercised options held by such officers, based on the closing price of $17.1667 on December 31, 1999.

                   STOCK OPTION EXERCISES IN FISCAL YEAR 1999
                        AND FISCAL YEAR-END OPTION VALUES

                                SHARES                       NUMBER OF SHARES             VALUE OF UNEXERCISED
                               ACQUIRED                   UNDERLYING UNEXERCISED          IN-THE-MONEY OPTIONS
                                  ON        VALUE       OPTIONS AT FISCAL YEAR-END         AT FISCAL YEAR-END
                                                        --------------------------         ------------------
            NAME               EXERCISE    REALIZED    EXERCISABLE    UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
            ----               --------    --------    -----------    -------------    -----------   -------------
                                  (#)        ($)           (#)            (#)              ($)             ($)
Phillip Frost, M.D.                0          0           628,125        196,875        1,939,871       1,891,418
Isaac Kaye                         0          0           628,125        196,875        1,939,871       1,891,418
Neil Flanzraich                    0          0           157,500        450,000        1,771,258       5,100,030
Jane Hsiao, Ph.D.                  0          0           459,375        328,125        2,087,520       3,165,645
Rafick G. Henein, Ph.D.            0          0           309,375        234,375        3,467,599       2,460,559

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

STOCK OWNERSHIP OF MANAGEMENT AND PRINCIPAL SECURITY HOLDERS

         The following table indicates, as of March 31, 2000, information about the beneficial ownership of our common stock by (1) each director, (2) each executive officer named in the "Summary Compensation Table," (3) by all directors and executive officers as a group, and (4) and by each person who we know beneficially owns more than 5% of our common stock. All shares were owned directly with sole voting and investment power unless otherwise indicated.

                          NAME OR IDENTITY                    SHARES              PERCENT
                              OF GROUP                BENEFICIALLY OWNED(1)     OF CLASS
                              --------                ---------------------     --------
                Mark Andrews                                   55,200(2)            *
                Ernst Biekert, Ph.D.                           60,000(3)            *
                Charles M. Fernandez                          172,500(3)            *
                Jack Fishman, Ph.D.                         2,995,363(4)           1.92%
                Neil Flanzraich                               312,293(5)            *
                Phillip Frost, M.D.                        24,478,454(6)          15.56%
                Jane Hsiao, Ph.D.                           4,905,394(7)           3.13%
                Isaac Kaye                                    401,250(3)            *
                Rafick G. Henein, Ph.D.                       355,514(8)            *
                All directors and executive                33,846,017(9)          21.29%
                officers as a group (10 persons)

--------------------
* Represents beneficial ownership of less than one percent (1%).

(1) For purposes of this table, beneficial ownership is computed pursuant to Rule 13d-3 under the Securities Exchange Act of 1934.

(2) Includes 7,500 shares which may be acquired pursuant to stock options exercisable within 60 days of March 31, 2000 and 4,200 shares held by a trust for the benefit of Mr. Andrews' children. Mr. Andrews disclaims beneficial ownership of the shares held by the trust for the benefit of his children.

(3) Includes shares which may be acquired pursuant to stock options exercisable within 60 days of March 31, 2000 as follows: Dr. Biekert (60,000), Mr. Fernandez (22,500) and Mr. Kaye (356,250).

(4) Includes 30,000 shares which may be acquired pursuant to stock options exercisable within 60 days of March 31, 2000. Dr. Fishman disclaims beneficial ownership of an additional 13,800 shares held by his wife.

(5) Includes 307,500 shares which may be acquired pursuant to stock options exercisable within 60 days of March 31, 2000 and 1,404 shares held for Mr. Flanzraich's benefit under the IVAX Corporation Employee Savings Plan.

(6) Includes 4,209,334 shares held directly, 2,328 shares held for Dr. Frost's benefit under the IVAX Corporation Employee Savings Plan, 356,250 shares which may be acquired pursuant to stock options exercisable within 60 days of March 31, 2000, 19,160,542 shares held by Frost-Nevada Limited Partnership ("FNLP") and 750,000 shares which may be acquired by FNLP upon exercise of a warrant. Dr. Frost is the sole limited partner of FNLP and the sole shareholder, an officer and a director of Frost-Nevada Corporation, the general partner of FNLP. Dr. Frost disclaims beneficial ownership of an additional 244,551 shares held by his wife. Dr. Frost's business address is 4400 Biscayne Boulevard, Miami, Florida 33137.

(7) Includes 1,476,427 shares held as trustee for the benefit of certain family members, 412,500 shares which may be acquired pursuant to stock options exercisable within 60 days of March 31, 2000 and 3,059 shares held on Dr. Hsiao's behalf under the IVAX Corporation Employee Savings Plan.

(8) Includes 309,375 shares which may be acquired pursuant to stock options exercisable within 60 days of March 31, 2000 and 220 shares held for Dr. Henein's benefit under the IVAX Corporation Employee Savings Plan.

(9) Includes all of the shares of common stock, identified in notes 1 through 7 above, that may be acquired pursuant to stock options exercisable within 60 days of March 31, 2000, plus 109,374 additional shares that may be acquired pursuant to stock options exercisable within 60 days of March 31, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Whitman Education Group, Inc. ("Whitman") leases approximately 7,885 square feet of office space from us in Miami, Florida at an annual rental of $147,221. The lease may be terminated by either party upon 180 days notice. Certain of our executive officers and directors serve as directors of Whitman. In addition, Dr. Frost is a principal shareholder of Whitman.

         We paid $1,637,453 to PharmAir Corporation ("PharmAir") for use of an airplane in 1999 and intend to make additional payments to PharmAir for use of the airplane in 2000. PharmAir is indirectly beneficially owned by Dr. Frost.

         As of March 31, 1999, BASF Corporation ("BASF") owned more than five percent (5%) of our outstanding common stock. On November 19, 1999, we purchased 6,832,650 shares of our common stock from BASF for $12.00 per share. The closing price of the common stock on that date was $13.67. We borrowed fifty million dollars ($50,000,000) from Frost-Nevada Limited Partnership to pay for part of the purchase of the stock from BASF. The loan has a term of fourteen (14) months and bears simple interest at the rate of ten percent (10%) per year. In connection with this transaction, we also granted to Frost-Nevada Limited Partnership a warrant to purchase seven hundred fifty thousand (750,000) shares of common stock at a price of $12.00 per share, exercisable immediately and expiring seven (7) years from the date of grant.

         Big City Radio, Inc. is negotiating to lease approximately 2,000 square feet of office space from us in Miami, Florida at an annual rental of approximately $42,000. The lease may be terminated by either party upon 30 days notice. One of our directors serves as an officer and director of Big City Radio, Inc.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   IVAX CORPORATION


Dated:  May 1, 2000                       By: /S/ PHILLIP FROST, M.D.
                                             ------------------------
                                                   Phillip Frost, M.D.
                                                   Chairman of the Board
                                                   and Chief Executive Officer

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

NAME                                             CAPACITY                                   DATE
----                                             --------                                   ----

/S/ PHILLIP FROST,  M.D.                         Chairman of the Board and                  May 1, 2000
----------------------------------------         Chief Executive Officer
Phillip Frost, M.D.                              (Principal Executive Officer)


/S/ THOMAS E. BEIER                              Chief Financial Officer                    May 1, 2000
----------------------------------------         (Principal Financial Officer)
Thomas E. Beier


/S/ THOMAS E. MCCLARY                            Vice President - Accounting                May 1, 2000
----------------------------------------         (Principal Accounting Officer)
Thomas E. McClary


/S/ MARK ANDREWS                                 Director                                   May 1, 2000
---------------------------
Mark Andrews


/S/ ERNST BIEKERT, PH.D.                         Director                                   May 1, 2000
------------------------------------------
Ernst Biekert, Ph.D.


/S/ CHARLES M. FERNANDEZ                         Director                                   May 1, 2000
----------------------------------------
Charles M. Fernandez


NAME                                             CAPACITY                                   DATE
----                                             --------                                   ----

/S/ JACK FISHMAN, PH.D.                          Director                                   May 1, 2000
----------------------------------------
Jack Fishman, Ph.D.


/S/ NEIL FLANZRAICH                              Director, President and Vice Chairman      May 1, 2000
------------------------------------
                  Neil Flanzraich

/S/ JANE HSIAO, PH.D.                            Director and Vice Chairman-                May 1, 2000
------------------------------------             Technical Affairs

Jane Hsiao, Ph.D.

/S/ ISAAC KAYE                                   Director and Deputy Chief                  May 1, 2000
------------------------------------             Executive Officer
Isaac Kaye