Form 10-Q
period 2000-03-31
IVAX CORP /DE
filed 2000-05-15
CIK 772197

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                         Commission File Number 1-09623

                                IVAX CORPORATION

                FLORIDA                                          16-1003559
--------------------------------------                       ------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)


         4400 BISCAYNE BOULEVARD, MIAMI, FLORIDA               33137
         --------------------------------------------------------------
         (Address of principal executive offices)            (Zip Code)

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

                                    YES _X_  NO ___

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

155,904,972 SHARES OF COMMON STOCK, $.10 PAR VALUE, OUTSTANDING AS OF APRIL 30, 2000.

                                IVAX CORPORATION

                                      INDEX

PART I - FINANCIAL INFORMATION                                          PAGE NO.
                                                                        --------

  Item 1 - Financial Statements

           Consolidated Balance Sheets as of March 31, 2000
           and December 31, 1999                                            2

           Consolidated Statements of Operations
           for the three months ended March 31, 2000 and 1999               3

           Consolidated Statements of Cash Flows
           for the three months ended March 31, 2000 and 1999               4

           Notes to Consolidated Financial Statements                       5

  Item 2 - Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                            9

  Item 3 - Quantitative and Qualitative Disclosures About Market Risk      14

PART II - OTHER INFORMATION

  Item 5 - Other Information                                               15

  Item 6 - Exhibits and Reports on Form 8-K                                15

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                        IVAX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                                  MARCH 31,       DECEMBER 31,
                                                                                    2000              1999
                                                                                -------------    -------------
                                                                                 (Unaudited)
                                 ASSETS
Current assets:
    Cash and cash equivalents                                                   $      96,280    $      41,408
    Accounts receivable, net of allowance for doubtful accounts
         of $21,370  ($22,058 in 1999)                                                 98,254          110,472
    Inventories                                                                       151,446          146,624
    Other current assets                                                               26,067           36,265
                                                                                -------------    -------------
        Total current assets                                                          372,047          334,769

Property, plant and equipment, net                                                    224,216          226,198
Intangible assets, net                                                                 50,827           55,745
Other assets                                                                           18,754           17,802
                                                                                -------------    -------------
        Total assets                                                            $     665,844    $     634,514
                                                                                =============    =============

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Loans payable                                                               $         326    $         746
    Note payable - related party, net                                                  46,682                -
    Current portion of long-term debt                                                     789              763
    Accounts payable                                                                   45,853           48,675
    Accrued income taxes payable                                                       14,741           13,058
    Accrued expenses and other current liabilities                                    145,313          147,154
                                                                                -------------    -------------
        Total current liabilities                                                     253,704          210,396

Long-term debt, net of current portion                                                  4,010           47,854
Note payable - related party, net                                                           -           45,619
Other long-term liabilities                                                             8,406            8,672
Minority interest                                                                       8,781            9,414
Put options                                                                            15,146           20,188

Shareholders' equity:
    Common stock, $.10 par value, authorized 250,000 shares,
        issued and outstanding 155,784 shares (152,235 in 1999)                        15,578           15,224
    Capital in excess of par value                                                    295,807          232,318
    Retained earnings                                                                  97,431           71,689
    Accumulated other comprehensive loss                                              (33,019)         (26,860)
                                                                                -------------    -------------
        Total shareholders' equity                                                    375,797          292,371
                                                                                -------------    -------------
        Total liabilities and shareholders' equity                              $     665,844    $     634,514
                                                                                =============    =============

   THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL
                         PART OF THESE BALANCE SHEETS.

                        IVAX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

THREE MONTHS ENDED MARCH 31,
(In thousands, except per share data)                                               2000              1999
                                                                                -------------    -------------
NET REVENUES                                                                    $     181,889    $     147,616
COST OF SALES                                                                          93,030           85,838
                                                                                -------------    -------------
     Gross profit                                                                      88,859           61,778
                                                                                -------------    -------------

OPERATING EXPENSES:
     Selling                                                                           20,017           17,432
     General and administrative                                                        24,175           21,588
     Research and development                                                          15,510           11,344
     Amortization of intangible assets                                                  1,968              609
                                                                                -------------    -------------
     Total operating expenses                                                          61,670           50,973
                                                                                -------------    -------------

     Income from operations                                                            27,189           10,805

OTHER INCOME (EXPENSE):
     Interest income                                                                    1,054            2,455
     Interest expense                                                                  (2,042)          (1,367)
     Other income, net                                                                  4,822            2,933
                                                                                -------------    -------------
     Total other income, net                                                            3,834            4,021
                                                                                -------------    -------------
     Income from continuing operations
         before income taxes and minority interest                                     31,023           14,826

PROVISION FOR INCOME TAXES                                                              5,044            4,091
                                                                                -------------    -------------
     Income from continuing operations
         before minority interest                                                      25,979           10,735

MINORITY INTEREST                                                                        (236)          (1,018)
                                                                                -------------    -------------
     Income from continuing operations                                                 25,743            9,717

INCOME FROM DISCONTINUED OPERATIONS                                                         -              290
                                                                                -------------    -------------
     Income before extraordinary item                                                  25,743           10,007

EXTRAORDINARY ITEM - Gain on
     extinguishment of debt, net of taxes                                                   -               33
                                                                                -------------    -------------
NET INCOME                                                                      $      25,743    $      10,040
                                                                                =============    =============

NET EARNINGS PER COMMON SHARE:

     Basic                                                                      $       0.17     $        0.06
                                                                                ------------     -------------
     Diluted                                                                    $       0.16     $        0.06
                                                                                ============     =============

WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING:
     Basic                                                                            153,764          168,872
                                                                                =============    =============
     Diluted                                                                          160,042          171,249
                                                                                =============    =============


       THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN
                       INTEGRAL PART OF THESE STATEMENTS.

                        IVAX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

THREE MONTHS ENDED MARCH 31,                                                        2000              1999
                                                                                -------------    -------------
(In thousands)
Cash flows from operating activities:
   Net Income                                                                   $      25,743    $      10,040
    Adjustments to reconcile net income to net cash
          flows from operating activities:
       Depreciation and amortization                                                    8,142            6,282
       Deferred tax provision                                                             366              104
       Provision for allowances for doubtful accounts                                     226              863
       Minority interest                                                                  236            1,018
       Equity in earnings of affiliates                                                  (539)            (300)
       Gains on extinguishment of debt                                                      -              (51)
       Gain on sale of product rights                                                    (769)            (812)
       Net (gains) losses on disposal of assets                                          (991)             (70)
       Income from discontinued operations                                                  -             (290)
       Changes in assets and liabilities:
          Decrease in accounts receivable                                              10,172            3,025
          Increase in inventories                                                      (6,845)            (667)
          Decrease in other current assets                                              9,931            9,812
          Increase in other assets                                                     (1,026)            (166)
          Increase (decrease) in accounts payable, accrued expenses
              and other current liabilities                                                79          (14,111)
          Decrease in other long-term liabilities                                         (47)          (1,369)
       Other, net                                                                           -           (1,204)
                                                                                -------------    -------------
       Net cash flows from operating activities                                        44,678           12,104
                                                                                -------------    -------------

Cash flows from investing activities:
    Proceeds from divestitures                                                              -              290
    Proceeds from sale of assets                                                           23              400
    Proceeds from sale of product rights                                                  769              812
    Capital expenditures                                                               (9,348)          (7,736)
    Acquisitions of patents, trademarks, licenses
       and other intangibles                                                             (161)            (175)
    Acquisition of businesses and other                                                     -           (1,174)
                                                                                -------------    -------------
       Net cash flows from investing activities                                        (8,717)          (7,583)
                                                                                -------------    -------------

Cash flows from financing activities:
    Borrowings on long-term debt and loans payable                                        761            1,453
    Payments on long-term debt and loans payable                                       (1,301)          (2,956)
    Issuance of common stock                                                           15,604                3
    Repurchases of common stock                                                             -          (59,775)
                                                                                -------------    -------------
       Net cash flows from financing activities                                        15,064          (61,275)
                                                                                -------------    -------------

Effect of exchange rate changes on cash                                                 3,847           (2,457)
                                                                                -------------    -------------
Net increase (decrease) in cash and cash equivalents                                   54,872          (59,211)
Cash and cash equivalents at the beginning of the year                                 41,408          208,593
                                                                                -------------    -------------
Cash and cash equivalents at the end of the period                              $      96,280    $     149,382
                                                                                =============    =============

Supplemental disclosures:

    Interest paid                                                               $       1,950    $          75
                                                                                =============    =============
    Income tax payments, net                                                    $         634    $       2,481
                                                                                =============    =============


    See Note 6, Debt, for information regarding non-cash conversion of 6 1/2% Convertible Subordinated Notes to equity.

       THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN
                       INTEGRAL PART OF THESE STATEMENTS.

                        IVAX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                      (In thousands, except per share data)

(1) GENERAL:

         The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q and, therefore, do not include all information normally included in audited financial statements. However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations, financial position and cash flows have been made. The results of operations and cash flows for the three months ended March 31, 2000 are not necessarily indicative of the results of operations and cash flows which may be reported for the remainder of 2000. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements included in IVAX' Annual Report on Form 10-K for the year ended December 31, 1999.

         Certain prior period amounts presented in the consolidated financial statements have been reclassified to conform to the current period's presentation.

(2) INVENTORIES:

         Inventories consist of the following:

                                                                    MARCH 31,      DECEMBER 31,
                                                                       2000            1999
                                                                   -----------     ------------
         Raw materials                                             $    64,141     $  62,932
         Work-in-process                                                12,185        10,773
         Finished goods                                                 75,120        72,919
                                                                   -----------     ------------
              Total                                                $   151,446     $ 146,624
                                                                   ===========     ============

(3)  EARNINGS PER SHARE:

         All weighted average share amounts for 1999 have been restated to reflect the 3-for-2 stock split which was effected on February 22, 2000 (see
Note 8, Shareholders' Equity). A reconciliation of the denominator of the basic and diluted earnings per share computation for income from continuing operations is as follows (in thousands):

THREE MONTHS ENDED MARCH 31,                                           2000            1999
                                                                   -----------     ------------
Basic weighted average number of shares outstanding                    153,764       168,872
Effect of dilutive securities - stock options and warrants               6,278         2,377
                                                                   -----------     ------------
Diluted weighted average number of shares outstanding                  160,042       171,249
                                                                   ===========     ============
Not included in the calculation of diluted earnings per
     share because their impact is antidilutive:
     Stock options outstanding                                           1,822         4,314
     Warrants                                                                -         3,485
     Put options                                                         1,688             -

(4) REVENUES:

         Net revenues are comprised of gross revenues less provisions for expected customer returns, inventory credits, discounts, promotional allowances, volume rebates, chargebacks and other allowances. The reserve balances related to these provisions are included in "Accounts receivable, net of allowances for doubtful accounts" and "Accrued expenses and other current liabilities" in the accompanying consolidated balance sheets in the amounts of $38,837 and $61,347, respectively, at March 31, 2000 and $38,065 and $61,241, respectively, at December 31, 1999.

(5) RESTRUCTURING COSTS:

         The components of restructuring costs, spending and other activity, as well as the remaining reserve balances at March 31, 2000, which are included in "Accrued expenses and other current liabilities" in the accompanying consolidated balance sheets, are as follows:

                                           EMPLOYEE
                                          TERMINATION     PLANT
                                            BENEFITS     CLOSURES      TOTAL
                                          -----------    --------     -------
   Balance at January 1, 2000               $ 1,560      $ 4,423      $ 5,983
   Cash payments during 2000                   (571)        (253)        (824)
   Non-cash activity                            (26)         (72)         (98)
                                            -------      -------      -------
   Balance at March 31, 2000                $   963      $ 4,098      $ 5,061
                                            =======      =======      =======

(6) DEBT:

         On February 9, 2000, IVAX called the remaining $43,661 balance of its 6 1/2% Convertible Subordinated Notes for redemption. On March 10, 2000, IVAX redeemed $273 of the 6 1/2% Notes for cash. The remaining balance of the 6 1/2% Notes were converted into 2,050 shares of IVAX' common stock in accordance with their terms.

         During the first quarter of 2000, IVAX paid $1,831 of interest to Frost-Nevada, Limited Partnership ("FNLP"), an entity related to IVAX' Chairman and CEO pursuant to IVAX' outstanding loan from FNLP. The loan is due January 17, 2001 and bears interest at 10%, payable quarterly. In conjunction with the loan, FNLP was issued a warrant to purchase 750 of IVAX' common stock at an exercise price of $12 per share. The warrant is exercisable through November 2006. During the first quarter of 2000, IVAX charged to interest expense $1,064 of amortization of the value of the warrant issued to FNLP.

(7) INCOME TAXES:

         The provision for income taxes from continuing operations consists of the following:

     THREE MONTHS ENDED MARCH 31,                                       2000        1999
                                                                       ------      ------
   Current:
       United States                                                   $  250      $  976
       Foreign, including Puerto Rico and U.S. Virgin Islands           4,428       3,011
   Deferred                                                               366         104
                                                                       ------      ------
   Provision for income taxes                                          $5,044      $4,091
                                                                       ======      ======

         The $250 tax provision recognized by domestic operations was favorably impacted by $4,892 utilization of net operating loss carryforwards, which had been previously reserved. As of March 31, 2000, a domestic net deferred tax asset of $11,215 and a foreign net deferred tax asset of $9,751 are included in "Other current assets" and "Other assets" in the accompanying consolidated balance sheet. The domestic net deferred tax asset includes a valuation allowance of $82,167, or 88%, of the deferred tax asset balance. Realization of the net deferred tax assets is dependent upon generating sufficient future domestic and foreign taxable income. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized.

(8) SHAREHOLDERS' EQUITY:

         On January 14, 2000, IVAX' Board of Directors approved a 3-for-2 stock split effective February 22, 2000, in the form of a stock dividend. All weighted average share, outstanding share, per share earnings and price and stock plan data contained in the accompanying financial statements have been retroactively adjusted to give effect to the stock split. To reflect the split, common stock was increased and capital in excess of par value was decreased by $5,097.

         During 1999, IVAX issued 2,250 (post-split) freestanding put options for IVAX common stock in connection with its share repurchase program, as approved by the Board of Directors. These put options bear strike prices ranging from $8.96 to $9.00 (post-split), and generated premiums totaling $2,079 which were credited to "Capital in excess of par value" in the accompanying consolidated balance sheets. During the first quarter of 2000, 562 of these put options expired unexercised. The remaining options will expire in the second quarter of 2000. In the event the put options are exercised, IVAX may elect to settle by one of three methods: physical settlement by payment in exchange for IVAX shares, net cash settlement or net share settlement. The maximum potential repurchase obligation for the remaining outstanding put options of $15,146 for physical settlement has been reclassified from Capital in excess of par value into a temporary equity account - "Put options" in the accompanying consolidated balance sheet at March 31, 2000. In the event the put options expire unexercised, the obligation associated with these instruments will be extinguished. At March 31, 2000, the market value of IVAX' common stock exceeded the strike prices of the put options.

(9) COMPREHENSIVE INCOME:

         The components of IVAX' comprehensive income (loss) are as follows:

THREE MONTHS ENDED MARCH 31,                                                   2000          1999
                                                                             --------      --------
   Net income                                                                $ 25,743      $ 10,040
   Unrealized gains (losses) on marketable securities, net of taxes               279           (42)
   Foreign currency translation adjustments                                    (6,438)      (17,666)
                                                                             --------      --------
   Comprehensive income (loss)                                               $ 19,584      $ (7,668)
                                                                             ========      ========

(10) BUSINESS SEGMENT INFORMATION:

         Other revenues included in "Net revenues" in the accompanying consolidated statement of operations consist of license fees, royalties and product development fees, received primarily from two companies, totaling $21,565 and $10,947 for the three months ended March 31, 2000 and 1999, respectively. Also included in other revenues is $1,300 and $6,000 from the settlement of patent litigation with Abbott Laboratories for the first quarter of 2000 and 1999, respectively.

(11) RECENTLY ISSUED ACCOUNTING STANDARDS:

         IVAX is required to adopt SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, in the first quarter of 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Management believes that the adoption of SFAS No. 133 will not have a material impact on IVAX' consolidated financial statements.

         In December 1999, the SEC issued Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB No. 101"), which requires implementation by June 30, 2000. As a result, IVAX commenced a review of its revenue recognition policies for conformity with SAB No. 101. IVAX believes its revenue recognition policies comply with the guidance provided in SAB No. 101, except with respect to up-front and possibly milestone cash payments received under certain licensing arrangements. SAB No. 101 generally provides that up-front payments, whether or not they are refundable, should be deferred as revenue and recognized over the license period. IVAX' accounting policy is to immediately recognize as revenue such cash payments that are nonrefundable or where the probability of refund is remote. IVAX believes its accounting policy is in accordance with generally accepted accounting principles and practice in the pharmaceutical industry.

         SAB No. 101 will require IVAX to change its accounting method for such licensing payments by June 30, 2000. IVAX is reviewing recent contracts that involved the receipt of significant up-front payments, but is awaiting further implementation guidance from the SEC staff with respect to SAB No. 101 before completing this review. To date, IVAX has identified one licensing arrangement which may require a change in accounting method for payments received. This arrangement may result in a cumulative change in accounting principle charge of approximately $6,300, net of tax, when SAB No. 101 is implemented. The offsetting impact will result in deferred revenue which will be recognized in income through 2011. At this time, IVAX has not identified any other contracts that will be impacted by SAB No. 101, but its review is continuing. Although IVAX anticipates implementing SAB No. 101 in the second quarter of 2000, the cumulative effect of a change in accounting principle must be retroactively adopted as of the beginning of the first quarter of 2000.

(12) SUBSEQUENT EVENTS:

         On May 12, 2000, IVAX consummated a private offering of $200,000 of its 5.5% Convertible Senior Subordinated Notes due 2007 pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"), and received net proceeds of approximately $194,500 therefrom. The 5.5% Notes were issued without registration under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. IVAX also granted initial purchasers an option to purchase up to an additional $50,000 in principal amount of the notes solely to cover over-allotments. The 5.5% Notes are convertible at any time prior to maturity, unless previously redeemed, into 26.918 shares of IVAX' common stock per $1 of principal amount of the 5.5% Notes. This ratio results in a conversion price of approximately $37.15 per share. The 5.5% Notes are redeemable by IVAX on or after May 29, 2003. The net proceeds from the sale of the notes are expected to be used primarily to acquire technology, products or other businesses, to fund the research, development, testing and commercialization of pharmaceutical products, and for general corporate purposes.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the consolidated financial statements, the related notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations included in IVAX' Annual Report on Form 10-K for the year ended December 31, 1999 and the unaudited interim consolidated financial statements and the related notes to unaudited interim consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q. Except for historical information contained herein, the matters discussed below are forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting IVAX' operations, markets, products and prices, the possible effect of IVAX' adoption of SAB No. 101 in its revenue recognition policies, the application and use of the proceeds of IVAX' offering of its 5.5% Notes in a manner that results in the acquisition or development of businesses or technologies that will contribute to its profitability, and other factors discussed elsewhere in this report and the documents filed by IVAX with the Securities and Exchange Commission ("SEC"). These factors may cause IVAX' results to differ materially from the forward looking statements made in this report or otherwise made by or on behalf of IVAX.

         Certain prior period amounts presented have been reclassified to conform to the current period's presentation.

                              RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999

         Net income was $25.7 million, or $.16 per share (diluted), for the three months ended March 31, 2000, compared to $10.0 million, or $.06 per share (diluted), for the three months ended March 31, 1999. Income from continuing operations was $25.7 million, or $.16 per share, for the three months ended March 31, 2000, compared to $9.7 million, or $.06 per share, for the same period of the prior year.

         NET REVENUES AND GROSS PROFIT

         Net revenues for the three months ended March 31, 2000 totaled $181.9 million, an increase of $34.3 million, or 23%, from the $147.6 million reported in the same period of the prior year. Net revenues from IVAX' domestic operations increased by $16.6 million while revenues from IVAX' international operations increased by $17.7 million.

         Domestic net revenues totaled $88.8 million for the three months ended March 31, 2000, compared to $72.2 million for the same period of 1999. The $16.6 million, or 23%, increase in domestic net revenues was primarily attributable to increased other revenues and higher sales volume of certain generic pharmaceutical products partially offset by lower prices and higher sales returns and allowances. Included in other revenues were $1.3 million and $6.0 million received in the first quarter of 2000 and 1999, respectively, from the settlement of litigation with Abbott Laboratories ("Abbott") concerning the marketing of terazosin hydrochloride, the generic equivalent of Abbott's
Hytrin /registered trademark/.

         IVAX' international operations generated net revenues of $93.1 million for the three months ended March 31, 2000, compared to $75.4 million for the same period of the prior year. The $17.7 million, or 23%, increase in international net revenues was primarily due to increased sales volume from

IVAX' United Kingdom subsidiary.

         Gross profit for the three months ended March 31, 2000 increased $27.1 million, or 44%, from the same period of the prior year. Gross profit was $88.9 million (48.9% of net revenues) for the three months ended March 31, 2000, compared to $61.8 million (41.9% of net revenues) for the three months ended March 31, 1999. The increase in gross profit percentage is primarily due to favorable product mix, and increased other revenues partially offset by increased sales returns and allowances.

         OPERATING EXPENSES

         Selling expenses totaled $20.0 million (11% of net revenues) for the three months ended March 31, 2000, compared to $17.4 million (11.8% of net revenues) for the three months ended March 31, 1999, an increase of $2.6 million, or 14.8%. The increase was primarily attributable to increased sales force and promotional costs at IVAX' domestic and international operations.

         General and administrative expenses totaled $24.2 million (13.3% of net revenues) for the three months ended March 31, 2000, compared to $21.6 million (14.6% of net revenues) for the three months ended March 31, 1999, an increase of $2.6 million, or 12%. The increase is primarily attributable to the write-down of a patent at IVAX' UK subsidiary.

         Research and development expenses for the three months ended March 31, 2000 increased 36.7% to a total of $15.5 million (8.5% of net revenues), compared to the three months ended March 31, 1999. IVAX' future level of research and development expenditures will depend on, among other things, the outcome of clinical testing of products under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity.

         OTHER INCOME (EXPENSE)

         Interest income decreased $1.4 million and interest expense increased $0.7 million for the three months ended March 31, 2000, as compared to the three months ended March 31, 1999. Other income, net increased $1.9 million for the three months ended March 31, 2000, as compared to the three months ended March 31, 1999.

                      RECENTLY ISSUED ACCOUNTING STANDARDS

         In December 1999, the SEC issued Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS, ("SAB No. 101") which requires implementation by June 30, 2000. As a result, IVAX commenced a review of its revenue recognition policies for conformity with SAB No. 101. IVAX believes its revenue recognition policies generally comply with the guidance provided in SAB No. 101, except with respect to up-front and possibly milestone cash payments received under certain licensing arrangements. SAB No. 101 generally provides that up-front payments, whether or not they are refundable, should be deferred as revenue and recognized over the license period. IVAX' accounting policy is to immediately recognize as revenue such cash payments that are nonrefundable or where the probability of refund is remote. IVAX believes its accounting policy is in accordance with generally accepted accounting principles and practice in the pharmaceutical industry.

         SAB No. 101 will require IVAX to change its accounting method for such licensing payments by June 30, 2000. IVAX is reviewing recent contracts that involved the receipt of significant up-front payments, but is awaiting further implementation guidance from the SEC staff with respect to SAB No. 101 before completing this review. To date, IVAX has identified one licensing arrangement that may require a change in accounting method for payments received. This arrangement may result in a cumulative change in accounting principle charge of approximately $6.3 million, net of tax, when SAB No. 101 is implemented. The offsetting impact will result in deferred revenue that will be recognized in income through 2011. At this time, IVAX has not identified any other contracts that will be impacted by SAB No. 101, but its review is continuing. Although IVAX anticipates implementing SAB No. 101 in the second quarter of 2000, the cumulative effect of a change in accounting principle must be retroactively adopted as of the beginning of the first quarter of 2000.

                         LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2000, IVAX' working capital was $118.4 million, compared to $124.4 million at December 31, 1999. Cash and cash equivalents totaled $96.3 million at March 31, 2000, as compared to $41.4 million at December 31, 1999.

         Net cash of $44.7 million was provided by operating activities during the first quarter of 2000, compared to $12.1 million during the first quarter of 1999. The increase in cash provided by operating activities was primarily the result of improved operating earnings, increased collection of accounts receivable and reduced payments of accounts payable partially offset by increased levels of inventories.

         Net cash of $8.7 million was used for investing activities during the first quarter of 2000, as compared to $7.6 million during the same period of the prior year.

         Net cash of $15.1 million was provided by financing activities during the first quarter of 2000, compared to $61.3 million used during the same period of the prior year, primarily reflecting decreased repurchases of common stock during the first quarter of 2000 compared to 1999.

         IVAX plans to spend substantial amounts of capital in 2000 to continue the research and development of pharmaceutical products. Expenditures will depend on, among other things, IVAX' actual earnings and cash position, the outcome of clinical testing of products under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity. In addition, IVAX plans to make significant expenditures to improve and expand its pharmaceutical and other related facilities.

         IVAX' principal sources of short-term liquidity are existing cash and internally generated funds, which IVAX believes will be sufficient to meet its operating needs and anticipated capital expenditures over the short term. For the long term, IVAX intends to utilize the proceeds of the 5.5% Notes issued May 12, 2000 and internally generated funds, which are anticipated to be derived primarily from the sale of existing pharmaceutical products and pharmaceutical products currently under development. There can be no assurance that IVAX will successfully complete the development of products under development, that IVAX will be able to obtain regulatory approval for any such product, or that any approved product may be produced in commercial quantities, at reasonable costs, and be successfully marketed. IVAX may consider issuing additional debt or equity securities in the future to fund potential acquisitions and growth.

                              CURRENCY FLUCTUATIONS

         For the three months ended March 31, 2000 and 1999, approximately 51% and 52%, respectively, of IVAX' net revenues were attributable to operations which principally generated revenues in currencies other than the United States dollar. Fluctuations in the value of foreign currencies relative to the United States dollar affect the reported results of operations for IVAX. If the United States dollar weakens relative to the foreign currency, the earnings generated in the foreign currency will, in effect, increase when converted into United States dollars and vice versa. Although IVAX does not speculate in the foreign exchange market, it does, from time to time, manage exposures that arise in the normal course of business related to fluctuations in foreign currency exchange rates by entering into offsetting positions through the use of foreign exchange forward contracts. As a result of exchange rate differences, net revenues decreased by approximately $3.8 million for the three months ended March 31, 2000, as compared to the same period of the prior year.

                                  INCOME TAXES

         IVAX recognized a $5.0 million tax provision for the three months ended March 31, 2000, of which $4.7 million related to foreign operations. The $0.3 million tax provision recognized by domestic operations was favorably impacted by $4.9 million utilization of net operating loss carryforwards, which had been previously reserved.

         As of March 31, 2000, domestic and foreign net deferred tax assets totaled $11.2 million and $9.8 million, respectively. Realization of the net deferred tax assets is dependent upon generating sufficient future domestic and foreign taxable income. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized. Management's estimates of future taxable income are subject to revision due to, among other things, regulatory and competitive factors affecting the pharmaceutical industries in the markets in which IVAX operates. Such factors are further discussed in management's discussion and analysis of financial condition and results of operations included in IVAX' Annual Report on Form 10-K for the year ended December 31, 1999.

                          SALES RETURNS AND ALLOWANCES

         IVAX' pharmaceutical revenues may be affected by the level of provisions for estimated returns and inventory credits, as well as other sales returns and allowances established by IVAX. The custom in the pharmaceutical industry is generally to grant customers the right to return purchased goods. In the generic pharmaceutical industry, this custom has resulted in a practice of suppliers issuing inventory credits (also known as shelf-stock adjustments) to customers based on the customers' existing inventory following decreases in the market price of the related generic pharmaceutical product. The determination to grant a credit to a customer following a price decrease is generally at the discretion of IVAX, and generally not pursuant to contractual agreements with customers. These credits allow customers with established inventories to compete with those buying product at the current market price, and allow IVAX to maintain shelf space, market share and customer loyalty.

         Provisions for estimated returns, inventory credits and other sales allowances are established by IVAX concurrently with the recognition of revenue. The provisions are established in accordance with generally accepted accounting principles based upon consideration of a variety of factors, including actual return and inventory credit experience for products during the past several years by product type, the number and timing of regulatory approvals for the product by competitors of IVAX, both historical and projected, the market for the product, estimated customer inventory levels by product, changes in net sales prices by product and projected economic conditions. Actual product returns and inventory credits incurred are, however, dependent upon future events, including price competition and the level of customer inventories at the time of any price decreases. IVAX continually monitors the factors that influence the pricing of its products and customer inventory levels and makes adjustments to these provisions when management believes that actual product returns and inventory credits may differ from established reserves.

                        RISK OF PRODUCT LIABILITY CLAIMS

         Testing, manufacturing and marketing pharmaceutical products subjects IVAX to the risk of product liability claims. IVAX is a defendant in a number of product liability cases, none of which IVAX believes will have a material adverse effect on IVAX' financial condition or results of operations. IVAX believes that it maintains an adequate amount of product liability insurance, but there can be no assurance that its insurance will cover all existing and future claims or that IVAX will be able to maintain existing coverage or obtain additional coverage at reasonable rates. There can be no assurance that claims arising under any pending or future product liability cases, whether or not covered by insurance, will not have a material adverse effect on IVAX' financial condition or results of operations.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of IVAX. IVAX, in the normal course of doing business, is exposed to the risks associated with foreign currency exchange rates and changes in interest rates.

         FOREIGN CURRENCY EXCHANGE RATE RISK - IVAX is exposed to exchange rate risk when its U.S. and non-U.S. subsidiaries enter into transactions denominated in currencies other than their functional currency. Certain firmly committed transactions are hedged with forward foreign exchange contracts. As exchange rates change, gains and losses on the exposed transactions are partially offset by gains and losses related to the hedging contracts. Both the exposed transactions and the hedging contracts are translated at current spot rates, with gains and losses included in earnings. IVAX' derivative activities, which primarily consist of forward foreign exchange contracts, are initiated primarily to hedge third-party transactions.

         The forward foreign exchange contracts generally require IVAX to exchange local currencies for foreign currencies based on pre-established exchange rates at the contracts' maturity dates. If the counterparties to the exchange contracts do not fulfill their obligations to deliver the contracted currencies, IVAX could be at risk for currency related fluctuations. IVAX enters into these contracts with counterparties that it believes to be credit worthy and does not enter into any leveraged derivative transactions.

         INTEREST RATE RISK - IVAX' only material debt obligations relate to its 5.5% Convertible Senior Subordinated Notes and the FNLP Note, which bear fixed rates of interest. IVAX believes that its exposure to market risk relating to interest rate risk is not material.

         COMMODITY PRICE RISK - IVAX does not believe it is subject to any material risk associated with commodity prices.

PART II - OTHER INFORMATION

ITEM 5 - OTHER EVENTS

        On May 12, 2000 IVAX consummated a private offering of $200 million of its 5.5% Convertible Senior Subordinated Notes due 2007. The Notes will be convertible at any time prior to maturity, unless previously redeemed, into
26.918 shares of IVAX Common Stock per $1,000 of principal amount of the Notes. This ratio results in a conversion price of approximately $37.15 per share. The Notes will be redeemable by IVAX on or after May 29, 2003.

        IVAX has granted the initial purchasers of the Notes an option to purchase up to an additional $50 million in principal amount of the Notes solely to cover over-allotments, if any.

        Net proceeds from the sale of the Notes are expected to be used primarily to acquire technology, products or other businesses, to fund the research, development, testing and commercialization of pharmaceutical products, and for general corporate purposes.

        The Notes issued and the common stock issuable upon conversion of the Notes have not been registered under the Securities Act of 1933 as amended and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS

        27        Financial Data Schedule                        Filed herewith.


(b)     REPORTS ON FORM 8-K

                On February 11, 2000, IVAX filed a report dated February 8, 2000 under Item 5 - Other Events on Form 8-K reporting its election to redeem all outstanding 6 1/2% Convertible Subordinated Notes due November 15, 2001.

                On May 8, 2000, IVAX filed a report dated April 27, 2000 under
       Item 5 - Other Events on Form 8-K reporting the announcement of its intention to make a private offering of up to $200 million of Convertible Senior Subordinated Notes.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               IVAX CORPORATION

         Date: May 12, 2000                    By: /S/ THOMAS E. BEIER
                                                   -------------------
                                                   Thomas E. Beier
                                                   Senior Vice President-Finance
                                                   Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT

27       Financial Data Schedule