Form 10-Q
period 2000-06-30
IVAX CORP /DE
filed 2000-08-15
CIK 772197

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000


                         Commission File Number 1-09623


                                IVAX CORPORATION


                  Florida                                    16-1003559
    -------------------------------                       ----------------
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                      Identification No.)


          4400 Biscayne Boulevard, Miami, Florida              33137
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

158,602,569 shares of Common Stock, $.10 par value, outstanding as of July 31, 2000.

                                IVAX CORPORATION

                                      INDEX

PART I - FINANCIAL INFORMATION                                                          PAGE NO.
                                                                                        --------
     Item 1 - Financial Statements

              Consolidated Balance Sheets as of June 30, 2000
              and December 31, 1999                                                         2

              Consolidated Statements of Operations

              for the three months and six months ended June 30, 2000 and 1999              3

              Consolidated Statements of Cash Flows

              for the six months ended June 30, 2000 and 1999                               4

              Notes to Consolidated Financial Statements                                    5

     Item 2 - Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                        10

     Item 3 - Quantitative and Qualitative Disclosures about Market Risk                   16


PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings                                                            17

     Item 2 - Changes in Securities and Use of Proceeds                                    17

     Item 4 - Submission of Matters to a Vote of Security Holders                          17

     Item 6 - Exhibits and Reports on Form 8-K                                             18

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                        IVAX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                     June 30,     December 31,
                                                                       2000          1999
                                                                    ---------      ---------
                                                                   (Unaudited)
                                 ASSETS

Current assets:
    Cash and cash equivalents                                       $ 269,703      $  41,408
    Accounts receivable, net of allowance for doubtful accounts
         of $21,451  ($22,058 in 1999)                                113,644        110,472
    Inventories                                                       172,774        146,624
    Other current assets                                               34,992         36,265
                                                                    ---------      ---------
        Total current assets                                          591,113        334,769

Property, plant and equipment, net                                    225,439        226,198
Intangible assets, net                                                101,334         55,745
Other assets                                                           25,392         17,802
                                                                    ---------      ---------
        Total assets                                                $ 943,278      $ 634,514
                                                                    =========      =========

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Loans payable                                                   $     421      $     746
    Current portion of long-term debt                                     777            763
    Accounts payable                                                   46,149         48,675
    Accrued income taxes payable                                       17,819         13,058
    Accrued expenses and other current liabilities                    141,675        147,154
                                                                    ---------      ---------
        Total current liabilities                                     206,841        210,396

Long-term debt, net of current portion                                253,824         47,854
Note payable - related party, net                                          --         45,619
Other long-term liabilities                                            10,238          8,672
Minority interest                                                       5,487          9,414
Put options                                                                --         20,188

Shareholders' equity:
    Common stock, $.10 par value, authorized 350,000 shares,
        issued and outstanding 158,376 shares (152,235 in 1999)        15,838         15,224
    Capital in excess of par value                                    374,384        232,318
    Retained earnings                                                 127,697         71,689
    Accumulated other comprehensive loss                              (51,031)       (26,860)
                                                                    ---------      ---------
        Total shareholders' equity                                    466,888        292,371
                                                                    ---------      ---------
        Total liabilities and shareholders' equity                  $ 943,278      $ 634,514
                                                                    =========      =========


   The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                        IVAX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

Period Ended June 30,                                         Three Months                    Six Months
(In thousands, except per share data)                     2000            1999            2000           1999
                                                       ---------       ---------       ---------       ---------
NET REVENUES                                           $ 184,654       $ 154,309       $ 366,543       $ 301,925

COST OF SALES                                             92,841          86,662         185,871         172,500
                                                       ---------       ---------       ---------       ---------
    Gross profit                                          91,813          67,647         180,672         129,425
                                                       ---------       ---------       ---------       ---------

OPERATING EXPENSES:
    Selling                                               22,965          18,839          42,982          36,271
    General and administrative                            18,642          20,888          42,817          42,476
    Research and development                              17,152          13,434          32,662          24,778
    Amortization of intangible assets                      1,787             540           3,755           1,149
    Reversal of restructuring reserve                     (3,144)             --          (3,144)             --
                                                       ---------       ---------       ---------       ---------
    Total operating expenses                              57,402          53,701         119,072         104,674
                                                       ---------       ---------       ---------       ---------
    Income from operations                                34,411          13,946          61,600          24,751

OTHER INCOME (EXPENSE):
    Interest income                                        3,635           1,712           4,689           4,167
    Interest expense                                      (5,203)         (1,320)         (7,245)         (2,687)
    Other income, net                                        737           1,664           5,559           4,597
                                                       ---------       ---------       ---------       ---------
    Total other income (expense), net                       (831)          2,056           3,003           6,077
                                                       ---------       ---------       ---------       ---------
    Income from continuing operations before
         income taxes and minority interest               33,580          16,002          64,603          30,828

PROVISION FOR INCOME TAXES                                 1,142           2,394           6,186           6,485
                                                       ---------       ---------       ---------       ---------
    Income from continuing operations
         before minority interest                         32,438          13,608          58,417          24,343

MINORITY INTEREST                                           (202)           (488)           (438)         (1,506)
                                                       ---------       ---------       ---------       ---------
    Income from continuing operations                     32,236          13,120          57,979          22,837

INCOME FROM DISCONTINUED OPERATIONS                           --             290              --             580
                                                       ---------       ---------       ---------       ---------
    Income before extraordinary items                     32,236          13,410          57,979          23,417

EXTRAORDINARY ITEMS - gain (loss) on
     extinguishment of debt, net of taxes in 1999         (2,254)             85          (2,254)            118
                                                       ---------       ---------       ---------       ---------

NET INCOME                                             $  29,982       $  13,495       $  55,725       $  23,535
                                                       =========       =========       =========       =========

BASIC EARNINGS PER COMMON SHARE:
    Continuing operations                              $     .20       $     .08       $     .37       $     .14

    Extraordinary items                                     (.01)             --            (.01)             --
                                                       ---------       ---------       ---------       ---------
    Net income                                         $     .19       $     .08       $     .36       $     .14
                                                       =========       =========       =========       =========

DILUTED EARNINGS PER COMMON SHARE:
    Continuing operations                              $     .19       $     .08       $     .35       $     .14

    Extraordinary items                                     (.01)             --            (.01)             --
                                                       ---------       ---------       ---------       ---------
    Net income                                         $     .18       $     .08       $     .34       $     .14
                                                       =========       =========       =========       =========

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING:
    Basic                                                154,934         162,831         155,098         165,834
                                                       =========       =========       =========       =========
    Diluted                                              162,657         165,134         162,209         168,176
                                                       =========       =========       =========       =========



       The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                        IVAX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

Six months Ended June 30,                                                  2000           1999
                                                                        ---------      ---------
(In thousands)
Cash flows from operating activities:
   Net income                                                           $  55,725      $  23,535
    Adjustments to reconcile net income to net cash
          flows from operating activities:
       Reversal of restructuring reserve established in prior years        (3,144)            --
       Depreciation and amortization                                       14,904         12,942
       Deferred tax benefit                                                (2,889)        (3,024)
       Provision for allowances for doubtful accounts                         550          2,479
       Minority interest                                                      438          1,506
       Equity in earnings of affiliates                                      (377)            31
       Loss (gain) on extinguishment of debt                                2,254           (182)
       Gain on sale of product rights                                      (1,813)        (2,032)

       Net (gain) loss on disposal of assets                                 (841)           402
       Income from discontinued operations                                     --           (580)
       Changes in assets and liabilities:
          (Increase) decrease in accounts receivable                       (3,827)         6,941
          (Increase) decrease in inventories                              (25,348)         2,758
          Decrease in other current assets                                  6,496          7,439
          (Increase) decrease in other assets                              (4,925)           251
          Decrease in accounts payable, accrued expenses
              and other current liabilities                                  (985)       (21,227)
          Decrease in other long-term liabilities                            (513)        (1,913)
                                                                        ---------      ---------
       Net cash flows from operating activities                            35,705         29,326
                                                                        ---------      ---------

Cash flows from investing activities:
    Proceeds from divestitures                                                 --            580
    Proceeds from sale of assets                                               29            737
    Proceeds from sale of product rights                                    1,813          2,032
    Capital expenditures                                                  (19,269)       (16,555)
    Acquisitions of patents, trademarks, licenses
       and other intangibles                                               (1,476)          (418)
    Acquisition of businesses and other                                    (4,531)        (4,780)
                                                                        ---------      ---------
       Net cash flows from investing activities                           (23,434)       (18,404)
                                                                        ---------      ---------

Cash flows from financing activities:
    Borrowings on long-term debt and loans payable                        251,386          2,055
    Payments on long-term debt and loans payable                          (52,129)        (8,705)
    Issuance of common stock                                               23,481          6,044
    Repurchases of common stock                                                --       (108,640)
                                                                        ---------      ---------
       Net cash flows from financing activities                           222,738       (109,246)
                                                                        ---------      ---------

Effect of exchange rate changes on cash                                    (6,714)        (2,712)
                                                                        ---------      ---------
Net increase (decrease) in cash and cash equivalents                      228,295       (101,036)

Cash and cash equivalents at the beginning of the year                     41,408        208,593
                                                                        ---------      ---------
Cash and cash equivalents at the end of the period                      $ 269,703      $ 107,557
                                                                        =========      =========

Supplemental disclosures:
    Interest paid                                                       $   3,176      $   2,555
                                                                        =========      =========
    Income tax payments, net                                            $   8,390      $   7,769
                                                                        =========      =========


See Note 5, Acquisitions, for non-cash portion of acquisition of Laboratorios Elmor, S.A. and Note 6, Debt, for information regarding non-cash conversion of 6 1/2% Convertible Subordinated Notes to equity.

       The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        IVAX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                      (In thousands, except per share data)


(1) GENERAL:

         The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q and, therefore, do not include all information normally included in audited financial statements. However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations, financial position and cash flows have been made. The results of operations and cash flows for the six months ended June 30, 2000 are not necessarily indicative of the results of operations and cash flows which may be reported for the remainder of 2000. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements included in IVAX' Annual Report on Form 10-K for the year ended December 31, 1999.

         Certain prior period amounts presented in the consolidated financial statements have been reclassified to conform to the current period's presentation.

(2) INVENTORIES:

         Inventories consist of the following:
                                                     June 30,       December 31,
                                                       2000             1999
                                                   -----------      -----------
         Raw materials                             $    65,098      $    62,932
         Work-in-process                                27,819           10,773
         Finished goods                                 79,857           72,919
                                                   -----------      -----------
              Total                                $   172,774      $   146,624
                                                   ===========      ===========

(3)  EARNINGS PER SHARE:

         A reconciliation of the denominator of the basic and diluted earnings per share computation is as follows (in thousands):

Period Ended June 30,                                            Three Months            Six Months
                                                               2000        1999       2000       1999
                                                              -------    -------    -------    -------
Basic weighted average number of shares outstanding           154,934    162,831    155,098    165,834
Effect of dilutive securities - stock options and warrants      7,723      2,303      7,111      2,342
                                                              -------    -------    -------    -------
Diluted  weighted average number of shares outstanding        162,657    165,134    162,209    168,176
                                                              =======    =======    =======    =======
Not included in the calculation of diluted earnings per
    share because their impact is antidilutive:
    Stock options outstanding                                      --      4,592         --      4,820
    Convertible Notes/Warrants                                  3,624      3,261      1,812      3,261
    Put options                                                    --      2,250         --      2,250

 (4) REVENUES:

         Net revenues are comprised of gross revenues less provisions for expected customer returns, inventory credits, discounts, promotional allowances, volume rebates, chargebacks and other allowances.

The reserve balances related to these provisions are included in "Accounts receivable, net of allowances for doubtful accounts" and "Accrued expenses and other current liabilities" in the accompanying consolidated balance sheets in the amounts of $44,096 and $58,322, respectively, at June 30, 2000 and $38,065 and $61,241, respectively, at December 31, 1999.

(5) ACQUISITIONS:

         During the first six months of 2000, IVAX, through its Netherlands subsidiary IVAX International B.V., purchased additional shares of Galena, a.s., its majority-owned subsidiary in the Czech Republic. The total cost of the shares acquired through open market transactions during the first six months of 2000 was $8,190. The net book value underlying the shares purchased was $5,324 resulting in goodwill of $2,866 being recorded in the accompanying consolidated balance sheet at June 30, 2000. Prior to these purchases, IVAX owned 86% of the outstanding shares of Galena, a.s. At June 30, 2000, IVAX owned 95% of the outstanding shares of Galena, a.s.

         On June 19, 2000, IVAX acquired, through the acquisition of two holding companies, Laboratorios Elmor, S.A. ("Elmor"), a company located in Caracas, Venezuela, for $60,000. Elmor manufactures, markets, and distributes pharmaceutical products in Venezuela. The purchase price of $60,000 was funded by the issuance of $55,000 in IVAX common stock (approximately 1,585 shares at an average fair market value of $34.70 per share) and $5,000 in cash, but reduced by $7,670 of cash acquired. Subsequent to June 30, 2000, IVAX acquired certain other assets utilized in the business of Elmor for additional cash, net of cash acquired, of approximately $2,275. The acquisition is accounted for as a purchase, accordingly, the purchase price will be allocated to the assets acquired and liabilities assumed once final information concerning asset and liability valuations is received. The operating results of the acquired business are included in the consolidated financial statements from the acquisition date. Pre-acquisition operating results were not material in relation to IVAX' consolidated results of operations.

 (6) RESTRUCTURING COSTS:

         The components of restructuring costs, spending and other activity, as well as the remaining reserve balances at June 30, 2000, which are included in "Accrued expenses and other current liabilities" in the accompanying consolidated balance sheets, are as follows:

                                                           Employee
                                                         Termination       Plant
                                                           Benefits       Closures        Total
                                                          ---------      ---------      ---------
   Balance at January 1, 2000                             $   1,560      $   4,423      $   5,983
   Cash payments during 2000                                   (719)          (267)          (986)
   Reversal of restructuring reserve established
        in prior years                                           76         (3,220)        (3,144)
   Non-cash activity                                            (14)            98             84
                                                          ---------      ---------      ---------
   Balance at June 30, 2000                               $     903      $   1,034      $   1,937
                                                          =========      =========      =========

         The reversal, in the second quarter of 2000, of restructuring reserves established in prior years is a result of a change in strategy to keep the Northvale, New Jersey pharmaceutical facility operating as backup capacity in the event of hurricane damage at the Puerto Rico facility.

(7) DEBT:

         On February 9, 2000, IVAX called the remaining $43,661 balance of its 6 1/2% Convertible Subordinated Notes for redemption. On March 10, 2000, IVAX redeemed $273 of the 6 1/2% Notes for cash.

The remaining balance of the 6 1/2% Notes were converted into 2,050 shares of IVAX' common stock in accordance with their terms.

         During the first six months of 2000, IVAX paid $3,074 of interest to Frost-Nevada, Limited Partnership ("FNLP"), an entity related to IVAX' Chairman and CEO pursuant to IVAX' outstanding loan from FNLP. The loan was due January 17, 2001 and bore interest at 10%, payable quarterly. In conjunction with the loan, FNLP was issued a warrant to purchase 750 shares of IVAX' common stock at an exercise price of $12 per share. The warrant is exercisable through November 2006. During the first six months of 2000, IVAX amortized to interest expense $2,128 of the value of the warrant issued to FNLP. On June 30, 2000, the $50,000 loan from FNLP was repaid resulting in the write-off of the remaining $2,254 of debt issue costs as an extraordinary item.

         During May 2000, IVAX consummated a private offering of $250,000 of its 5.5% Convertible Senior Subordinated Notes due 2007 pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"), and received net proceeds of approximately $243,750 therefrom. The 5.5% Notes were issued without registration under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. The 5.5% Notes are convertible at any time prior to maturity, unless previously redeemed, into .0269 shares of IVAX' common stock per $1 of principal amount of the 5.5% Notes. This ratio results in a conversion price of approximately $37.15 per share. The 5.5% Notes are redeemable by IVAX on or after May 29, 2003. The net proceeds from the sale of the 5.5% Notes are expected to be used primarily to acquire technology, products or other businesses, to fund the research, development, testing and commercialization of pharmaceutical products, and for general corporate purposes.

(8) INCOME TAXES:

         The provision for income taxes from continuing operations consists of the following:

Period Ended June 30,                                  Three Months                          Six Months
(In thousands)                                    2000              1999                2000              1999
                                             -------------      -------------      -------------      -------------
Current:
     United States                           $          --      $         863      $         250      $       1,881
     Foreign, including Puerto Rico
       and U.S. Virgin Islands                       4,397              4,659              8,825              7,628
Deferred                                            (3,255)            (3,128)            (2,889)            (3,024)
                                             -------------      -------------      -------------      -------------
Provision for income taxes                   $       1,142      $       2,394      $       6,186      $       6,485
                                             =============      =============      =============      =============

         The $250 tax provision recognized by domestic operations for the six months ended June 30, 2000 was favorably impacted by $75,114 utilization of net operating loss carryforwards, which had been previously reserved. During the second quarter of 2000, IVAX recognized a $45,000 U.S. taxable gain on the intercompany sale of certain assets. This taxable gain is not included in book income as it was eliminated in consolidation. Also, during the second quarter, $2,983 of the valuation allowance previously recorded against the domestic net deferred tax asset was reversed due to management's expectation of increased domestic taxable income. As of June 30, 2000, a domestic net deferred tax asset of $13,502 and a foreign net deferred tax asset of $10,105 are included in "Other current assets" and "Other assets" in the accompanying consolidated balance sheet. The domestic net deferred tax asset includes a valuation allowance of $68,203, or 83%, of the deferred tax asset balance. Approximately $19,118 of the valuation allowance relates to the tax benefit of stock options exercised which has not yet been credited to capital in excess of par value. Realization of the net deferred tax assets is dependent upon generating sufficient future domestic and foreign taxable income. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized.

(9) SHAREHOLDERS' EQUITY:

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

         During 1999, IVAX issued 2,250 (post-split) freestanding put options for IVAX common stock in connection with its share repurchase program, as approved by the Board of Directors. These put options generated premiums totaling $2,079 which were credited to "Capital in excess of par value" in the accompanying consolidated balance sheets. As of June 30, the put options expired unexercised.

         At IVAX' June 15, 2000 Annual Meeting of Shareholders, an increase in the number of authorized shares of common stock from 250,000 to 350,000 was approved.

(10) COMPREHENSIVE INCOME:

         The components of IVAX' comprehensive income (loss) are as follows:

Period Ended June 30,                                   Three Months                         Six Months
(In thousands)                                   2000               1999               2000                1999
                                             -------------      -------------      -------------      -------------
Net income                                   $      29,982      $      13,495      $      55,725      $      23,535
Unrealized gains (losses) on marketable
  securities, net of taxes                             (95)                67                184                 25
Foreign currency translation adjustments           (17,917)            (4,462)           (24,355)           (22,128)
                                             -------------      -------------      -------------      -------------
Comprehensive income                         $      11,970      $       9,100      $      31,554      $       1,432
                                             =============      =============      =============      =============

 (11) BUSINESS SEGMENT INFORMATION:

         Other revenues included in "Net revenues" in the accompanying consolidated statements of operations consist of license fees, royalties and product development fees, received primarily from two companies, totaling $44,516 and $21,677 for the six months ended June 30, 2000 and 1999, respectively.

(12) RECENTLY ISSUED ACCOUNTING STANDARDS:

         IVAX is required to adopt SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137 and 138, in the first quarter of 2001. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Management believes that the adoption of SFAS No. 133, as amended, will not have a material impact on IVAX' consolidated financial statements.

         In December 1999, the SEC issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB No. 101"), which, as amended, requires implementation in the fourth quarter of 2000. As a result, IVAX commenced a review of its revenue recognition policies for conformity with SAB No. 101. IVAX believes its revenue recognition policies comply with the guidance provided in SAB No. 101, except with respect to up-front and possibly milestone cash payments received under certain licensing arrangements. SAB No. 101 generally provides that up-front payments, whether or not they are refundable, should be deferred as revenue and recognized over the license period. IVAX' accounting policy is to immediately recognize as revenue such cash payments that are nonrefundable or where the probability of refund is remote. IVAX believes its accounting policy is in accordance with generally accepted accounting principles and practice in the pharmaceutical industry.

         SAB No. 101 will require IVAX to change its accounting method for such licensing payments. IVAX is reviewing recent contracts that involved the receipt of significant up-front payments, but is awaiting further implementation guidance from the SEC staff with respect to SAB No. 101 before completing this review. To date, IVAX has identified one licensing arrangement which may require a change in accounting method for payments received. This arrangement may result in a cumulative change in accounting principle charge of approximately $6,300, net of tax, when SAB No. 101 is implemented. The offsetting impact will result in deferred revenue which will be recognized in income through 2011. At this time, IVAX has not identified any other contracts that will be impacted by SAB No. 101, but its review is continuing. Although IVAX anticipates implementing SAB No. 101 in the fourth quarter of 2000, the cumulative effect of a change in accounting principle must be retroactively adopted as of the beginning of the first quarter of 2000.

         In May 2000, the EITF reached consensus on Issue No. 00-14, "Accounting for Coupons, Rebates, and Discounts", which prescribes the accounting for and classification of sales rebates and discounts. At its July 19-20 meeting the EITF delayed the transition date to correspond with implementation of SAB No.
101. Implementation of EITF No. 00-14 is not expected to have a significant impact on IVAX' results of operations.

(13) LEGAL PROCEEDINGS:

         With respect to the case styled Alan M. Harris et al. v. IVAX Corporation, Phillip Frost, et al., previously reported in IVAX's Annual Report on Form 10-K for the year ended December 31, 1999, on April 20, 2000 the appellate court denied the plaintiffs' motion for rehearing.

         With respect to the case styled Malin, et al. v. IVAX Corporation, Phillip Frost, et al., previously reported in IVAX's Annual Report on Form 10-K for the year ended December 31, 1999, on July 6, 2000 the appellate court affirmed the dismissal of the complaint.

         Zenith Goldline has been named in four additional class action lawsuits containing allegations similar to those in the Louisiana Wholesale case, previously reported in IVAX's Annual Report on Form 10-K for the year ended December 31, 1999.

(14) SUBSEQUENT EVENTS:

         On August 4, 2000, IVAX announced that it has entered into a definitive agreement to acquire privately held Wakefield Pharmaceuticals, Inc. Wakefield is engaged in the marketing and sale of respiratory products to allergists, otolaryngologists, pulmonologists and primary care physicians. The transaction is subject to approval by the shareholders of Wakefield Pharmaceuticals, a majority of which have agreed to vote in favor of the transaction.

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

                              Results of Operations

Six months ended June 30, 2000 compared to the six months ended June 30, 1999

         Net income was $55.7 million, or $.34 per share (diluted), for the six months ended June 30, 2000, compared to $23.5 million, or $.14 per share, for the six months ended June 30, 1999. Income from continuing operations was $58.0 million, or $.35 per share (diluted), for the six months ended June 30, 2000, compared to $22.8 million, or $.14 per share, for the same period of the prior year.

         Net Revenues and Gross Profit

         Net revenues for the six months ended June 30, 2000 totaled $366.5 million, an increase of $64.6 million, or 21%, from the $301.9 million reported in the same period of the prior year. Net revenues from IVAX' domestic operations increased by $32.0 million while revenues from IVAX' international operations increased by $32.6 million.

         Domestic net revenues totaled $180.4 million for the six months ended June 30, 2000, compared to $148.4 million for the same period of 1999. The $32.0 million, or 22%, increase in domestic net revenues was primarily attributable to higher sales volume of certain generic pharmaceutical products partially offset by lower prices and higher sales returns and allowances.

         IVAX' international operations generated net revenues of $186.1 million for the six months ended June 30, 2000, compared to $153.5 million for the same period of the prior year. The $32.6 million, or 21%, increase in international net revenues was primarily due to increased license fees, royalties and product development fees, received primarily from two companies, and higher sales volume at IVAX' United Kingdom subsidiary.

         Gross profit for the six months ended June 30, 2000 increased $51.2 million, or 39.6%, from the same period of the prior year. Gross profit was $180.7 million (49% of net revenues) for the six months ended June 30, 2000, compared to $129.4 million (43% of net revenues) for the six months ended June 30, 1999. The increase in gross profit percentage is primarily due to favorable product mix, and increased other revenues partially offset by increased sales returns and allowances.

         Operating Expenses

         Selling expenses totaled $43.0 million (12% of net revenues) for the six months ended June 30, 2000, compared to $36.3 million (12% of net revenues) for the six months ended June 30, 1999, an increase of $6.7 million, or 18.5%. The increase was primarily attributable to increased sales force and promotional costs at IVAX' domestic and international operations.

         General and administrative expenses totaled $42.8 million (11.7% of net revenues) for the six months ended June 30, 2000, compared to $42.5 million (14% of net revenues) for the six months ended June 30, 1999, an increase of $0.3 million, or 1%.

         Research and development expenses for the six months ended June 30, 2000 increased 31.8% to a total of $32.7 million (8.9% of net revenues), compared to the six months ended June 30, 1999. IVAX' future level of research and development expenditures will depend on, among other things, the outcome of clinical testing of products under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity.

         Other Income (Expense)

         Interest income increased $0.5 million and interest expense increased $4.6 million for the six months ended June 30, 2000, as compared to the six months ended June 30, 1999. Other income, net increased $1.0 million for the six months ended June 30, 2000, as compared to the six months ended June 30, 1999.

Three months ended June 30, 2000 compared to the three months ended June 30,
1999

         Net income was $30.0 million, or $.18 per share (diluted), for the three months ended June 30, 2000, compared to $13.5 million, or $.08 per share, for the three months ended June 30, 1999. Income from continuing operations was $32.2 million, or $.19 per share (diluted), for the three months ended June 30, 2000, compared to $13.1 million, or $.08 per share, for the same period of the prior year.

         Net Revenues and Gross Profit

         Net revenues for the three months ended June 30, 2000 totaled $184.7 million, an increase of $30.3 million, or 19.7%, from the $154.3 million reported in the same period of the prior year. Net revenues from IVAX' domestic operations increased by $12.7 million while revenues from IVAX' international operations increased by $17.6 million.

         Domestic net revenues totaled $90.0 million for the three months ended June 30, 2000, compared to $77.2 million for the same period of 1999. The $12.8 million, or 16.5%, increase in domestic net revenues was primarily attributable to increased other revenues and higher sales volume of certain generic pharmaceutical products partially offset by lower prices and higher sales returns and allowances.

         IVAX' international operations generated net revenues of $94.7 million for the three months ended June 30, 2000, compared to $77.1 million for the same period of the prior year. The $17.6 million, or 23%, increase in international net revenues was primarily due to increased license fees, royalties and product development fees, received primarily from two companies.

         Gross profit for the three months ended June 30, 2000 increased $24.2 million, or 36%, from the same period of the prior year. Gross profit was $91.8 million (49.7% of net revenues) for the three months ended June 30, 2000, compared to $67.6 million (44% of net revenues) for the three months ended June 30, 1999. The increase in gross profit percentage is primarily due to favorable product mix, and increased other revenues partially offset by increased sales returns and allowances.

         Operating Expenses

         Selling expenses totaled $23.0 million (12.4% of net revenues) for the three months ended June 30, 2000, compared to $18.8 million (12.2% of net revenues) for the three months ended June 30, 1999, an increase of $4.1 million, or 22%. The increase was primarily attributable to increased sales force and promotional costs at IVAX' domestic and international operations.

         General and administrative expenses totaled $18.6 million (10.1% of net revenues) for the three months ended June 30, 2000, compared to $20.9 million (13.5% of net revenues) for the three months ended June 30, 1999, a decrease of $2.2 million, or 10.8%. The decrease is a combination of Year 2000 expenses incurred at the United Kingdom operations in 1999 and lower costs at Far East operations.

         Research and development expenses for the three months ended June 30, 2000 increased 27.7% to a total of $17.2 million (9.3% of net revenues), compared to the three months ended June 30, 1999. IVAX' future level of research and development expenditures will depend on, among other things, the outcome of clinical testing of products under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity.

         The reversal, in the second quarter of 2000, of restructuring reserves established in prior years is a result of a change in strategy to keep the Northvale, New Jersey pharmaceutical facility operating as backup capacity in the event of hurricane damage at the Puerto Rico facility.

         Other Income (Expense)

         Interest income increased $1.9 million and interest expense increased $3.9 million for the three months ended June 30, 2000, as compared to the three months ended June 30, 1999. Other income, net decreased $0.9 million for the three months ended June 30, 2000, as compared to the three months ended June 30, 1999.

                      Recently Issued Accounting Standards

         In December 1999, the SEC issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, ("SAB No. 101") which, as amended, requires implementation in the fourth quarter of 2000. As a result, IVAX commenced a review of its revenue recognition policies for conformity with SAB No. 101. IVAX believes its revenue recognition policies generally comply with the guidance provided in SAB No. 101, except with respect to up-front and possibly milestone cash payments received under certain licensing arrangements. SAB No. 101 generally provides that up-front payments, whether or not they are refundable, should be deferred as revenue and recognized over the license period. IVAX' accounting policy is to immediately recognize as revenue such cash payments that are nonrefundable or where the probability of refund is remote. IVAX believes its accounting policy is in accordance with generally accepted accounting principles and practice in the pharmaceutical industry.

         SAB No. 101 will require IVAX to change its accounting method for such licensing payments. IVAX is reviewing recent contracts that involved the receipt of significant up-front payments, but is awaiting further implementation guidance from the SEC staff with respect to SAB No. 101 before completing this review. To date, IVAX has identified one licensing arrangement that may require a change in accounting method for payments received. This arrangement may result in a cumulative change in accounting principle charge of approximately $6.3 million, net of tax, when SAB No. 101 is implemented. The offsetting impact will result in deferred revenue that will be recognized in income through 2011. At this time, IVAX has not identified any other contracts that will be impacted by SAB No. 101, but its review is continuing. Although IVAX anticipates implementing SAB No. 101 in the fourth quarter of 2000, the cumulative effect of a change in accounting principle must be retroactively adopted as of the beginning of the first quarter of 2000.

         In May 2000, the EITF reached consensus on Issue No. 00-14, "Accounting for Coupons, Rebates, and Discounts", which prescribes the accounting for and classification of sales rebates and discounts. At its July 19-20 meeting the EITF delayed the transition date to correspond with implementation of SAB No.
101. Implementation of EITF No. 00-14 is not expected to have a significant impact on IVAX' results of operations.

                         Liquidity and Capital Resources

         At June 30, 2000, IVAX' working capital was $384.3 million, compared to $124.4 million at December 31, 1999. Cash and cash equivalents totaled $269.7 million at June 30, 2000, as compared to $41.4 million at December 31, 1999.

         Net cash of $35.7 million was provided by operating activities during the first six months of 2000, compared to $29.3 million during the same period of 1999. The increase in cash provided by operating activities was primarily the result of improved operating earnings.

         Net cash of $23.4 million used for investing activities during the first six months of 2000 is primarily attributable to $19.3 million for capital expenditures, $4.5 million, net, in the acquisition of the additional common stock of Galena, a.s., the Czech Republic subsidiary, increasing IVAX' ownership from 86% to 95%, the cash portion of the acquisition price of Laboratorios Elmor, S.A., and $1.5 million for the acquisitions of patents and licenses.

         During the second quarter of 2000, IVAX issued approximately 1.6 million shares of common stock to acquire Elmor.

         Net cash of $222.7 million provided from financing activities during the first six months of 2000 is primarily attributable to $243.8 million, net proceeds, from the issuance of convertible debentures in May, payment of $52.1 million of short-term loans and $23.5 million from the issuance of common stock. The use in 1999 is primarily attributable to the repurchases of common stock during the first two quarters.

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

                              Currency Fluctuations

         For the six months ended June 30, 2000 and 1999, approximately 51%, of IVAX' net revenues were attributable to operations which principally generated revenues in currencies other than the United States dollar. Fluctuations in the value of foreign currencies relative to the United States dollar affect the reported results of operations for IVAX. If the United States dollar weakens relative to the foreign currency, the earnings generated in the foreign currency will, in effect, increase when converted into United States dollars and vice versa. Although IVAX does not speculate in the foreign exchange market, it does, from time to time, manage exposures that arise in the normal course of business related to fluctuations in foreign currency exchange rates by entering into offsetting positions through the use of foreign exchange forward contracts. As a result of exchange rate differences, net revenues decreased by approximately $8.6 million for the six months ended June 30, 2000, as compared to the same period of the prior year.

                                  Income Taxes

         IVAX recognized a $6.2 million tax provision for the six months ended June 30, 2000, of which $8.8 million related to foreign operations. The $0.3 million tax provision recognized by domestic operations was favorably impacted by $75.1 million utilization of net operating loss carryforwards, which had been previously reserved. During the second quarter of 2000, IVAX recognized a $45.0 million U.S. taxable gain on the intercompany sale of certain assets. This taxable gain is not included in book income as it was eliminated in consolidation. Also, during the second quarter, $3.0 million of the valuation allowance previously recorded against the domestic net deferred tax asset was reversed due to management's expectation of increased domestic taxable income.

         As of June 30, 2000, domestic and foreign net deferred tax assets totaled $13.5 million and $10.1 million, respectively. The domestic net deferred tax asset includes a valuation allowance of $68.2 million, or 83%, of the deferred tax asset balance. Approximately $19.1 million of the valuation allowance relates to the tax benefit of stock options exercised which has not yet been credited to capital in excess of par value. Realization of the net deferred tax assets is dependent upon generating sufficient future domestic and foreign taxable income. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized. Management's estimates of future taxable income are subject to revision due to, among other things, regulatory and competitive factors affecting the pharmaceutical industries in the markets in which IVAX operates. Such factors are further discussed in management's discussion and analysis of financial condition and results of operations included in IVAX' Annual Report on Form 10-K for the year ended December 31, 1999.

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

         Interest Rate Risk - IVAX' only material debt obligation is its 5.5% Convertible Senior Subordinated Notes, which bear a fixed rate of interest. IVAX believes that its exposure to market risk relating to interest rate risk is not material.

         Commodity Price Risk - IVAX does not believe it is subject to any material risk associated with commodity prices.

         PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         With respect to the case styled Alan M. Harris et al. v. IVAX Corporation, Phillip Frost, et al., previously reported in IVAX's Annual Report on Form 10-K for the year ended December 31, 1999, on April 20, 2000 the appellate court denied the plaintiffs' motion for rehearing.

         With respect to the case styled Malin, et al. v. IVAX Corporation, Phillip Frost, et al., previously reported in IVAX's Annual Report on Form 10-K for the year ended December 31, 1999, on July 6, 2000 the appellate court affirmed the dismissal of the complaint.

         Zenith Goldline has been named in four additional class action lawsuits containing allegations similar to those in the Louisiana Wholesale case, previously reported in IVAX's Annual Report on Form 10-K for the year ended December 31, 1999.

Item 2 - Changes in Securities and Use of Proceeds

         During May 2000, IVAX sold $250.0 million of its 5.5% Convertible Senior Subordinated Notes due 2007. The 5.5% Notes were sold to Qualified Institutional Buyers pursuant to Rule 144A of the Securities Act of 1933, as amended. The aggregate offering price of the 5.5% Notes was $250.0 million and the aggregate underwriting discounts and commissions were $6.25 million. The 5.5% Notes are convertible at any time prior to maturity, unless previously redeemed, into .0269 shares of IVAX' common stock per $1 of principal amount of the 5.5% Notes. This ratio results in a conversion price of approximately $37.15 per share. The 5.5% Notes are redeemable by IVAX on or after May 29, 2003. The net proceeds from the sale of the 5.5% Notes are expected to be used primarily to acquire technology, products or other businesses, to fund the research, development, testing and commercialization of pharmaceutical products, and for general corporate purposes.

On June 19, 2000, in connection with the acquisition of Elmor, IVAX issued 850,144 shares of common stock to the corporate shareholder. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 4 - Submission of Matters to a Vote of Security Holders

         IVAX' annual meeting of shareholders was held on June 15, 2000. The following is a summary of the matters voted on at that meeting:

         (a) The shareholders elected the entire Board of Directors. The persons elected to IVAX' Board of Directors and the number of votes cast for and withheld for each nominee for director were as follows:

     Director                               For                 Withheld
     --------                               ---                 --------
Mark Andrews                            142,969,267            2,942,636
Ernst Biekert, Ph.D.                    142,928,313            2,983,590
Charles M. Fernandez                    141,894,683            4,017,220
Jack Fishman, Ph.D.                     142,965,450            2,946,453
Neil Flanzraich                         127,629,781           18,282,122
Phillip Frost, M.D.                     127,385,409           18,526,494
Jane Hsiao, Ph.D.                       126,309,650           19,602,253
Isaac Kaye                              127,400,983           18,510,920


         (b) The shareholders approved an increase in the number of authorized shares of common stock from 250 million to 350 million. The number of votes cast for, against, abstained and broker non-votes for the increase in authorized shares were as follows:

                  For           Against          Abstain       Broker Non-Votes
                  ---           -------          -------       ----------------

              142,491,528      3,196,064         224,311               -

Item 6 - Exhibits and Reports on Form 8-K

(a)     Exhibits

10.17 Stock Purchase Agreement dated June 19, 2000 between Filed herewith. IVAX Corporation and Alpha Centura Holdings N.V.
10.18 Stock Purchase Agreement dated June 19, 2000 between Filed herewith. IVAX Corporation and Mountainrise Trading Limited
27     Financial Data Schedule                                   Filed herewith.



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

                                               IVAX Corporation

         Date:  August 14, 2000                By: /s/ Thomas E. Beier
                                                   -------------------
                                                   Thomas E. Beier
                                                   Senior Vice President-Finance
                                                   Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit

10.17 Stock Purchase Agreement dated June 19, 2000 between IVAX Corporation and Alpha Centura Holdings N.V.
10.18 Stock Purchase Agreement dated June 19, 2000 between IVAX Corporation and Mountainrise Trading Limited
27       Financial Data Schedule