Form 10-K/A
period 1999-12-31
IVAX CORP /DE
filed 2000-11-07
CIK 772197

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 2)

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

                                                  Name of each exchange
          Title of each class                      on which registered
      Common Stock, par value $.10               American Stock Exchange

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

         This Form 10-K/A is being filed to amend Part II items 7 and 8 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, as amended.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the 1999 Consolidated Financial Statements and the related Notes to Consolidated Financial Statements on pages 22 to 45 of this Financial Information Section. Except for historical information contained herein, the matters discussed below are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties, including but not limited to economic, competitive, governmental, and technological factors affecting IVAX' operations, markets, products and prices, and other factors discussed elsewhere in this report and the documents filed by IVAX with the Securities and Exchange Commission ("SEC"). These factors may cause IVAX' results to differ materially from the statements made in this report or otherwise made by or on behalf of IVAX.

                              Results of Operations

Overview

         IVAX' operations are conducted through subsidiaries involved primarily in the manufacture and sale of proprietary, branded and generic pharmaceuticals. Presently, a significant portion of IVAX' revenues and gross profits are generated from sales of generic prescription and over-the-counter pharmaceutical products. IVAX' future success is largely dependent upon its ability to develop, obtain approval for, efficiently manufacture, and market commercially viable pharmaceutical products.

         All per share amounts, except for cash dividends per share, have been retroactively restated to reflect the 3-for-2 stock split payable February 22, 2000. Certain prior period amounts presented herein have been reclassified to conform to the current period's presentation.

Year ended December 31, 1999 compared to the year ended December 31, 1998

         Net income for the year ended December 31, 1999 was $70.7 million compared to $71.6 million for the prior year. Income from continuing operations was $69.5 million for the year ended December 31, 1999 compared to $24.6 million for the prior year. The years ended December 31, 1999 and 1998 included $.6 million and $1.1 million net extraordinary gains relating to the extinguishment of debt (See Note 9, Debt, in the Notes to Consolidated Financial Statements). Results for the year ended December 31, 1998 included a $48.9 million gain from discontinued operations (See Note 7, Discontinued Operations, in the Notes to Consolidated Financial Statements) and a $3.0 million charge resulting from the write-off of start-up costs previously capitalized, reflected as a cumulative effect of a change in accounting principle (See Note 2, Summary of Significant Accounting Policies - Change in Accounting Principle, in the Notes to Consolidated Financial Statements).

         Net earnings per share (diluted) were $.43 for the year ended December 31, 1999, compared to $.40 for the prior year. Earnings per share (diluted) from continuing operations were $.42 for the year ended December 31, 1999 compared to $.14 for the prior year. The early extinguishment of debt during 1999 and 1998 resulted in $.01 gains per share. In addition, during 1998, discontinued operations resulted in $.27 earnings per share and the cumulative effect of a change in accounting principle resulted in a $.02 loss per share.

         Net Revenues and Gross Profit

         Net revenues for the year ended December 31, 1999 totaled $656.3 million, an increase of $30.7 million, or 4.9%, from the $625.6 million reported in the prior year. This increase was comprised of an increase of $15.5 million in net revenues from North American operations, an increase of $14.2 million in net revenues from European operations and an increase of $0.1 million from Latin American and other operations.

         North American operations net revenues totaled $274.6 million for the year ended December 31, 1999, compared to $259.1 million in 1998. The $15.5 million, or 6.0%, increase was primarily attributable to increased sales volume and lower sales returns and allowances offset by lower sales prices of certain generic pharmaceutical products. Net revenues included $19.4 million and $18.0 million in 1999 and 1998, respectively, from the settlement of litigation with Abbott Laboratories ("Abbott") concerning patents for terazosin hydrochloride, the generic equivalent of Abbott's Hytrin(R). Under the settlement, Abbott agreed to pay IVAX $6.0 million per quarter until the earlier of February 2000 or the market introduction of a generic version of terazosin hydrochloride by anyone other than IVAX. During the third quarter of 1999, a generic version of terazosin hydrochloride was introduced into the market by a competitor reducing quarterly payments that IVAX receives under the settlement from $6.0 million to $3.0 million.

         North American operations recorded provisions for sales returns and allowances that reduced gross sales by $90.8 million and $112.8 million in 1999 and 1998, respectively. The decrease of $22 million was primarily due to lower shelf-stock adjustments, promotions and returns in 1999 than 1998 due to a combination of lower customer inventory levels and reduced price discounting as a result of improved price stability of generic pharmaceuticals.

         In November 1999, IVAX entered into a three-year product collaboration and development services agreement with Bristol-Myers Squibb Company ("BMS") in the areas of inhalation technology and oncology. With respect to inhalation technology, the agreement calls for IVAX and BMS to collaborate to develop one or more of BMS' proprietary molecules using IVAX' patented devices, which BMS would purchase from IVAX. BMS would retain the worldwide rights to market respiratory products containing its compounds. On the oncology side, BMS' Taxol(R) (paclitaxel) is the leading anti-cancer drug in the world, with 1999 sales estimated to reach approximately $1.5 billion. However, Taxol is an injectable product and is not orally available. As part of the agreement, BMS has been granted an option to negotiate, for six months, a license to IVAX' patented system for making paclitaxel orally available. IVAX received $5.0 million under the agreement during 1999.

         European operations generated net revenues of $322.6 million for the year ended December 31, 1999, compared to $308.4 million for 1998. The $14.2 million, or 4.6%, increase was primarily due to increased net sales in the United Kingdom offset by decreases in Eastern Europe. The increase resulted from higher sales volume. The decrease in Eastern Europe was due to decreased volume and the effect of foreign exchange rate differences. European operations recorded provisions for sales returns and allowances that reduced gross sales by $26.2 million and $14.2 million in 1999 and 1998, respectively. The increase of $12 million was primarily due to increased provision for promotional expenses due to competitive generic market conditions within the United Kingdom.

         Gross profit for the year ended December 31, 1999 increased $58.3 million, or 25.5%, to $287.1 million (43.8% of net revenues) from $228.8 million (36.6% of net revenues) for the year ended December 31, 1998. The increase in the gross profit percentage was primarily attributable to product mix, lower cost of sales due to reduced raw material costs, lower operating costs due to plant consolidation, lower sales returns and allowances, and increased other revenue.

         Operating Expenses

         Selling expenses decreased $.5 million, or .7%, to $79.0 million in 1999 (12.0% of net revenues) from $79.5 million (12.7% of net revenues) in 1998.

         General and administrative expenses totaled $85.1 million (13.0% of net revenues) in 1999, a decrease of $3.3 million, or 4.0%, from $88.4 million (14.1% of net revenues) in 1998. The decrease was primarily attributable to lower executive severance payments at corporate headquarters and $3.2 million received in settlement of a patent infringement lawsuit offset by higher legal fees at North American operations, higher bad debt provisions at Asian operations and increased accruals for incentive compensation.

         Research and development expenses totaled $54.2 million (8.3% of net revenues) in 1999 compared to $48.6 million (7.8% of net revenues) in 1998, an increase of $5.5 million, or 11.4%. The increase in research and development expenses in 1999 over 1998 was due to biostudies associated with the development of generic pharmaceuticals at IVAX' North American operations and the initiation of clinical trials in the United Kingdom. The future level of research and development expenditures will depend on, among other things, the outcome of clinical testing of products under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity.

         During 1999 and 1998, IVAX recorded restructuring costs and asset write-downs of ($.6) million and $12.2 million, respectively. The credit recorded in 1999 was primarily due to the reversal of a previously recorded reserve for a note receivable and 15% interest in a partnership received as consideration for the 1998 sale of a Ft. Lauderdale, Florida facility. Due to the uncertainty of collectability, these assets were fully reserved in 1998. In 1999 the note was collected in full, the partnership interest was sold and the reserve against the assets was reversed.

         During 1998, IVAX initiated restructuring programs at its United Kingdom pharmaceutical operations. As discussed in the 1998 10-K, it was anticipated that these programs would result in approximately $12.0 million in annual pre-tax cost savings. The anticipated cost savings were substantially achieved in 1999. Also during 1998, IVAX decided to cease manufacturing at its Northvale, New Jersey plant for an estimated annual pre-tax cost savings of $3.4 million. However, the estimated cost savings were not fully achieved in 1999 primarily because of delays in the transfer of products from Northvale to its manufacturing plant in Cidra, Puerto Rico.

         Other Income (Expense)

         Interest income decreased $5.8 million to $6.1 million in 1999 from $12.0 million in 1998 due to lower levels of cash on hand primarily due to the repurchase of common stock outstanding.

         Interest expense decreased $1.3 million to $5.6 million in 1999 from $6.9 million in 1998 primarily due to the retirement of IVAX' 6 1/2% Convertible Subordinated Notes in the amount of $31.4 million during 1999.

         Other income, net, totaled $19.5 million in 1999, compared to $32.8 million in 1998, a decrease of $13.3 million. Royalty and milestone payments from the 1997 sale of rights to Elmiron(R) and certain other urology products in the United States and Canada to ALZA Corporation ("ALZA") amounted to $13.0 million and $12.4 million in 1999 and 1998, respectively, and are included in other income as additional gain on the sale of product rights. During 1998, IVAX reversed $15.0 million of previously recorded reserves related to a 1997 research and development cost sharing arrangement with ALZA that was terminated in July, 1998. The reserve was established for IVAX' obligations under the cost sharing arrangement that resulted from IVAX' 1997 sale of product rights to Elmiron(R) and three other urology products in the United States and Canada to ALZA. The reserve reversal reflects an adjustment to increase a previously recognized gain on the sale of the product rights.

Year ended December 31, 1998 compared to the year ended December 31, 1997

         Net income for the year ended December 31, 1998 was $71.6 million compared to a net loss of $233.3 million for the year ended December 31, 1997. Income from continuing operations was $24.6 million for the year ended December 31, 1998 compared to a loss from continuing operations of $219.5 million for the prior year. The years ended December 31, 1998 and 1997 included a $1.1 million net extraordinary gain and a $2.1 million net extraordinary loss, respectively, relating to the extinguishment of debt (See Note 9, Debt, in the Notes to Consolidated Financial Statements). Results for 1998 and 1997 also included a $3.0 million charge and a $2.9 million charge, respectively, resulting from a cumulative effect of a change in accounting principle (See Note 2, Summary of Significant Accounting Policies - Change in Accounting principle, in the Notes to Consolidated Financial Statements).

         Net earnings per share were $.40 for the year ended December 31, 1998, compared to a net loss per share of $1.28 for the prior year. Earnings per share from continuing operations were $.14 for the year ended December 31, 1998 compared to a net loss per common share of $1.21 for the prior year. Earnings per share from discontinued operations were $.27 for the year ended December 31, 1998, compared to a loss from discontinued operations of $.05 for the prior year. The net extraordinary gain recorded in 1998 and the net extraordinary loss recorded in 1997 relating to the early extinguishment of debt resulted in a $.01 gain per share and a $.01 loss per share, respectively. The cumulative effect of a change in accounting principle resulted in a $.02 loss per share in 1998 and a $.01 loss per share in 1997.

         Net Revenues and Gross Profit

         Net revenues for the year ended December 31, 1998 totaled $625.6 million, an increase of $31.3 million, or 5.3%, from the $594.3 million reported in the prior year. This increase was comprised of an increase of $58.3 million in net revenues from North American operations and an increase of $14.5 million from Latin American and other operations offset by a decrease of $41.5 million in net revenues from European operations.

         North American operations' net revenues totaled $259.1 million for the year ended December 31, 1998, compared to $200.8 million for 1997. The $58.3 million, or 29.0%, increase in North American net revenues was primarily attributable to lower sales returns and allowances, increased sales volume of certain generic pharmaceutical products and $18.0 million recognized from the settlement of litigation with Abbott concerning patents for terazosin hydrochloride, the generic equivalent of Abbott's Hytrin (R).

         North American operations recorded provisions for sales returns and allowances that reduced gross sales by $112.8 million and $217.9 million in 1998 and 1997, respectively. The $105.1 million decrease in provisions was due primarily to lower provisions for rebates, wholesaler's average cost (WAC) adjustments, returns and promotional costs. The rebate provision was lower due to improvements in the rebate structure for existing customers and the loss of customers with a high rebate structure. The provision for WAC adjustments was reduced because significant WAC reductions occurring in 1997 were not repeated in 1998 due to improved price stability. The returns provision and promotion expenses were reduced because IVAX eliminated quarter-end promotions in 1997 to encourage customers to reduce inventory levels.

         European operations generated net revenues of $308.4 million in 1998 compared to $349.9 million for 1997. The $41.5 million, or 11.9%, decrease was primarily due to decreased sales at IVAX' United Kingdom and Czech Republic operations. The decrease in sales at the United Kingdom operations was due to lower net revenues from a license agreement related to its breath-operated inhaler device, the discontinuance of certain contract manufacturing arrangements, and price declines for generic products. This decrease was partially offset by net revenues attributable to a license agreement related to IVAX' dry-powder inhaler device and to sales growth and product launches of branded products. The decrease in sales at the Czech Republic operations was primarily due to lower sales of raw materials primarily resulting from loss of market share, and to a lesser extent, lower export sales primarily to Russia as a result of unfavorable economic conditions. During 1998 and 1997, European operations recorded provisions for sales returns and allowances that reduced gross sales by $14.2 million and $5.9 million, respectively. The increase of $8.3 million was primarily due to increased provision for promotional costs in response to competitive generic market conditions within the United Kingdom.

         Gross profit for the year ended December 31, 1998 increased $114.5 million, or 100.2%, from the prior year. Gross profit was $228.8 million (36.6% of net revenues) for the year ended December 31, 1998, compared to $114.3 million (19.2% of net revenues) for the year ended December 31, 1997. The increase in the gross profit percentage was primarily due to lower sales returns and allowances, and to a lesser extent, lower manufacturing costs, lower inventory provisions, revenues attributable to the Abbott settlement at IVAX' North American generic pharmaceutical operations and the 1998 launch of a high margin generic pharmaceutical product.

         Operating Expenses

         Selling expenses totaled $79.5 million (12.7% of net revenues) in 1998, compared to $100.2 million (16.9% of net revenues) in 1997. The decrease of $20.7 million was primarily attributable to reduced sales force and promotional costs at North American proprietary pharmaceutical operations as a result of the sale of the rights to Elmiron(R) and certain other urology products in the United States and Canada to ALZA in September 1997. The implementation of restructuring plans also resulted in reduced selling expenses at North American generic pharmaceutical operations due to reductions in both sales personnel and promotional costs.

         General and administrative expenses totaled $88.4 million (14.1% of net revenues) in 1998, compared to $116.2 million (19.6 % of net revenues) in 1997, a decrease of $27.8 million. The decrease was primarily attributable to lower costs at IVAX' North American generic pharmaceutical operations, its corporate headquarters, and its United Kingdom operations as a result of the implementation of restructuring plans, and to a lesser extent, lower depreciation and bad debt expense at IVAX' United Kingdom and United States operations.

         Research and development expenses in 1998 decreased $4.8 million, or 9%, compared to 1997, to a total of $48.6 million (7.8% of net revenues). The decrease in 1998 was due to staff reductions as part of a restructuring in the United Kingdom and completion of clinical trials by the North American operations.

         During 1998 and 1997, IVAX recorded restructuring costs and asset write-downs of $12.2 million and $38.1 million, respectively. During 1998, IVAX continued its efforts to reduce costs and enhance operating efficiency by initiating restructuring programs at its United Kingdom operations and continuing restructuring of its North American pharmaceutical operations. During 1998, IVAX recorded pre-tax charges totaling $13.6 million, consisting of $5.4 million in asset write-downs resulting from management's re-evaluation of the carrying value of certain long-lived assets related to facility consolidation, $4.3 million associated with lease commitments, $3.6 million of severance and other employee termination benefits, and $.2 million for the write-down of leasehold improvements relating to the consolidation of certain packaging operations in the United Kingdom. The United Kingdom restructuring eliminated approximately 260 positions. Also, during 1998, IVAX recorded a pre-tax charge of $15.6 million comprised of $8.6 million for asset write-downs resulting from management's decision to cease manufacturing at its Northvale, New Jersey pharmaceutical facility and the re-evaluation of the carrying value of certain long-lived assets, $4.4 million for estimated plant closure costs due to facility consolidation and market conditions and $2.7 million for severance and other employee termination benefits at IVAX' North American generic pharmaceutical operations. The New Jersey restructuring plan eliminated approximately 165 positions. This impact was offset by the reversal of $17.0 million of previously recorded restructuring reserves that were ultimately not needed primarily related to two facilities that were sold in 1998.

         Pursuant to the restructuring programs, during 1998 IVAX sold its Ft. Lauderdale, Florida office, packaging and warehouse facility and its Syosset, New York pharmaceutical manufacturing facility which were closed in the first quarter of 1998; sold its Kirkland, Quebec, Canada pharmaceutical manufacturing facility; and sold its Shreveport, Louisiana pharmaceutical manufacturing facility which was closed in the fourth quarter of 1996 and closed two of its London, England manufacturing facilities. During 1997, IVAX consolidated its domestic pharmaceutical distribution facilities into a single leased distribution center in Kenton County, Kentucky.

         It was anticipated that the restructuring programs at corporate headquarters and North American operations described above, as discussed in the 1997 10-K, would reduce manufacturing and operating expenses by $25.0 million to $35.0 million. The cost savings achieved during 1998 were within the original estimate range.

         Other Income (Expense)

         Interest income increased $6.3 million in 1998 to $12.0 million compared to $5.7 million in 1997. Higher levels of cash on hand resulting from proceeds received from the divestiture of certain businesses classified as discontinued operations and the sale of certain product rights during 1997 accounted for the increase (See Note 5, Divestitures, and Note 6, Sale of Product Rights in the Notes to Consolidated Financial Statements).

         Interest expense decreased $7.8 million to $6.9 million in 1998 from $14.7 million in 1997, primarily due to the repayment of IVAX' revolving credit facility during the second quarter of 1997.

         Other income, net was $32.8 million in 1998, compared to $53.4 million in 1997. In the third quarter of 1997, a $43.2 million pre-tax gain was recognized on the sale of the rights to Elmiron(R) and three other urology products in the United States and Canada to ALZA (See Note 6, Sale of Product Rights in the Notes to Consolidated Financial Statements). At the time of the sale, a reserve of $15.0 million was established for IVAX' obligations under a research and development cost sharing arrangement with ALZA related to the sale. During the third quarter of 1998, IVAX and ALZA terminated the cost-sharing arrangement and, as a result, the $15.0 million reserve was reversed, reflecting an adjustment to increase the previously recognized gain on the sale of those product rights. Also included in other income in 1998 was $12.4 million in royalty and milestone payments received from the sale of rights to Elmiron and certain other urology products to ALZA.

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

                         Liquidity and Capital Resources

         At December 31, 1999, working capital, excluding net assets of discontinued operations, was $124.4 million compared to $269.5 million and $238.9 million at December 31, 1998 and 1997, respectively. Cash and cash equivalents were $41.4 million at December 31, 1999, compared to $208.6 million and $199.2 million at December 31, 1998 and 1997, respectively.

         Net cash provided by operations during 1999 was $62.7 million compared to $59.3 million and $90.8 million in 1998 and 1997, respectively. The increase in cash provided by operating activities during 1999 compared to 1998 was primarily due to non-cash items. The decrease in cash provided by operating activities in 1998 compared to 1997 was primarily due to the 1997 receipt of a $52.5 million federal income tax refund and reductions in accounts receivable and inventory resulting from increased cash collections, lower net revenues and improved inventory management at United States generic pharmaceutical operations.

         Net cash of $37.5 million was used for investing activities during 1999 compared to $40.0 million and $372.7 million provided by investing activities in 1998 and 1997, respectively. The increase in cash used by investing activity in 1999 is primarily attributable to the payments of $5 million for the acquisition of additional common stock of Galena, a.s., the Czech Republic subsidiary, increasing IVAX' ownership from 74% to 86%, and $3.4 million for 100% ownership of Institute for Drug Research, Ltd., ("IDR") in Budapest, Hungary. The 1998 cash generated by investing activities was attributable to the sale of IVAX' personal care products business for net proceeds of $84.7 million, two manufacturing facilities for $13.3 million, an office, packaging and warehousing facility for $5.8 million and $12.4 million from the sale of product rights. Offsetting these impacts were reductions of $21.9 million for capital expenditures and $16.6 million for acquisition of patents, trademarks, licenses and other intangibles in 1999. The decrease in 1998 compared to 1997 was due to the 1997 sale of McGaw, Inc., the intravenous products business, for $320.0 million in cash (subject to certain post-closing adjustments), a significant portion of the specialty chemicals business for $41.1 million in cash and certain product rights for $75.0 million.

          The additional shares of Galena, a.s. were purchased primarily under a tender offer, initiated May 19, 1999 and expired July 19, 1999, for all outstanding shares. IVAX may purchase additional shares of the Czech Republic subsidiary, as they become available.

         At the 1998 sale of the personal care products business, IVAX received $35.0 million in cash and a $50 million secured note due November 30, 1998. In August 1998, the $50 million note was sold without recourse for $48.5 million.

         During the second quarter of 1998, IVAX sold its Kirkland, Quebec, Canada pharmaceutical manufacturing facility (acquired in the first quarter of 1997) and its Syosset, New York pharmaceutical manufacturing facility for a total of $13.3 million (subject to certain post-closing adjustments). During the fourth quarter of 1998, IVAX sold its Ft. Lauderdale, Florida office, packaging and warehouse facility for a total of $5.8 million.

         The sale of the intravenous products business in the second quarter of 1997 to B. Braun of America, Inc. ("B. Braun"), a subsidiary of B. Braun Melsungen A.G., for $320.0 million in cash also included additional future payments of up to $80.0 million contingent upon the combined operating results of McGaw and B. Braun's principal United States operating subsidiary, and certain royalties based on sales of the Duplex(TM) drug delivery system. The Duplex system, presently in development by McGaw, is a multi-compartment intravenous drug delivery system devised for drugs that have limited stability after mixing. To date, no contingent payments have been collected under the B. Braun purchase agreement.

         During the third quarter of 1997, IVAX completed the sale of a significant portion of the assets of its specialty chemical business in three separate transactions in which IVAX received a total of $41.1 million in cash.

         During the third quarter of 1997, IVAX sold the United States and Canadian marketing rights to its proprietary drug Elmiron(R) and three additional urology products to ALZA. IVAX retained the rights to these products outside of the United States and Canada. IVAX received $75 million in up-front payments in 1997. Royalty and milestone payments from the 1997 sale of rights to Elmiron amounted to $13.0 million and $12.4 million in 1999 and 1998, respectively.

         In connection with the sale of its intravenous products and specialty chemicals businesses, as well as certain of its facilities, IVAX has retained certain contingent liabilities related to, among other things, environmental and litigation matters. In addition, IVAX has agreed to indemnify the purchasers of these operations and facilities against losses resulting from breaches of representations and warranties made by IVAX in the agreements governing these dispositions, as well as against certain other potential risks and contingencies. Although IVAX does not expect these indemnification obligations to materially adversely affect its operating results, liquidity or financial position, there can be no assurance that IVAX will not be subject to material indemnification claims arising out of these transactions.

         Cash utilized for capital expenditures were $42.7 million in 1999 compared to $64.6 million in 1998 and $45.7 million in 1997. The decrease in 1999 compared to 1998 and the increase in 1998 compared to 1997 was due to $29.1 million of costs incurred in 1998 to complete a new headquarters at IVAX' United Kingdom pharmaceutical operations allowing consolidation into one location.

         During 1998, IVAX paid $14.6 million to NaPro BioTherapeutics, Inc. ("NaPro") as consideration for a license to NaPro's pending patents for a paclitaxel formulation in the United States, Europe and certain other world markets. In connection with the license, IVAX and NaPro terminated their paclitaxel development and marketing agreement. During the third quarter of 1998, IVAX purchased Immunex's Abbreviated New Drug Application for paclitaxel, the first filed with the U.S. Food and Drug Administration.

         During the first quarter of 1997, IVAX purchased a pharmaceutical manufacturing facility in Kirkland, Quebec, Canada (mentioned above) for $10.5 million.

         Net cash of $189.0 million was used for financing activities in 1999 compared to $88.2 million in 1998 and $344.9 million in 1997. The increase in 1999 compared to 1998 was primarily due to increased repurchases of common stock. The decrease in 1998 compared to 1997 reflected the payoff of IVAX' revolving credit facility with a bank syndicate in the second quarter of 1997 totaling $270.1 million.

         In December 1997, IVAX' Board of Directors approved a share repurchase program authorizing IVAX to repurchase up to 7.5 million shares of IVAX common stock. In December 1998, IVAX' Board of Directors approved an increase of 11.3 million shares to the share repurchase program. On April 13, 1999, June 17, 1999 and November 2, 1999, IVAX' Board of Directors approved additional increases in the share repurchase program of 7.5 million, 2.3 million and 7.5 million shares, respectively, of IVAX' common stock to supplement the 18.8 million shares authorized in prior years, bringing the total to 36.0 million shares authorized for repurchase. Through December 31, 1999, approximately 32.9 million shares have been repurchased and 3.2 million remain authorized for repurchase. During the second quarter of 1999, IVAX received $2.1 million in premiums on the issuance of 2.3 million freestanding put options for IVAX common stock, in connection with the share repurchase program. The put options bear strike prices ranging from $8.96 to $9.00 and mature between March and June 2000. In the event the put options are exercised, IVAX may elect to settle by one of three methods: physical settlement by payment in exchange for IVAX shares, net cash settlement or net share settlement. The maximum repurchase obligation under the physical settlement method is $20.2 million (See Note 12, Shareholders Equity in the Notes to Consolidated Financial Statements).

         On October 12, 1999, IVAX acquired 100% ownership of the Institute for Drug Research, Ltd., ("IDR") a pharmaceutical research and development company in Budapest, Hungary, for $3.4 million plus assumption of $3.5 million in loans.

         On November 18, 1999, IVAX issued a $50 million promissory note to Frost-Nevada, Limited Partnership ("FNLP"), an entity related to IVAX' Chairman and CEO. The note is due January 17, 2001 and bears interest at 10% payable quarterly. Proceeds from the note were used to purchase IVAX common stock under the share repurchase program (See Note 12, Shareholder's Equity). In conjunction with the loan, FNLP was issued a warrant to purchase 750,000 shares of IVAX common stock at an exercise price equal to the price paid for the repurchased shares, $12 per share.

         On June 24, 1997, IVAX utilized a portion of the McGaw sale proceeds in the amount of $270.1 million to pay off the then outstanding balance of its revolving credit facility with a bank syndicate. The facility was terminated in conjunction with the payment and IVAX recognized a net extraordinary loss of $2.1 million on the early extinguishment of debt.

         During the third quarter of 1998, IVAX' Board of Directors authorized the repurchase of $20 million face value of its 6 1/2% Convertible Subordinated Notes. In December 1998, IVAX' Board of Directors renewed its authorization to purchase up to $20 million face value of the Notes, which includes the amount remaining unpurchased from the July authorization. On August 11, 1999, IVAX' Board of Directors approved an increase of $15.0 million of repurchases of the 6 1/2% Notes. During 1999 and 1998, IVAX repurchased a total of $31.4 million and $16.0 million of its 6 1/2% Convertible Subordinated Notes due November 2001. On February 9, 2000 IVAX called for redemption of the remaining balance of $43.7 million of 6 1/2% Notes.

         In the first quarter of 1998, IVAX retired the remaining $6.7 million of industrial revenue bonds that were due 2008. Also during 1998, IVAX' international operations repaid $7.0 million of bank debt.

         Proceeds from the exercise of stock options totaled $12.2 million, $3.0 million and $.2 million during 1999, 1998 and 1997, respectively.

         No cash dividends were paid during 1999, 1998 or 1997.

         IVAX plans to spend substantial amounts of capital in 2000 to continue the research and development of pharmaceutical products. Although research and development expenditures are expected to be between $70 million and $80 million during 2000, actual expenditures will depend on, among other things, the outcome of clinical testing or products under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity. In addition, IVAX plans to spend between $45 million and $50 million in 2000 to improve and expand its pharmaceutical and other related facilities.

         IVAX' principal source of short term liquidity are existing cash and internally generated funds, which IVAX believes will be sufficient to meet its operating needs and anticipated capital expenditures over the short term. For the long term, IVAX intends to utilize principally internally generated funds, which are anticipated to be derived primarily from the sale of existing pharmaceutical products and pharmaceutical products currently under development. There can be no assurance that IVAX will successfully complete products under development, that IVAX will be able to obtain regulatory approval for any such product, or that any approved product will be produced in commercial quantities, at reasonable costs, and be successfully marketed. IVAX may consider issuing debt or equity securities in the future to fund potential acquisitions and growth.

                              Currency Fluctuations

         For 1999, 1998 and 1997, IVAX' net revenues attributable to operations principally generated in currencies other than the United States dollar approximated 54%, 55% and 66%, respectively. Fluctuations in the value of foreign currencies relative to the United States dollar affect the reported results of operations for IVAX. If the United States dollar weakens relative to the foreign currency, the earnings generated in the foreign currency will, in effect, increase when converted into United States dollars and vice versa. Although IVAX does not speculate in the foreign exchange market, it does from time to time manage exposures that arise in the normal course of business related to fluctuations in foreign currency exchange rates by entering into offsetting positions through the use of foreign exchange forward contracts. At December 31, 1999 and 1998, no IVAX subsidiaries were domiciled in highly inflationary environments. As a result of exchange rate differences, net revenues decreased by $11 million in 1999 compared to 1998, and decreased by $.2 million in 1998 compared to 1997.

                                  Income Taxes

         IVAX' effective tax rate was 17%, 29% and (39%) in 1999, 1998 and 1997, respectively. IVAX recognized a $14.9 million tax provision for 1999 of which $18.3 million relates to foreign operations and included a valuation allowance of $4.1 million recorded in the second quarter against the UK deferred tax asset. Offsetting the impact of the foreign provision was a net credit for domestic taxes of $3.4 million resulting primarily from the reversal of $11.4 million of valuation allowances previously recorded against the domestic net deferred tax asset. The effective tax rate in 1997 was negative primarily due to an increase in the tax provision for the establishment of a valuation allowance on deferred tax assets of $114.7 million at a time when domestic operations had significant losses. The establishment of this valuation allowance in 1997 generated domestic deferred tax expense of $50.1 million, despite the fact that IVAX' domestic operations generated losses.

         At December 31, 1999 and 1998, IVAX had substantial net operating loss and credit carryforwards, some of which are subject to certain limitations (See
Note 10, Income Taxes in the Notes to Consolidated Financial Statements).

         IVAX' future effective tax rate will depend on the mix between foreign and domestic taxable income or losses, the statutory tax rates of the related tax jurisdictions, and the timing of the release, if any, of the domestic valuation allowance. The mix between IVAX' foreign and domestic taxable income may be significantly affected by the jurisdiction in which new products are developed and manufactured. The release of domestic valuation reserve recorded in 1999 was based on management's estimate of U.S. taxable income in 2000. Estimates beyond one year were not considered reliable due to the significant losses incurred in 1996 and 1997.

         At December 31, 1999, domestic and foreign net deferred tax assets totaled $11.4 million and $10.3 million, respectively. Realization of the net deferred tax assets is dependent upon generating sufficient future domestic and foreign taxable income. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized. Management's estimates of future taxable income are subject to revision due to, among other things, regulatory and competitive factors affecting the pharmaceutical industries in the markets in which IVAX operates.

         IVAX has historically received a United States tax credit under Section 936 of the Internal Revenue Code for certain income generated by its Puerto Rico and Virgin Islands operations. For 1999, 1998 and 1997, this credit was approximately $2.4 million, $0 and $1.5 million, respectively, and completely offset the entire United States tax liability of such operations. The Section 936 tax credit will be phased out over 4 years beginning in 2002.

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

         Provisions for estimated returns and inventory credits are established by IVAX concurrently with the recognition of revenue. The provisions are established in accordance with generally accepted accounting principles based upon consideration of a variety of factors, including actual return and inventory credit experience for products during the past several years by product type, the number and timing of regulatory approvals for the product by competitors of IVAX, both historical and projected, the market for the product, estimated customer inventory levels by product and projected economic conditions. Actual product returns and inventory credits incurred are, however, dependent upon future events, including price competition and the level of customer inventories at the time of any price decreases. IVAX continually monitors the factors that influence the pricing of its products and customer inventory levels and makes adjustments to these provisions when management believes that actual product returns and inventory credits may differ from established reserves.

                             Discontinued Operations

         Income (loss) from discontinued operations totaled $.6 million, $48.9 million and ($8.7) million for the years ended December 31, 1999, 1998 and 1997, respectively. Discontinued operations, net of taxes, in 1999 and 1998 included the amortization of a deferred gain ($2.5 million at time of sale) on the divestiture of the personal care products business representing principal and interest, as collected, on a note receivable from the 1998 sale of one of the personal care products operations that was fully reserved at the time of the sale. Discontinued operations, net of taxes, in 1998 includes the results of operations of the personal care products business (through its sale in July
1998) and the vacuum pump fluids segment of the specialty chemical business (through its sale in February 1998). The personal care products business had break-even operations during 1998. Discontinued operations in 1998 reflected a net gain on the divestiture of the personal care products business of $48.9 million. Losses incurred on the sales and operations of the vacuum pump fluids segment were charged against previously established reserves. The year ended December 31, 1997 included a net gain on sales of the intravenous products and specialty chemicals businesses of $12.6 million. In 1998, IVAX completed the divestiture of its businesses classified as discontinued operations (See Note 5, Divestitures, and Note 7, Discontinued Operations, in the Notes to Consolidated Financial Statements).

                        Risk of Product Liability Claims

         Testing, manufacturing and marketing pharmaceutical products subject IVAX to the risk of product liability claims. IVAX is a defendant in a number of product liability cases, none of which IVAX believes will have a material adverse effect on IVAX' business, results of operations or financial condition. IVAX believes that it maintains an adequate amount of product liability insurance, but there can be no assurance that its insurance will cover all existing and future claims or that IVAX will be able to maintain existing coverage or obtain additional coverage at reasonable rates. There can be no assurance that claims arising under any pending or future product liability cases, whether or not covered by insurance, will not have a material adverse effect on IVAX' business, results of operations or financial condition (See Note 14, Commitments and Contingencies, in the Notes to Consolidated Financial Statements).

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

         The forward foreign exchange contracts generally require IVAX to exchange local currencies for foreign currencies based on pre-established exchange rates at the contracts' maturity dates. If the counterparties to the exchange contracts do not fulfill their obligations to deliver the contracted currencies, IVAX could be at risk for currency related fluctuations. IVAX enters into these contracts with counterparties that it believes to be credit worthy and does not enter into any leveraged derivative transactions. As of December 31, 1999, IVAX had $35.5 million in forward foreign exchange contracts outstanding.

         Interest Rate Risk - IVAX' only material debt obligations relate to the 6 1/2% Convertible Subordinated Notes and the FNLP Note, which bear fixed rates of interest. IVAX believes that its exposure to market risk relating to interest rate risk is not material.

         Commodity Price Risk - IVAX does not believe it is subject to any material risk associated with commodity prices.

Item 8.  Financial Statements and Supplementary Data

         The financial statements and supplementary data required by Regulation S-X are included in this Form 10-K/A commencing on page F-1.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a) In addition to the exhibits previously filed as exhibits to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, as amended, the following additional exhibits are filed herewith.

                  Exhibit              Description
                  -------              -----------
                   23.1                Consent of Arthur Andersen LLP.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       IVAX CORPORATION



Dated:  November 7, 2000               By: /S/ Thomas E. Beier
                                          ---------------------------------
                                       Thomas E. Beier
                                       Senior Vice President and
                                       Chief Financial Officer

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

To the Board of Directors and Shareholders of IVAX Corporation:

We have audited the accompanying consolidated balance sheets of IVAX Corporation, a Florida corporation, and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IVAX Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.


ARTHUR ANDERSEN LLP

Miami, Florida
     February 4, 2000 (except with respect to the stock split discussed in Note 12 and the matters discussed in Note 16, as to which the dates are February
     22, 2000 and March 10, 2000, respectively).

                        IVAX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                        December 31,
                                                                  -----------------------
                                                                     1999          1998
                                                                  ---------     ---------
                                     ASSETS
Current assets:
    Cash and cash equivalents                                     $  41,408     $ 208,593
    Accounts receivable, net of allowances for doubtful
       accounts of $22,058 ($22,834 in 1998)                        110,472       109,732
    Inventories                                                     146,624       135,324
    Other current assets                                             36,265        33,143
                                                                  ---------     ---------
       Total current assets                                         334,769       486,792

Property, plant and equipment, net                                  226,198       210,228
Intangible assets, net                                               55,745        56,150
Other  assets                                                        17,802        24,845
                                                                  ---------     ---------
       Total assets                                               $ 634,514     $ 778,015
                                                                  =========     =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Loans payable                                                 $     746     $   1,229
    Current portion of long-term debt                                   763           890
    Accounts payable                                                 48,675        48,614
    Accrued income taxes payable                                     13,058         5,082
    Accrued expenses and other current liabilities                  147,154       161,466
                                                                  ---------     ---------
       Total current liabilities                                    210,396       217,281

Long-term debt, net of current portion                               47,854        77,776
Note payable - related party, net                                    45,619            --
Other long-term liabilities                                           8,672        12,617
Minority interest                                                     9,414        17,133
Put options                                                          20,188            --

Shareholders' equity:
    Common stock, $.10 par value, authorized 250,000 shares,
       issued and outstanding 152,235 shares (172,253 in 1998)       15,224        11,484
    Capital in excess of par value                                  232,318       453,293
    Retained earnings (accumulated deficit)                          71,689          (700)
    Accumulated other comprehensive loss                            (26,860)      (10,869)
                                                                  ---------     ---------
       Total shareholders' equity                                   292,371       453,208
                                                                  ---------     ---------
       Total liabilities and shareholders' equity                 $ 634,514     $ 778,015
                                                                  =========     =========

        The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                        IVAX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                  Year Ended December 31,
                                                            -------------------------------------
                                                              1999          1998          1997
                                                            ---------     ---------     ---------
NET REVENUES                                                $ 656,269     $ 625,573     $ 594,286
COST OF SALES                                                 369,135       396,752       479,982
                                                            ---------     ---------     ---------
    Gross profit                                              287,134       228,821       114,304
                                                            ---------     ---------     ---------
OPERATING EXPENSES:
    Selling                                                    78,979        79,508       100,220
    General and administrative                                 85,102        88,434       116,185
    Research and development                                   54,164        48,615        53,409
    Amortization of intangible assets                           3,121         3,673         3,760
    Restructuring costs and asset write-downs                    (612)       12,222        38,088
    Merger expenses                                                --            --         2,343
                                                            ---------     ---------     ---------
    Total operating expenses                                  220,754       232,452       314,005
                                                            ---------     ---------     ---------
    Income (loss) from operations                              66,380        (3,631)     (199,701)

OTHER INCOME (EXPENSE):
    Interest income                                             6,142        11,972         5,738
    Interest expense                                           (5,556)       (6,857)      (14,685)
    Other income, net                                          19,513        32,777        53,366
                                                            ---------     ---------     ---------
    Total other income                                         20,099        37,892        44,419
                                                            ---------     ---------     ---------
    Income (loss) from continuing operations
       before income taxes and minority interest               86,479        34,261      (155,282)

PROVISION FOR INCOME TAXES                                     14,850        10,047        60,166
                                                            ---------     ---------     ---------
    Income (loss) from continuing operations
       before minority interest                                71,629        24,214      (215,448)

MINORITY INTEREST                                              (2,085)          403        (4,086)
                                                            ---------     ---------     ---------
    Income (loss) from continuing operations                   69,544        24,617      (219,534)

DISCONTINUED OPERATIONS, NET OF TAXES                             585        48,904        (8,701)
                                                            ---------     ---------     ---------
    Income (loss) before extraordinary item and
       cumulative effect of a change in accounting
       principle                                               70,129        73,521      (228,235)

EXTRAORDINARY ITEM:
    Gains (losses) on extinguishment of debt, net of tax          593         1,121        (2,137)

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
    PRINCIPLE, net of a tax benefit of $1,295 in 1997              --        (3,048)       (2,882)
                                                            ---------     ---------     ---------
NET INCOME (LOSS)                                           $  70,722     $  71,594     $(233,254)
                                                            =========     =========     =========

                                   (Continued)

         The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        IVAX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Continued)

                                                                       Year Ended December 31,
                                                              ------------------------------------------
                                                                  1999           1998            1997
                                                              -----------    -----------     -----------
BASIC EARNINGS (LOSS) PER COMMON SHARE:
    Continuing operations                                     $      0.43    $      0.14     $     (1.21)
    Discontinued operations                                            --           0.27           (0.05)
    Extraordinary items                                              0.01           0.01           (0.01)
    Cumulative effect of a change in accounting principle              --          (0.02)          (0.01)
                                                              -----------    -----------     -----------
    Net income (loss)                                         $      0.44    $      0.40     $     (1.28)
                                                              ===========    ===========     ===========
DILUTED EARNINGS (LOSS) PER COMMON SHARE:
     Continuing operations                                    $      0.42    $      0.14     $     (1.21)
     Discontinued operations                                           --           0.27           (0.05)
     Extraordinary items                                             0.01           0.01           (0.01)
     Cumulative effect of a change in accounting principle             --          (0.02)          (0.01)
                                                              -----------    -----------     -----------
     Net income (loss)                                        $      0.43    $      0.40     $     (1.28)
                                                              ===========    ===========     ===========
WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING:
    Basic                                                         161,508        178,674         182,243
                                                              ===========    ===========     ===========
    Diluted                                                       164,401        178,897         182,243
                                                              ===========    ===========     ===========

         The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        IVAX CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)

                                                       Common Stock                         Retained     Accumulated
                                                  -----------------------    Capital in     Earnings        Other
                                                    Number                    Excess of   (Accumulated  Comprehensive
                                                  of Shares      Amount       Par Value      Deficit)   Income (Loss)     Total
                                                  ---------     ---------     ---------     ---------     ---------     ---------
BALANCE, January 1, 1997                            121,476     $  12,148     $ 515,070     $ 160,960     $   6,950     $ 695,128
  Comprehensive loss:
    Net loss                                             --            --            --      (233,254)           --      (233,254)
    Translation adjustment                               --            --            --            --       (20,773)      (20,773)
    Unrealized net loss on
      available-for-sale equity
      securities                                         --            --            --            --        (6,230)       (6,230)
                                                                                                                        ---------
        Comprehensive loss                                                                                               (260,257)
  Exercise of stock options                              42             4           148            --            --           152
  Effect of tax deductions received
    from the exercise of stock options                   --            --            16            --            --            16
                                                  ---------     ---------     ---------     ---------     ---------     ---------
BALANCE, December 31, 1997                          121,518        12,152       515,234       (72,294)      (20,053)      435,039
                                                                                                                        ---------
  Comprehensive income:
    Net income                                           --            --            --        71,594            --        71,594
    Translation adjustment                               --            --            --            --         8,225         8,225
    Unrealized net gain on
      available-for-sale equity
      securities                                         --            --            --            --           959           959
                                                                                                                        ---------
        Comprehensive income                                                                                               80,778
  Exercise of stock options                             397            40         2,918            --            --         2,958
  Repurchase of common stock                         (7,080)         (708)      (65,223)           --            --       (65,931)
  Value of stock options issued to
    non-employees                                        --            --           364            --            --           364
                                                  ---------     ---------     ---------     ---------     ---------     ---------
BALANCE, December 31, 1998                          114,835        11,484       453,293          (700)      (10,869)      453,208
                                                                                                                        ---------
  Comprehensive income:
    Net income                                           --            --            --        70,722            --        70,722
    Translation adjustment                               --            --            --            --       (16,077)      (16,077)
    Unrealized net gain on
      available-for-sale equity
      securities                                         --            --            --            --            86            86
                                                                                                                        ---------
        Comprehensive income                                                                                               54,731
  Exercise of stock options                           1,263           126        12,098            --            --        12,224
  Repurchase of common stock                        (14,851)       (1,485)     (219,913)           --            --      (221,398)
  Shares issued in acquisition                          243            24         4,976            --            --         5,000
  Premium received on put options                        --            --         2,079            --            --         2,079
  Put options - temporary equity                         --            --       (20,188)           --            --       (20,188)
  Warrants issued                                        --            --         4,875            --            --         4,875
  Pre-acquisition earnings of acquired company           --            --            --         1,667            --         1,667
  Value of stock options issued to
    non-employees                                        --            --           173            --            --           173
  Effect of 3-for-2 stock split                      50,745         5,075        (5,075)           --            --            --
                                                  ---------     ---------     ---------     ---------     ---------     ---------
BALANCE, December 31, 1999                          152,235     $  15,224     $ 232,318     $  71,689     $ (26,860)    $ 292,371
                                                  =========     =========     =========     =========     =========     =========

         The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        IVAX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                  Year Ended December 31,
                                                                             -------------------------------------
                                                                                1999          1998          1997
                                                                             ---------     ---------     ---------
Cash flows from operating activities:
   Net income (loss)                                                         $  70,722     $  71,594     $(233,254)
   Adjustments to reconcile net income (loss)  to net cash
     flows from operating activities:
     Restructuring costs and asset write-downs                                    (612)       12,222        38,088
     Depreciation and amortization                                              29,108        32,552        38,462
     Deferred tax provision (benefit)                                           (4,910)        3,623        50,194
     Provision for allowance for doubtful accounts                               4,147         7,650         8,973
     Minority interest                                                           2,085          (403)        4,086
     Gain on sale of product rights                                            (13,033)      (27,350)      (43,224)
     Losses on disposal of assets, net                                             338           844         2,861
     Losses (gains) on extinguishment of debt                                     (593)       (1,121)        2,137
     Cumulative effect of a change in accounting principle                          --         3,048         4,177
     Loss (income) from discontinued operations                                   (585)      (48,904)        8,701
     Changes in assets and liabilities:
       Decrease (increase) in accounts receivable                               (9,195)       (9,586)       75,783
       Decrease (increase) in inventories                                      (16,631)       13,699        50,294
       Decrease (increase) in other current assets                               6,785       (10,567)       51,583
       Decrease (increase) in other assets                                       1,266         8,000        (5,603)
       Increase (decrease) in accounts payable, accrued expenses
         and other current liabilities                                          (3,038)       (2,867)       21,954
       Increase (decrease) in other long-term liabilities                       (3,310)          907          (292)
     Other, net                                                                   (446)          891          (998)
     Net cash provided by operating activities of discontinued operations          585         5,028        16,876
                                                                             ---------     ---------     ---------
       Net cash flows from operating activities                                 62,683        59,260        90,798
                                                                             ---------     ---------     ---------
Cash flows from investing activities:
   Proceeds from divestitures                                                       --        87,885       361,105
   Proceeds from sale of product rights                                         13,033        12,350        75,000
   Capital expenditures                                                        (42,685)      (64,622)      (45,741)
   Proceeds from sales of assets                                                   932        22,159         8,757
   Acquisitions of patents, trademarks, licenses and other intangibles            (903)      (17,543)       (1,710)
   Acquisitions of businesses and facilities, net of cash acquired              (8,345)           --       (10,500)
   Investment in affiliated companies                                              465            --            --
   Net investing activities of discontinued operations                              --          (202)      (14,186)
                                                                             ---------     ---------     ---------
       Net cash flows from investing activities                                (37,503)       40,027       372,725
                                                                             ---------     ---------     ---------
Cash flows from financing activities:
   Borrowings on long-term debt and loans payable                               53,059         3,895        47,989
   Payments on long-term debt and loans payable                                (34,956)      (29,152)     (392,914)
   Issuance of common stock                                                     12,224         2,958           152
   Repurchases of common stock                                                (219,319)      (65,931)           --
   Net financing activities of discontinued operations                              --            10           (92)
                                                                             ---------     ---------     ---------
       Net cash flows from financing activities                               (188,992)      (88,220)     (344,865)
                                                                             ---------     ---------     ---------
Effect of exchange rate changes on cash                                         (3,373)       (1,709)         (229)
                                                                             ---------     ---------     ---------
Net increase (decrease) in cash and cash equivalents                          (167,185)        9,358       118,429
Cash and cash equivalents at the beginning of the year                         208,593       199,235        80,806
                                                                             ---------     ---------     ---------
Cash and cash equivalents at the end of the year                             $  41,408     $ 208,593     $ 199,235
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

                        IVAX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Continued)

                                            Year Ended December 31,
                                        --------------------------------
                                          1999        1998        1997
                                        --------    --------    --------
Supplemental disclosures:

   Interest paid                        $  4,572    $  6,628    $ 21,313
                                        ========    ========    ========
   Income tax payments (refunds)        $  3,913    $ 16,196    $(42,683)
                                        ========    ========    ========

Supplemental schedule of non-cash investing and financing activities:

       Information with respect to 1999 acquisitions which were accounted for under the purchase method of accounting is summarized as follows:

Fair value of assets acquired                            $ 12,308
Liabilities assumed                                         3,941
                                                         --------
                                                            8,367
Reduction of minority interest                              7,046
                                                         --------
Net assets acquired                                        15,413
                                                         --------
Purchase price:
   Cash (including related acquisition costs)               8,345
   Fair market of stock issued                              5,000
                                                         --------
   Total                                                   13,345
                                                         --------
Negative goodwill                                        $ (2,068)
                                                         ========

         The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        IVAX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

(1)      ORGANIZATION:

         IVAX Corporation is a holding company with subsidiaries engaged primarily in the research, development, manufacture and marketing of proprietary and generic pharmaceuticals. These products are sold primarily to customers within the United States and the United Kingdom. All references to "IVAX" mean IVAX Corporation and its subsidiaries unless otherwise required by the context.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Principles of Consolidation - The accompanying consolidated financial statements include the accounts of IVAX Corporation and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in affiliates representing 20% to 50% ownership interests are recorded under the equity method of accounting. Investments in affiliates representing less than 20% ownership interests are recorded at cost. The minority interest held by third parties in a majority owned subsidiary is separately stated. Certain amounts presented in the accompanying consolidated financial statements for prior periods have been reclassified to conform to the current period's presentation.

         Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. IVAX' actual results in subsequent periods may differ from the estimates and assumptions used in the preparation of the accompanying consolidated financial statements. Significant estimates include amounts for accounts receivable exposures, deferred tax asset allowances, inventory reserves, environmental reserves, litigation, restructuring costs and sales returns and allowances, including chargebacks, rebates, returns and shelf-stock adjustments. Significant assumptions include IVAX' belief that the outcome of contingencies indemnified by IVAX in the sale of certain businesses will not have a material effect on future operations and that the probability of a refund of previously recognized licensing revenue and gain on sale of product rights is remote.

         Cash and Cash Equivalents - IVAX considers all investments with a maturity of three months or less as of the date of purchase to be cash equivalents.

         Inventories - Inventories are stated at the lower of cost (first-in, first-out) or market. Components of inventory cost include materials, labor and manufacturing overhead. In evaluating whether inventory is stated at the lower of cost or market, management considers such factors as the amount of inventory on hand, estimated time required to sell such inventory, remaining shelf life and current market conditions. Reserves are provided as appropriate. Inventories consist of the following:

                                             December 31,
                                         --------------------
                                           1999        1998
                                         --------    --------
               Raw materials             $ 62,932    $ 47,528
               Work-in-process             10,773      27,878
               Finished goods              72,919      59,918
                                         --------    --------
                    Total inventories    $146,624    $135,324
                                         ========    ========

         Property, Plant and Equipment - Property, plant and equipment are carried at cost less accumulated depreciation and amortization and consist of the following:

                                                           December 31,
                                                       --------------------
                                                         1999        1998
                                                       --------    --------
    Land                                               $ 12,443    $  9,816
    Buildings and improvements                          164,139     148,182
    Machinery and equipment                             159,654     154,141
    Furniture and computer equipment                     55,577      51,691
                                                       --------    --------
         Total cost                                     391,813     363,830
    Less: Accumulated depreciation and amortization     165,615     153,602
                                                       --------    --------
         Property, plant and equipment, net            $226,198    $210,228
                                                       ========    ========

         Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows: buildings and improvements (10-50 years), machinery and equipment (3-15 years) and furniture and computer equipment (2-10 years). Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or their estimated useful lives. Costs of major additions and improvements are capitalized and expenditures for maintenance and repairs that do not extend the life of the assets are expensed. Upon sale or disposition of property, plant and equipment, the cost and related accumulated depreciation or amortization are eliminated from the accounts and any resulting gain or loss is credited or charged to operations.

         Intangible Assets - Intangible assets are carried at cost less accumulated amortization and consist of the following:

                                                                December 31,
                                                            ------------------
                                                             1999       1998
                                                            -------    -------
      Cost in excess of net assets of acquired companies    $12,936    $15,492
      Patents, trademarks, licenses and other intangibles    60,986     61,946
                                                            -------    -------
           Total cost                                        73,922     77,438
      Less: Accumulated amortization                         18,177     21,288
                                                            -------    -------
           Intangible assets, net                           $55,745    $56,150
                                                            =======    =======

Cost in excess of net assets of acquired companies (goodwill) is amortized using the straight-line method over periods not exceeding 40 years. Patents, trademarks, licenses and other intangibles are amortized using the straight-line method over their respective estimated lives (ranging from 4-20 years). As of December 31, 1999, the weighted average life of patents, trademarks, licenses and other intangibles was 10.5 years. During 1999, IVAX acquired a variety of patents in a purchase of Soft Drugs for $5,000 of IVAX stock. IVAX also paid $5,000 for additional shares of Galena a.s. which resulted in negative goodwill of $2,068. Intangible assets, net decreased from 1998 to 1999 as a result of currency translation partially offset by the above transactions. During 1998, IVAX paid $14,565, consisting of $12,448 in cash and $2,117 investment in common stock and a note receivable for a patent license for a paclitaxel formulation in the United States, Europe and certain other world markets and also acquired an Abbreviated New Drug Application for paclitaxel.

         Following any acquisition, IVAX continually evaluates whether later events and circumstances have occurred that indicate that the remaining estimated useful life of intangible assets may require revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that an asset acquired in a purchase business combination and related goodwill may be impaired, IVAX uses various methods to estimate the asset's future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized based on the excess of the carrying amount over the estimated fair value of the asset. Any impairment amount is charged to operations (See Note 3, Restructuring Costs and Asset Write-Downs).

         Foreign Currencies - IVAX' operations include subsidiaries which are located outside of the United States. Assets and liabilities as stated in the local reporting currency are translated at the rate of exchange prevailing at the balance sheet date. The gains or losses that result from this process are shown in the "Accumulated Other Comprehensive Loss" caption in the shareholders' equity section of the accompanying consolidated balance sheets. Amounts in the statements of operations are translated at the average rates for the period.

         Financial Instruments - The carrying amounts of cash and cash equivalents, accounts receivable, loans payable and accounts payable approximate fair value due to the short maturity of the instruments and reserves for potential losses, as applicable. The disclosed fair value of other assets and long-term debt is estimated using quoted market prices, whenever available, or an appropriate valuation method (See Note 8, Investments In and Advances to Unconsolidated Affiliates, and Note 9, Debt).

         IVAX does not speculate in the foreign exchange market. IVAX may, however, from time to time, manage exposures that arise in the normal course of business related to fluctuations in foreign currency rates by entering into foreign exchange forward contracts. IVAX enters into these contracts with counterparties that it believes to be creditworthy and does not enter into any leveraged derivative transactions. Gains and losses on these contracts are included in the consolidated statements of operations as they arise. Costs associated with entering into these contracts are amortized over the contracts' lives, which typically are less than one year. IVAX held foreign exchange forward contracts with notional principal amounts of $35,515 at December 31, 1999, which mature January 2000 through September 2000, and $22,499 at December 31, 1998, which matured in January 1999 through September 1999.

         In addition, IVAX has short-term intercompany balances that are denominated in foreign currencies. A portion of these balances are hedged, from time to time, using foreign exchange forward contracts, and gains and losses on these contracts are included in the consolidated statements of operations as they arise. IVAX Corporation, the parent company, itself did not hold foreign exchange forward contracts at December 31, 1999, 1998 or 1997. For the years ended December 31, 1999 and 1998, IVAX recorded net foreign exchange losses of $2,934 and $893, respectively. IVAX recorded net foreign exchange gains of $426 during 1997.

         Revenue Recognition - Revenues and the related cost of sales are recognized at the time product is shipped. Net revenues are comprised of gross revenues less provisions for expected customer returns, inventory credits, discounts, promotional allowances, volume rebates, chargebacks and other allowances. These sales provisions totaled $121,286, $131,273 and $228,634 in the years ended December 31, 1999, 1998 and 1997, respectively. The reserve balances related to these provisions and included in "Accounts receivable, net of allowances for doubtful accounts" and "Accrued expenses and other current liabilities" in the accompanying consolidated balance sheets are $38,065 and $61,241, respectively, at December 31, 1999 and $42,366 and $69,044, respectively, at December 31, 1998.

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

         Provisions for estimated returns and inventory credits are established by IVAX concurrently with the recognition of revenue. The provisions are established in accordance with generally accepted accounting principles based upon consideration of a variety of factors, including actual return and inventory credit experience for products during the past several years by product type, the number and timing of regulatory approvals for the product by competitors of IVAX, both historical and projected, the market for the product, estimated customer inventory levels by product and projected economic conditions. Actual product returns and inventory credits incurred are, however, dependent upon future events, including price competition and the level of customer inventories at the time of any price declines. IVAX continually monitors the factors that influence the pricing of its products and customer inventory levels and makes adjustments to these provisions when management believes that actual product returns and inventory credits may differ from established reserves.

         Royalty and license fee income are recognized when obligations associated with earning the royalty or licensing fee have been satisfied and are included in "Net revenues" in the accompanying consolidated statements of operations. Up-front and milestone payments that are nonrefundable or where the probability of refund is remote are recognized as revenue when cash is received. Net revenues in 1999 and 1998 included $1,214 and $8,286, respectively, of milestone and up-front payments received under a license agreement that is refundable based on the occurrence of certain events. IVAX believes the probability of occurrence of these events is remote as the events are controllable by IVAX.

         Research and Development Costs - Research and developments costs related to future products are expensed currently.

         Income Taxes - The provision for income taxes is based on the consolidated United States entities' and individual foreign companies' estimated tax rates for the applicable year. Deferred taxes are determined utilizing the asset and liability method based on the estimated future tax effects of differences between the financial accounting and tax bases of assets and liabilities under the applicable tax laws. Deferred income tax provisions and benefits are based on the changes in the deferred tax asset or tax liability from period to period (See Note 10, Income Taxes).

         Earnings (Loss) Per Common Share - All share amounts have been restated to reflect the 3-for-2 stock split which was effective February 22, 2000 (See
Note 12, Shareholders' Equity). A reconciliation of the denominator of the basic and diluted earnings per share computation is as follows (in thousands):

                                                                  Year Ended December 31,
                                                              -----------------------------
                                                               1999       1998       1997
                                                              -------    -------    -------
Basic weighted average number of shares outstanding           161,508    178,674    182,243
Effect of dilutive securities - stock options and warrants      2,893        223         --
                                                              -------    -------    -------
Diluted weighted average number of shares outstanding         164,401    178,897    182,243
                                                              =======    =======    =======
Not included in the calculation of diluted earnings per
     share because their impact is antidilutive:
     Stock options outstanding                                  3,179      6,953     15,086
     Warrants                                                   2,063      3,546      4,300
     Put options                                                2,250         --         --

         Stock-Based Compensation Plans - As permissible under Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, IVAX accounts for all stock-based compensation arrangements using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and discloses pro forma net earnings and earnings per share amounts as if the fair value method had been adopted. Accordingly, no compensation cost is recognized for stock option awards granted at or above fair market value. Additionally, the pro forma net earnings and earnings per share amounts are presented in Note 12, Shareholders' Equity.

         Change in Accounting Principle - Statement of Position ("SOP") 98-5, Reporting on the Cost of Start-Up Activities, requires that costs of start-up activities, as well as organizational costs, be expensed as incurred. The initial application has been reported by IVAX as a cumulative effect of a change in accounting principle reflecting a write-off of start-up costs of $3,048, or $.02 per share during 1998.

         Emerging Issues Task Force ("EITF") Abstract No. 97-3 requires that the costs of business process reengineering activities be expensed as incurred. Accordingly, during the fourth quarter of 1997, IVAX reported a charge of $2,882 (net of a tax benefit of $1,295), or $.01 per share, for the write-off of business process reengineering costs previously capitalized. Such costs are being expensed as incurred prospectively.

         Recently Issued Accounting Standards - IVAX is required to adopt SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, amends the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity shall recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Management believes that the adoption of SFAS No. 133 will not have a material impact on IVAX' consolidated financial statements.

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

(3)      RESTRUCTURING COSTS AND ASSET WRITE-DOWNS:

         During 1997, IVAX continued its efforts to reduce costs and enhance operating efficiency by initiating further restructuring programs primarily at its corporate headquarters and United States generic pharmaceutical operations. As a result, during 1997, IVAX recorded a pre-tax charge of $14,274 comprised of $5,094 for severance and other employee termination benefits and $9,180 for certain costs associated primarily with further manufacturing facility closures and additional costs associated with the facilities held for sale in connection with the 1996 restructuring program. The employee termination benefits during 1997 primarily represented severance pay and other benefits associated with the elimination of approximately 275 employee positions at IVAX' corporate headquarters and throughout all functions of IVAX' United States generic pharmaceutical operations. In addition, IVAX recorded a charge of $23,814 to reduce the carrying value of certain assets to their estimated fair market value in conjunction with these initiatives.

         During 1998, IVAX continued it efforts to reduce costs and enhance operating efficiency by initiating restructuring programs at its United Kingdom pharmaceutical operations and continuing restructuring of its United States pharmaceutical operations. During 1998, IVAX recorded a pre-tax charge of $13,562 comprised of $3,648 for severance and other employee termination benefits, $4,308 associated with lease commitments, $215 for the write-down of leasehold improvements and $5,391 in asset write-downs resulting from management's re-evaluation of the carrying value of certain long-lived assets primarily in conjunction with initiatives to further consolidate facilities of IVAX' United Kingdom operations. This restructuring plan eliminated 260 positions from the workforce through all functions.

         Also during 1998, IVAX recorded a pre-tax charge of $15,647 comprised of $2,657 for severance and other employee termination benefits, $4,432 for estimated plant closure costs and $8,558 for asset write-downs resulting from management's decision to cease manufacturing at its Northvale, New Jersey pharmaceutical facility and the re-evaluation of the carrying value of certain long-lived assets of IVAX' domestic generic pharmaceutical operations due to facility consolidation and market conditions. The New Jersey restructuring plan eliminated 165 positions. This restructuring and the continued consolidation of manufacturing are anticipated to generate approximately $3,400 of annual pre-tax cost savings. This impact was offset by the reversal of $16,987 of previously recorded restructuring reserves that were ultimately not needed primarily related to two facilities that were sold in 1998.

         Pursuant to the restructuring programs, during 1998 IVAX sold its Ft. Lauderdale, Florida office, packaging and warehouse facility, its Syosset, New York pharmaceutical manufacturing facility, its Kirkland, Quebec, Canada pharmaceutical manufacturing facility, and its Shreveport, Louisiana pharmaceutical manufacturing facility and closed two of its London, England manufacturing facilities. During 1997, IVAX consolidated its United States pharmaceutical distribution facilities into a single leased distribution center in Kenton County, Kentucky. In 1999, IVAX substantially ceased manufacturing at its Northvale, New Jersey manufacturing facility. Production from these facilities has been transferred to other IVAX manufacturing facilities.

         These restructuring costs and asset write-downs are shown as "Restructuring costs and asset write-downs" in the accompanying consolidated statements of operations. Management determined the amount of the write-downs by estimating the fair market value of the impaired assets using various valuation techniques, including discounted cash flow analysis, independent appraisals and third party offers.

         The components of the restructuring costs and asset write-downs, spending and other activity, as well as the remaining restructuring reserve balances at December 31, 1999, 1998 and 1997 are shown in the table below. The restructuring reserve balances are included in "Accrued expenses and other current liabilities" in the accompanying consolidated balance sheets. The asset write-down column represents asset impairment losses for assets to be used in operations as well as assets to be disposed of. In 1998 and 1999, due to changes in circumstances, IVAX determined the asset impairments recorded for assets held for disposal were higher than necessary and reversed such amounts into income. These reversals are shown separately in the asset write-down column.

                                                                                                       Annual
                                                                                                    Restructuring
                                             Employee                    Total          Asset         Costs And
                                           Termination     Plant     Restructuring      Write-      Asset Write-
                                             Benefits     Closures     Reserves         downs           downs
                                             --------     --------     --------        -------         -------
   Balance at January 1, 1997               $   1,954     $  2,654     $   4,608
   1997 restructuring costs and asset
      write-downs                               5,094        9,180        14,274      $  23,814      $   38,088
   Cash payments during 1997                   (2,400)      (1,360)       (3,760)
   Non-cash activities                           (101)      (1,107)       (1,208)
                                            ---------     --------     ---------                     ----------
   Balance at December 31, 1997                 4,547        9,367        13,914                         38,088
                                                                                                     ==========
   1998 restructuring costs and asset
      write-downs                               6,305        8,740        15,045         14,164          29,209
   Reversal of restructuring costs and
      asset write-downs charged in
      prior years                                (442)      (7,741)       (8,183)        (8,804)        (16,987)
   Cash payments during 1998                   (3,538)      (3,042)       (6,580)
   Non-cash activity                           (1,098)         936          (162)
                                            ---------     --------     ---------                     ----------
   Balance at December 31, 1998                 5,774        8,260        14,034                         12,222
                                                                                                     ==========
   Reversal of restructuring costs and
      asset write-downs charged in
      prior years                                 (73)           -           (73)          (539)           (612)
   Cash payments during 1999                   (4,264)      (3,539)       (7,803)
   Non-cash activities                            123         (298)         (175)
                                            ---------     --------     ---------                     ----------
   Balance at December 31, 1999             $   1,560     $  4,423     $   5,983                     $     (612)
                                            =========     ========     =========                     ==========

(4)      MERGERS AND ACQUISITIONS:

         During 1999, IVAX increased its ownership interest in Galena, a.s. from 74% to 86% primarily through a tender offer and open market purchases. The total cost of the shares acquired was $4,978. The net book value underlying the share purchases was $7,046, resulting in negative goodwill of $2,068 being recorded in the accompanying consolidated balance sheet.

         On August 9, 1999, IVAX acquired a 30% interest in Indiana Protein Technologies ("IPT"), a U.S. biotechnology research company, in exchange for a development agreement in which IVAX, through its U.S. subsidiary, Baker Norton Pharmaceuticals, will fund research and development of certain peptide-based biotech pharmaceutical products. In the event that these projects are successful, IVAX will receive an exclusive worldwide license to market the products, with a royalty payable to IPT on profit from the sale of the products. During 1999, $775 was funded to IPT, $233 of which is recorded in other assets and the remainder is expensed as "Research and development expenses" in the accompanying statement of operations for 1999.

         On October 12, 1999, IVAX, through its Netherlands subsidiary, IVAX International B.V. and Swiss subsidiary, IVAX Holdings A.G., acquired 100% ownership of the Institute for Drug Research, Ltd., ("IDR") a pharmaceutical research and development company in Budapest, Hungary, for $3,367 plus assumption of $3,540 in loans.

         On December 20, 1999, IVAX acquired Soft Drugs, a U.S. company with ownership of certain patents for $5,000 in stock of IVAX, which was accounted for as a purchase. In the event that IVAX does not utilize at least one of these patents within thirty months, the prior owners may be required to return half of the stock in exchange for the return of certain patents.

(5)      DIVESTITURES:

         Effective May 30, 1997, IVAX sold McGaw, Inc., its intravenous products business, for $320,000 in cash (subject to certain post-closing adjustments), additional payments of up to $80,000 contingent upon the combined operating results of McGaw and the buyer's principal United States operating subsidiary and certain royalties based on sales of McGaw's Duplex(TM) drug delivery system. To date, no contingent payments have been collected.

         During the third quarter of 1997, IVAX completed the sale of a significant portion of the assets of its specialty chemical's business in three separate transactions in which IVAX received an aggregate of $41,105 in cash.

         During the first quarter of 1998, IVAX sold its vacuum pump fluids business, the only remaining segment of IVAX' specialty chemicals business, for $3,885 in cash (subject to certain post-closing adjustments). IVAX retained certain real estate assets of the specialty chemicals business, which are held for sale.

         Effective July 14, 1998, IVAX completed the sale of its personal care products business for $84,700 (after certain post-closing adjustments). At closing IVAX received $35,000 in cash and a $50,000 secured note due November 30, 1998. On August 27, 1998, IVAX sold the $50,000 note, without recourse, for $48,500 in cash. In addition, IVAX received a note for $2,500 as partial consideration from the sale of one of the personal care product subsidiaries. The note is payable at $250 of principal plus interest per quarter. As of December 31, 1999 and 1998, $1,500 and $2,250, respectively, of the gain on sale related to this note was deferred. The gain on sale and results of operations of the intravenous products, specialty chemicals and personal care products businesses were classified as part of discontinued operations during 1998 and 1997 (See Note 7, Discontinued Operations).

(6)      SALE OF PRODUCT RIGHTS:

         On September 18, 1997, IVAX sold the United States and Canadian marketing rights to its proprietary drug Elmiron(R) and three additional urology products to ALZA Corporation ("ALZA"). Although this sale represented an exit by IVAX from the urology business in 1997, IVAX retained the rights to these products outside of the United States and Canada. IVAX received $75,000 in up-front payments in 1997. Included in "Other income, net" in the accompanying consolidated statements of operations for the year ended December 31, 1997 is a $43,224 gain on the sale. The gain is net of $15,000 in reserves provided for a related research and development cost-sharing arrangement included in "Accrued expenses and other current liabilities" in the accompanying consolidated balance sheet as of December 31, 1997, and the write-off of $11,774 in certain assets of the domestic proprietary pharmaceutical operations, $3,000 in payments due to a third party associated with an existing licensing agreement, and $2,002 primarily in severance and other employee termination benefits associated with workforce reductions in IVAX' domestic proprietary pharmaceutical operations. On July 24, 1998, IVAX and ALZA terminated the research and development cost-sharing arrangement and, as a result of the termination, the reserve of $15,000 was reversed during the third quarter of 1998, reflecting an adjustment to increase the previously recognized gain on the sale of those product rights. Royalty and milestone payments from the 1997 sale of rights to Elmiron(R) and certain other urology products in the United States and Canada to ALZA amounted to $13,033 and $12,350 in 1999 and 1998, respectively, and are included in other income as additional gain on the sale of product rights. Royalties and milestone payments receivable from ALZA included in "Other current assets" in the accompanying consolidated balance sheets totaled $10,344 and $10,005 at December 31, 1999 and 1998, respectively. IVAX may receive additional royalties and milestone payments from ALZA based on sales of the products during the next few years. A portion of the up-front and milestone payments received and included in other income, $32,200 as of December 31, 1999, is refundable if a generic equivalent of Elmiron(R) is introduced by another company and IVAX' patent rights are found to be invalid. IVAX believes the probability of occurrence of these events is remote.

(7)      DISCONTINUED OPERATIONS:

         During 1997, IVAX' Board of Directors decided to divest its intravenous products, personal care products and specialty chemicals businesses. As a result, IVAX classified these businesses as discontinued operations and has included their results of operations in "Discontinued operations, net of taxes" in the accompanying consolidated statements of operations. The divestiture of businesses classified as discontinued operations was completed in 1998. Results of these operations were as follows:

                                                           Year Ended December 31,
                                                    -----------------------------------
                                                      1999         1998         1997
                                                    ---------    ---------    ---------
Intravenous Products (through May 30, 1997)
    Net revenues (1)                                $      --    $      --    $ 140,634
                                                    =========    =========    =========
    Income from operations before taxes (2)         $      --    $      --    $   3,770
    Income tax benefit                                     --           --         (427)
                                                    ---------    ---------    ---------
         Income from operations                     $      --    $      --    $   4,197
                                                    ---------    ---------    ---------
Personal Care Products (through July 14, 1998)
    Net revenues (1)                                $      --    $  42,583    $  73,870
                                                    =========    =========    =========
    Loss from operations before taxes (2)           $      --    $      --    $ (18,254)
    Income tax provision                                   --           --        3,283
                                                    ---------    ---------    ---------
         Loss from operations                       $      --    $      --    $ (21,537)
                                                    ---------    ---------    ---------
Specialty Chemicals (3)
    Net revenues (1)                                $      --    $     850    $  41,562
                                                    =========    =========    =========
    Loss from operations before taxes (2)           $      --    $      --    $  (1,749)
    Income tax provision                                   --           --        2,235
                                                    ---------    ---------    ---------
         Loss from operations                       $      --    $      --    $  (3,984)
                                                    ---------    ---------    ---------
         Sub-total loss from operations             $      --    $      --    $ (21,324)
                                                    ---------    ---------    ---------
Divestitures (See Note 5)
    Pre-tax gain on divestitures                    $     585    $  48,904    $  44,715
    Income tax provision                                   --           --       32,092
                                                    ---------    ---------    ---------
    Net gain on divestitures                        $     585    $  48,904    $  12,623
                                                    ---------    ---------    ---------
Total income (loss) from discontinued operations    $     585    $  48,904    $  (8,701)
                                                    =========    =========    =========

(1) Net revenues include intersegment sales of $14 and $569 for 1998 and 1997, respectively.
(2) Includes an allocation of interest expense of $(232) and $5,799 for 1998 and 1997, respectively, based on the ratio of net assets of each of the discontinued businesses to IVAX' consolidated total capital.
(3) Includes results of operations of a significant portion of the specialty chemical business through its sale during the third quarter of 1997 and the results of operations of the vacuum pump fluids business through its sale in February 1998.

(8)      INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES:

         IVAX has ownership interests of 50% in various unconsolidated affiliates. Undistributed earnings of these affiliates, as well as IVAX' equity in their earnings, were not significant in any of the periods presented in the accompanying consolidated financial statements.

         At December 31, 1999 and 1998, IVAX held marketable equity securities which it classified as available-for-sale. Based on quoted market prices, the securities are stated at fair value of $918 and $785, respectively, and are included in "Other assets" in the accompanying consolidated balance sheets. At December 31, 1999 and 1998, net unrealized gains of $86 and $959, respectively, are included in "Accumulated other comprehensive loss" in the accompanying consolidated balance sheets.

(9)      DEBT:

         Long-term debt consists of the following:

                                                                                 December 31,
                                                                             ------------------
                                                                               1999       1998
                                                                             -------    -------
6 1/2% Convertible Subordinated Notes due 2001. Interest payable semi-annually.  Convertible at the option of the holders into
   2,063 and 3,546 shares of common stock at December 31, 1999
   and 1998, respectively, at a conversion rate of $21.17 per share          $43,661    $75,066
International subsidiaries' debt                                               4,945      3,551
Other                                                                             11         49
                                                                             -------    -------
Total long-term debt                                                          48,617     78,666
Current portion of long-term debt                                                763        890
                                                                             -------    -------
Long-term debt, net of current portion                                       $47,854    $77,776
                                                                             =======    =======
10% Note from related party due January 2001. Interest payable quarterly.    $45,619    $    --
                                                                             =======    =======

         During 1997, IVAX utilized a portion of the proceeds from the sale of its intravenous products business (See Note 5, Divestitures) to pay the $270,147 then outstanding balance of its revolving credit facility. The facility was terminated in conjunction with this payment, resulting in IVAX recording an extraordinary loss of $2,137 primarily related to the write-off of deferred financing costs.

         In July 1998, IVAX' Board of Directors authorized the repurchase of $20,000 face value of its 6 1/2% Convertible Subordinated Notes. In December 1998, IVAX' Board of Directors renewed its authorization to purchase up to $20,000 face value of the Notes, which includes the amount remaining unpurchased from the July authorization. On August 11, 1999, IVAX' Board of Directors approved an increase of $15,000 of repurchases of the 6 1/2% Notes. During 1999 and 1998, IVAX repurchased a total of $31,405 and $15,959 of its 6 1/2% Convertible Subordinated Notes due November 2001. Extraordinary gains of $593 and $1,121 were recorded related to the debt repurchases during the years ended December 31, 1999 and 1998, respectively.

         On November 18, 1999, IVAX issued a $50,000 promissory note to Frost-Nevada, Limited Partnership ("FNLP"), an entity related to IVAX' Chairman and CEO. The note is due January 17, 2001 and bears interest at 10% payable quarterly. Proceeds from the note were used to purchase IVAX common stock under the share repurchase program (See Note 12, Shareholders' Equity). In conjunction with the loan, FNLP was issued a warrant to purchase 750 shares of IVAX common stock at an exercise price equal to the price paid for the repurchased shares, $12 per share. The warrant is exercisable through November 2006. The fair value of the warrant using the Black-Scholes option pricing model was $4,875 which was credited to capital in excess of par value. The note is recorded net of the remaining value of the warrant, which is being amortized to interest expense over the term of the note.

         Certain of IVAX' international subsidiaries maintain relationships with foreign banks providing short-term lines of credit in the aggregate amount of approximately $19,000 at December 31, 1999 and 1998. Short-term borrowings totaled $746 and $1,229 at December 31, 1999 and 1998, respectively, and are included as "Loans payable" in the accompanying consolidated balance sheets.

         The estimated fair values of long term notes and debt are as follows:

                                                               December 31,
                                                           ------------------
                                                            1999       1998
                                                           -------    -------
         6 1/2% Convertible Subordinated Notes due 2001    $42,569    $72,063
         10% Note                                           45,619         --
         Other                                               4,956      3,600
                                                           -------    -------
         Total                                             $93,144    $75,663
                                                           =======    =======

         Fair value of the 6 1/2% Convertible Subordinated Notes due 2001 is based on available quoted market prices. Management believes that the carrying amounts of other debt approximate the fair value.

         The stated future maturities of all long-term debt for the next five years and thereafter are approximately $763, $90,026, $629, $632, $7 and $2,179, respectively.

(10)     INCOME TAXES:

         The provision for income taxes on continuing operations consists of the following:

                                                   Year Ended December 31,
                                               ---------------------------------
                                                 1999         1998        1997
                                               --------     --------    --------
Current:
    U.S. Federal                               $  6,505     $     --    $     --
    State                                         1,439           --          --
    Puerto Rico and the U.S. Virgin Islands          81          509         679
    Foreign                                      11,735        5,915       9,293
Deferred                                         (4,910)       3,623      50,194
                                               --------     --------    --------
Total                                          $ 14,850     $ 10,047    $ 60,166
                                               ========     ========    ========

         The components of income (loss) from continuing operations before income taxes and minority interest are as follows:

                                                  Year Ended December 31,
                                           ------------------------------------
                                             1999         1998          1997
                                           ---------    ---------     ---------
United States                              $  43,339    $  29,128     $(189,427)
Puerto Rico and the U.S. Virgin Islands        6,874         (991)        4,389
Foreign                                       36,266        6,124        29,756
                                           ---------    ---------     ---------
Total                                      $  86,479    $  34,261     $(155,282)
                                           =========    =========     =========

         A reconciliation of the difference between the expected provision (benefit) for income taxes using the statutory U.S. Federal tax rate and IVAX' actual provision is as follows:

                                                         Year Ended December 31,
                                                  -------------------------------------
                                                    1999          1998          1997
                                                  ---------     ---------     ---------
Tax using statutory U.S. Federal tax rate         $  30,268     $  11,991     $ (54,349)
Effect of state income taxes                            833            --            --
Write-down of non-deductible cost in excess of
    net assets of acquired companies                     63            71         3,270
Utilization of net operating loss carryforwards     (18,900)           --            --
Establishment (reduction) of valuation
    allowance on deferred tax assets                (11,365)      (10,575)      114,660
Foreign tax rate differential                        (2,194)       (2,476)       (5,949)
Effect of Puerto Rico taxes and tollgate                 81           509           679
Puerto Rico and U.S. possessions tax incentives      (2,406)           --        (1,536)
Foreign operating losses                              5,275         3,523         3,568
Tax claims and other matters                          5,094         3,033            --
Other                                                 8,101         3,971          (177)
                                                  ---------     ---------     ---------
Total                                             $  14,850     $  10,047     $  60,166
                                                  =========     =========     =========

         During 1997, IVAX established $114,660 in valuation allowances, primarily against its domestic deferred tax assets generated from losses incurred by its domestic operations. Previously reserved net operating loss carryforwards were utilized to offset domestic taxable income and, as a result, the valuation allowance was reduced by $18,900 in 1999 and $44,975 in 1998. All of the $18,900 reduction in 1999 was used against domestic continuing operations. The $44,975 reduction in 1998 was comprised of a $10,575 decrease related to utilization against domestic continuing operations, a $28,200 decrease due to utilization against domestic discontinued operations, and a $6,200 decrease related to an adjustment to the domestic net operating loss carryforward based on adjustments made to prior tax periods. During 1999, the valuation allowance was also reduced by $11,365 in recognition of future net operating loss benefits reasonably expected to be realized in the coming year and the related deferred tax asset is included in other current assets in the accompanying consolidated balance sheets. Estimates beyond one year were not considered reliable due to the significant losses incurred in 1996 and 1997. The domestic deferred tax asset was fully reserved as of December 31, 1997 and 1998, and approximately 90 percent reserved as of December 31, 1999.

         Net foreign deferred tax assets amounted to $10,337 at December 31, 1999. Realization of the net deferred tax assets is dependent upon generating sufficient future domestic and foreign taxable income. Although realization is not assured, management believes it is more likely than not that the remaining additional net deferred tax assets will be realized based upon estimated future taxable income. Management's estimates of future taxable income are subject to revision due to, among other things, regulatory and competitive factors affecting the pharmaceutical industries in the markets in which IVAX operates.

         United States income taxes have not been provided on undistributed earnings of foreign subsidiaries, as such earnings are being retained indefinitely by such subsidiaries for reinvestment. The distribution of these earnings would first reduce the domestic valuation allowance before resulting in additional United States income taxes.

         Deferred taxes arise due to timing differences in reporting of certain income and expense items for book purposes and income tax purposes. A detail of the significant components of deferred tax assets (liabilities) included in "Other current assets," "Other assets" and "Other long-term liabilities," in the accompanying consolidated balance sheets is as follows:

                                                               December 31,
                                                         ---------------------
                                                           1999         1998
                                                         --------     --------
Accounts receivable allowances                           $ 26,698     $ 13,710
Reserves and accruals                                      18,939       22,411
Differences in capitalization of inventory costs              347          321
Other                                                         217         (337)
Valuation allowance                                       (33,952)     (34,851)
                                                         --------     --------
    Amount included in "Other current assets"              12,249        1,254
                                                         --------     --------
Basis differences on fixed assets                           9,240        9,085
Depreciation differences on fixed assets                    3,640        3,731
Recognition of revenue                                     (1,137)        (708)
Carrying value of long-term assets                             18        8,266
Other                                                        (288)       1,991
Tax credits                                                10,960       10,946
Net operating losses                                       39,977       55,776
Valuation allowance                                       (52,957)     (73,407)
                                                         --------     --------
    Amount included in "Other assets"                       9,453       15,680
                                                         --------     --------
Other                                                      (2,286)      (2,314)
                                                         --------     --------
    Amount included in "Other long-term liabilities"       (2,286)      (2,314)
                                                         --------     --------
    Net deferred tax asset                               $ 19,416     $ 14,620
                                                         ========     ========

         Income from Zenith Laboratories, Inc.'s ("Zenith") Puerto Rico manufacturing operations is subject to certain tax exemptions under the terms of a grant from the Puerto Rico government which will expire in 2017. The grant reduced tax expense by approximately $747, $0 and $575 for the years ended December 31, 1999, 1998 and 1997, respectively. Under the terms of the grant, Zenith is required to maintain certain employment levels.

         IVAX has historically received a United States tax credit under Section 936 of the Internal Revenue Code for certain income generated by its Puerto Rico and Virgin Islands operations. For 1999, 1998 and 1997, this credit was approximately $2,406, $0 and $1,536, respectively, and completely offset the entire United States tax liability of such operations. In 1996, Congress repealed the Section 936 tax credit and it will be phased out over 4 years beginning in 2002. Under the current tax law, no tax credit will be available after December 31, 2005.

         At December 31, 1999, IVAX has a U.S. net operating loss carryforward of $105,203, which is comprised of:

              Begin to Expire               Amount
              ---------------             ---------
                   2003                   $  25,650
                   2012                      79,553
                                          ---------
                  Total                   $ 105,203
                                          =========

         Of this amount, $25,650 represents limited net operating loss carryover which can be used only at an annual rate of $3,028.

         A portion of the net operating loss carryforwards, $21,120, relate to the exercise of certain stock options, and, as a result, the future benefits of $7,390 which will be recognized from the reduction of the valuation allowances related to these net operating loss carryforwards will increase paid in capital. This increase will be recorded once the domestic valuation allowance has been fully utilized.

         At December 31, 1999, IVAX had consolidated tax credit carryforwards of $10,960. The tax credits are comprised of foreign tax credits of $1,496, which begin to expire in 2000, $1,131 of research and development credits, which begin to expire in 2008, and $8,333 of minimum tax credits, which never expire.

         Minority interest included in the accompanying consolidated statements of operations is net of a provision for income taxes of ($2,049), $996, and $2,228 for the years ended December 31, 1999, 1998 and 1997, respectively.

(11)     401(k) PLANS:

         IVAX' employees within the United States and the Virgin Islands are eligible to participate in a 401(k) retirement plan and Puerto Rico employees are eligible to participate in a 165(e) plan, which permit pre-tax employee payroll contributions (subject to certain limitations) and discretionary employer matching contributions. Total matching contributions (including those of discontinued operations) for the years ended December 31, 1999, 1998 and 1997 were $816, $627 and $2,025, respectively.

(12)      SHAREHOLDERS' EQUITY:

         Stock Split - On January 14, 2000, IVAX' Board of Directors approved a 3-for-2 stock split effective February 22, 2000, in the form of a stock dividend for shareholders of record February 1, 2000. All weighted average share, outstanding share, per share earnings and price and stock plan data contained in the accompanying financial statements have been retroactively restated to give effect to the stock split. To reflect the split, common stock was increased and capital in excess of par value was decreased by $5,075.

         Stock Option Plans - IVAX administers and has stock options outstanding under IVAX' 1997 Employee Stock Option Plan ("1997 Plan"), IVAX' 1994 Stock Option Plan ("1994 Plan"), IVAX' 1985 Stock Option Plan ("1985 Plan"), and certain stock option plans assumed in business acquisitions. The options outstanding under the plans assumed in the business acquisitions were converted into options to acquire IVAX common stock using the applicable exchange ratios. No additional stock options may be issued under the 1985 Plan or the plans assumed in the business acquisitions.

         The 1997 Plan permits the issuance of options to employees and consultants to purchase up to 6,000 shares of IVAX common stock. On February 26, 1999, IVAX' Board of Directors approved an increase to 12,000 shares of IVAX common stock that may be issued under the 1997 Plan. The 1994 Plan permits the issuance of options to employees, non-employee directors and consultants to purchase up to 10,500 shares of IVAX common stock. Both plans provide that the exercise price of the issued options shall be no less than the fair market value of the common stock on the date of grant and that the option terms shall not exceed ten years.

         The following table presents additional information concerning the activity in the stock option plans (number of shares in thousands):

                                         1999                       1998                       1997
                               -------------------------  -------------------------  -------------------------
                                            Weighted                   Weighted                   Weighted
                                 Number      Average        Number      Average        Number      Average
                               of Shares  Exercise Price  of Shares  Exercise Price  of Shares  Exercise Price
                               ---------  --------------  ---------  --------------  ---------  --------------
Balance at beginning of year    13,445       $  9.50       15,086       $ 13.25       15,153        $ 15.00
   Granted                         894          9.53        8,046          5.83        3,731           7.11
   Exercised                    (1,895)         6.45         (597)         4.96          (63)          2.39
   Terminated                   (2,652)        12.00       (9,090)        12.77       (3,735)         14.41
                                ------                     ------                     ------
Balance at end of year           9,792          9.14       13,445          9.50       15,086          13.25
                                ======                     ======                     ======
Exercisable at December 31,      5,326       $ 10.83        7,395       $ 11.62        9,330        $ 13.75

         The following table summarizes information about fixed stock options outstanding at December 31, 1999 (number of shares in thousands):

                                 Options Outstanding                         Options Exercisable
                   -------------------------------------------------    -----------------------------
                      Number      Weighted Average     Weighted            Number        Weighted
   Range of        Outstanding       Remaining          Average         Exercisable       Average
Exercise Prices    at 12/31/99    Contractual Life    Exercise Price    at 12/31/99    Exercise Price
---------------    -----------    ----------------    --------------    -----------    --------------
  0.00 -  2.43            1             2.6             $  2.38                1          $  2.38
  2.44 -  4.85          252             4.5                4.57              139             4.56
  4.86 -  7.28        5,494             4.9                5.98            2,279             5.84
  7.29 -  9.70          890             5.5                8.55              248             8.27
  9.71 - 12.13          502             5.5               10.76              142            11.15
 12.14 - 14.55        1,456             1.1               13.86            1,441            13.86
 14.56 - 16.98          210             2.6               16.10              210            16.10
 16.99 - 19.40          764             3.1               18.06              645            18.11
 19.41 - 21.83           23             1.9               20.89               21            20.94
 21.84 - 24.25          200             1.1               23.25              200            23.25
                   -----------                                          -----------
                      9,792             4.1                9.14            5,326            10.83
                   ===========                                          ===========

         In December 1997, IVAX instituted a stock option exchange program in which it offered holders of certain outstanding out-of-the-money (exercise price in excess of then market prices) stock options, excluding executive officers and directors of IVAX, the right to exchange such options for the same or a lesser number of new options with a lower exercise price and, in some cases, a modified vesting schedule and term. As a result of the exchange program, on January 23, 1998, approximately 4,500 stock options with exercise prices ranging from $6.59 to $23.25 were exchanged for approximately 3,150 stock options with an exercise price of $5.55.

         IVAX' pro forma net income (loss), pro forma net income (loss) per common share and pro forma weighted average fair value of options granted, with related assumptions, assuming IVAX had adopted the fair value method of accounting for all stock-based compensation arrangements consistent with the provisions of SFAS No. 123, using the Black-Scholes option pricing model for all options granted after January 1, 1995, are indicated below:

                                                                     Year Ended December 31,
                                                            -----------------------------------------
                                                               1999           1998            1997
                                                            ----------     ----------      ----------
Net income (loss) as reported                               $   70,722     $   71,594      $ (233,254)
Pro forma net income (loss)                                     66,298         65,973        (241,452)
Basic EPS as reported                                             0.44           0.40           (1.28)
Pro forma basic EPS                                               0.41           0.37           (1.33)
Diluted EPS as reported                                           0.43           0.40           (1.28)
Pro forma diluted EPS                                             0.40           0.37           (1.32)
Pro forma weighted average fair value of options granted    $     4.05     $     1.53      $     4.80
Expected life (years)                                             4.1            4.6             4.8
Risk-free interest rate                                     4.57%-6.08%    4.37%-5.65%     5.51%-6.75%
Expected volatility                                                 27%            27%             28%
Dividend yield                                                       0%             0%              0%

         As the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. In addition, valuations are based on highly subjective assumptions about the future, including stock price, volatility and exercise patterns.

         Employee Stock Purchase Program - On June 17, 1999, the IVAX Corporation 1999 Employee Stock Purchase Plan ("ESPP") was approved at the Annual Meeting of Shareholders. IVAX' Board of Directors also approved the purchase of common stock in the open market, as needed, for the ESPP. The maximum number of shares available for sale under the ESPP is 4,200 subject to future increases as stated in the plan. The ESPP became effective January 1, 2000 for employees based in the United States and Puerto Rico and allows them to purchase IVAX common stock at 85% of the fair market value on the enrollment date or exercise date, whichever is lower. The maximum amount of stock an employee may purchase in a year is $25 and subsequent resale is restricted as stated in the plan.

         Share Repurchase Program - In December 1997, IVAX' Board of Directors approved a share repurchase program authorizing IVAX to repurchase up to 7,500 shares of IVAX common stock. In December 1998, IVAX' Board of Directors approved an increase of 11,250 shares to a total of 18,750 shares of IVAX common stock that may be repurchased. In April, June and November 1999, IVAX' Board of Directors approved increases of 7,500, 2,250, and 7,500 shares, respectively in the share repurchase program. Cumulatively through December 31, 1999, IVAX repurchased 32,897 shares of common stock at a total cost, including commissions, of $287,329. Under Florida law, repurchased shares constitute authorized but unissued shares.

         Put Options- During the second quarter of 1999, IVAX issued 2,250 free-standing put options for IVAX common stock in connection with its share repurchase program, as approved by the Board of Directors. These put options bear strike prices ranging from $8.96 to $9.00 and will mature between March 2000 and June 2000, and generated premiums totaling $2,079 which were credited to "Capital in excess of par value" in the accompanying consolidated balance sheet. In the event the put options are exercised, IVAX may elect to settle by one of three methods: physical settlement by payment in exchange for IVAX shares, net cash settlement or net share settlement. The maximum potential repurchase obligation of $20,188 for physical settlement has been reclassified from "Capital in excess of par value" into a temporary equity account - "Put options" in the accompanying consolidated balance sheet at December 31, 1999. In the event the put options expire unexercised, the obligation associated with these instruments will be extinguished and the amount reclassified into "Capital in excess of par value". At December 31, 1999, the market value of IVAX' common stock exceeded the strike prices of the put options.

         Diagnostics Stock Option Plan - Effective June 29, 1999, the Board of Directors of IVAX Diagnostics, Inc., a wholly owned subsidiary of IVAX, approved the IVAX Diagnostics, Inc. 1999 Stock Option Plan. The plan permits the issuance of options to employees, non-employee directors and consultants of IVAX Diagnostics to purchase up to 1,460 shares of the 14,600 authorized shares of IVAX Diagnostics Inc. On June 29, 1999, non-qualified options of 796 shares of common stock were granted with an exercise price of $1 per share, a vesting schedule of 50% at the end of year 2 and 25% at the end of years 3 and 4 and an expiration date of June 28, 2006.

         Convertible Debt - In August 1999, IVAX' Board of Directors approved the repurchase of an additional $15,000 face value of 6 1/2% Convertible Subordinated Notes due November 2001. At December 31, 1999 and 1998, IVAX had outstanding $43,661 and $75,066, respectively of these Notes (See Note 9, Debt). The Notes are convertible at the option of the holders into 2,063 and 3,546, respectively, of IVAX common stock at a conversion rate of $21.17 per share.

         Dividends - IVAX did not pay dividends during the years ended December 31, 1999, 1998 and 1997.

(13)     BUSINESS SEGMENT INFORMATION:

         IVAX is a holding company with subsidiaries that operate in the pharmaceutical business and are engaged in the research, development, manufacture, marketing and sale of pharmaceutical products. Pharmaceutical products include prescription drugs and over-the-counter products (See Note 5, Divestitures, and Note 7, Discontinued Operations for information regarding operations that have been sold). Ivax reviews financial information, allocates resources and manages its business by major operating subsidiary. However, IVAX' pharmaceutical subsidiaries utilize similar production processes, and sell similar types of products to similar types of customers under similar regulatory environments using similar methods of distribution. IVAX also expects these subsidiaries to have similar long-term financial performance. Since these pharmaceutical subsidiaries meet the aggregation criteria under paragraph 17 of Statement of Financial Accounting No. 131, Disclosures about Segments of an Enterprise and Related Information, the pharmaceutical operating subsidiaries are aggregated into one reportable segment, pharmaceutical, and all other subsidiaries are reported in Corporate and Other.

         To provide additional information, IVAX has disaggregated its pharmaceutical segment results into the geographic regions in which the subsidiaries are located. The North America region contains IVAX subsidiaries in the United States and Canada. The Europe region contains subsidiaries located in Europe. Latin America consists of subsidiaries in South America. Corporate and Other includes the diagnostic subsidiaries, animal health subsidiary and subsidiaries located in other geographic regions as well as corporate activities and elimination of intercompany transactions.

         The information provided is based on internal reports and was developed and utilized by management for the sole purpose of tracking trends and changes in the results of the regions. The information, including the allocations of expense and overhead, were calculated based on a management approach and may not reflect the actual economic costs, contributions or results of operations of the regions as stand alone businesses. If a different basis of presentation or allocation were utilized, the relative contributions of the regions might differ but the relative trends would, in management's view, likely not be materially impacted.

         The table below sets forth net revenue and profits in the regional presentation.

                                                           North                       Latin       Corporate      Total
1999                                                      America       Europe        America       & Other        IVAX
--------------------------------------------------------------------------------------------------------------------------
External net sales                                       $ 247,344     $ 290,743     $  31,469     $  34,850     $ 604,406
Intercompany sales                                             461         8,332            --        (8,793)           --
Other revenue                                               26,761        23,570         1,512            20        51,863
                                                         ---------     ---------     ---------     ---------     ---------
Net revenue                                                274,566       322,645        32,981        26,077       656,269
                                                         ---------     ---------     ---------     ---------     ---------
Asset impairment and restructuring cost                     (1,289)          677            --            --          (612)

Income (loss) from operations                               45,745        39,483         2,342       (21,190)       66,380

Interest income                                                 95           931             4         5,112         6,142
Interest expense                                                53          (188)          (84)       (5,337)       (5,556)
Other income/expense                                        26,886        (5,157)         (735)       (1,927)       19,067
Equity earnings of affiliate                                    --            --            --           446           446
Tax provision (benefit)                                      9,129        19,679         1,067       (15,025)       14,850

Income from continuing operations before
     minority interest and extraordinary items              63,650        15,390           460        (7,871)       71,629

1998
--------------------------------------------------------------------------------------------------------------------------
External net sales                                       $ 239,393     $ 272,479     $  33,547     $  36,417     $ 581,836
Intercompany sales                                             701        12,414            --       (13,115)           --
Other revenue                                               18,956        23,559         1,221             1        43,737
                                                         ---------     ---------     ---------     ---------     ---------
Net revenue                                                259,050       308,452        34,768        23,303       625,573
                                                         ---------     ---------     ---------     ---------     ---------
Asset impairment and restructuring cost                       (875)       13,150            --           (53)       12,222

Income (loss) from operations                                8,892         5,506         1,329       (19,358)       (3,631)

Interest income                                                 47         1,612             3        10,310        11,972
Interest expense                                               (63)         (368)         (316)       (6,110)       (6,857)
Other income/expense                                        14,530          (608)          478        16,746        31,146
Equity earnings of affiliate                                    --            --            --         1,631         1,631
Tax provision (benefit)                                     10,553         9,437           754       (10,697)       10,047

Income from continuing operations before
     minority interest and extraordinary items              12,853        (3,295)          740        13,916        24,214

1997
--------------------------------------------------------------------------------------------------------------------------
External net sales                                       $ 196,550     $ 321,674     $  32,327     $  32,193     $ 582,744
Intercompany sales                                           2,783        19,258            --       (22,041)           --
Other revenue                                                1,469         9,026         2,247        (1,200)       11,542
                                                         ---------     ---------     ---------     ---------     ---------
Net revenue                                                200,802       349,958        34,574         8,952       594,286
                                                         ---------     ---------     ---------     ---------     ---------
Asset impairment and restructuring cost                     33,135           949           227         3,777        38,088

Income (loss) from operations                             (190,382)       37,490        (1,495)      (45,314)     (199,701)

Interest income                                                (10)          993             5         4,750         5,738
Interest expense                                              (679)       (2,035)         (527)      (11,444)      (14,685)
Other income/expense                                        23,558         5,418            75        23,138        52,189
Equity earnings of affiliate                                    --           (16)           --         1,193         1,177
Tax provision (benefit)                                    (52,338)       10,597           (30)      101,937/1/     60,166

Income from continuing operations before
     minority interest and extraordinary items            (115,175)       31,253        (1,912)     (129,614)     (215,448)

----------------
/1/ During 1997, IVAX established $114,660 in valuation allowances, primarily against its domestic deferred tax assets generated from losses incurred by its domestic operations.

         The following table reconciles long-lived assets by geographic region to the consolidated total:

                 North                       Latin       Corporate        Total
Year            America        Europe       America       & Other         IVAX
--------------------------------------------------------------------------------
1999            $ 54,491      $207,188      $  7,413      $ 21,200      $290,292
1998              57,793       184,174         7,977        25,601       275,545
1997              66,972       152,307         7,546        28,996       255,821

         The following table shows capital expenditures and depreciation/amortization by region:

Region                    Capital Expenditures                 Depreciation/Amortization
------             ---------------------------------      ---------------------------------
                    1999         1998         1997         1999         1998         1997
                   -------      -------      -------      -------      -------      -------
North America      $ 6,386      $ 5,006      $ 3,691      $ 8,005      $10,168      $12,839
Europe              33,588       58,299       40,610       16,446       20,634       21,701
Latin America          539          463          294        1,133          987          864

         IVAX sells products in a large number of countries; however, only two countries, the United States and the United Kingdom, have net revenues that are material to consolidated net revenue. Additionally, IVAX has material amounts of long-lived assets in only those two countries. The following table summarizes net revenues based on the location of the third party customer and long-lived assets based on the country of physical location:

                              United       United
GEOGRAPHIC AREAS:             States       Kingdom        Other         Total
                             --------------------------------------------------
Net revenues         1999    $303,420      $229,761      $123,088      $656,269
                     1998     279,532       203,863       142,178       625,573
                     1997     199,208       217,489       177,589       594,286

Long-lived assets    1999      75,569       158,544        56,179       290,292
                     1998      83,007       149,569        42,969       275,545
                     1997      84,704       125,040        46,077       255,821

NET REVENUES BY PRODUCT TYPE:

                                                   Net Revenues
                                       ------------------------------------
                                         1999          1998          1997
                                       --------      --------      --------
Proprietary & Branded                  $219,788      $246,212      $305,951
Generic                                 387,347       318,555       199,960
Other                                    49,134        60,806        88,375
                                       --------      --------      --------
Total                                  $656,269      $625,573      $594,286
                                       ========      ========      ========

         No single customer accounted for 10% or more of IVAX' consolidated net revenues for any of the three years ended December 31, 1999. Other revenues included in net revenues in the accompanying consolidated statements of operations consist of license fees, royalties, and development service fees. Other revenues include $19,402 and $18,000 during 1999 and 1998, respectively, from the settlement of patent litigation with Abbott Laboratories discussed in
Note 14, Commitments and Contingencies.

         In November 1999, IVAX entered into a three-year product collaboration and development services agreement with Bristol-Myers Squibb Company ("BMS") in the areas of inhalation technology and oncology. With respect to inhalation technology, the agreement calls for IVAX and BMS to collaborate to develop one or more of BMS' proprietary molecules using IVAX' patented devices, which BMS would purchase from IVAX. BMS would retain the worldwide rights to market respiratory products containing its compounds. On the oncology side, BMS' Taxol(R) (paclitaxel) is the leading anti-cancer drug in the world, with 1999 sales estimated to reach approximately $1.5 billion. However, Taxol(R) is an injectable product and is not orally available. As part of the agreement, BMS was granted an option to negotiate, for six months, a license to IVAX' patented system for making paclitaxel orally available. IVAX received $5,000 under the agreement during 1999.

         Long-lived assets exclude the long-term net deferred tax asset included in "Other assets" on the accompanying consolidated balance sheets.

(14)     COMMITMENTS AND CONTINGENCIES:

         Leases - IVAX leases office, plant and warehouse facilities and automobiles under noncancellable operating leases. Motor vehicles, production equipment and certain manufacturing facilities are also leased under capital leases. Rent expense for the three years ended December 31, 1999 totaled approximately $5,626, $5,226 and $5,022, respectively. The future minimum lease payments under noncancellable capital leases and their related assets recorded at December 31, 1999 and 1998 were not material. The future minimum lease payments under noncancellable operating leases with initial or remaining terms of one year or more at December 31, 1999, were as follows:

                                                     Operating
                                                       Leases
                                                    ------------
                  2000                              $      4,333
                  2001                                     2,767
                  2002                                     1,657
                  2003                                       846
                  2004                                       842
                  Thereafter                                 305
                                                    ------------
                  Total minimum lease payments      $     10,750
                                                    ============

         Legal Proceedings - In April 1995, Zenith received approvals from the FDA to manufacture and market the antibiotic cefaclor in capsule and oral suspension formulations. Cefaclor is the generic equivalent of Ceclor(R), a product of Eli Lilly and Company ("Lilly"). On April 27, 1995, Lilly filed a lawsuit against Zenith and others in federal court alleging that Zenith's cefaclor raw material supplier, a third party unaffiliated with IVAX, manufactured cefaclor raw material in a manner which infringed two process patents owned by Lilly, and that Zenith and the other defendants knowingly and willfully infringed and induced the supplier to infringe the patents by importing the raw material into the United States. The lawsuit seeks to enjoin Zenith and the other defendants from infringing or inducing the infringement of the patents and from making, using or selling any product incorporating the raw material provided by such supplier, and seeks an unspecified amount of monetary damages and the destruction of all cefaclor raw material manufactured by the supplier and imported into the United States. In August 1995, the Court denied Lilly's motion for preliminary injunction which sought to prevent Zenith from selling cefaclor until the merits of Lilly's allegations could be determined at trial. On May 10, 1996, the United States Court of Appeals for the Federal Circuit affirmed the district court's denial of Lilly's motion for preliminary injunction. On February 28, 1997, Lilly filed an amended complaint alleging the infringement of an additional patent and also filed a motion to add to the lawsuit additional defendants who are not affiliated with IVAX or Zenith. Lilly subsequently filed a second amended complaint but did not revise its allegations regarding Zenith. Zenith has filed a motion for partial summary judgment and has asserted a counterclaim, which remain pending. Zenith ceased selling cefaclor in January 1997, when it announced a recall in the United States of cefaclor as a result of the recall by Zenith's supplier of raw material used to manufacture the product.

         On April 18, 1997, Lilly initiated another federal court action involving cefaclor against various defendants, including Zenith. With respect to Zenith, the complaint asserts claims for violation of the Lanham Act, unfair competition under New Jersey State law, common law unfair competition and unjust enrichment. Also named as defendants are Roussel Corporation, Roussel UCLAF Holdings Corporation, Roussel UCLAF S.A., Hoechst Marion Roussel North America, and Biochimica Opos S.p.A. (collectively, the "Roussel Defendants"), The Rugby Group, Inc., and Rugby Laboratories, Inc. (collectively, "Rugby"), and American Home Products Corporation and American Cyanamid Company (collectively, the "American Home Defendants"). The claims asserted against the American Home Defendants and Rugby are essentially the same as those asserted against Zenith. All of the asserted claims arise out of what Lilly contends were fraudulent misrepresentations to Lilly and the Food and Drug Administration ("FDA") by Biochimica Opos S.p.A. ("Opos"), Zenith's supplier of cefaclor raw material, regarding the methods utilized by Opos to manufacture bulk cefaclor and the location of the manufacturing facility of such cefaclor. According to Lilly, through these alleged misrepresentations, Opos fraudulently obtained approval from the FDA to market bulk cefaclor in the United States. The claims asserted against Zenith are predicated on Zenith's sale in the United States of retail dosage units of cefaclor manufactured using Opos' bulk cefaclor. Lilly alleges that Zenith, in marketing and selling retail dosage units of cefaclor manufactured from Opos' bulk cefaclor, used false and misleading descriptions and representations regarding Zenith's cefaclor product. The relief sought by Lilly against Zenith, jointly and severally with the American Home Defendants and Rugby, is an accounting to Lilly for any and all profits derived by Zenith from the sale of cefaclor and an award of damages to Lilly, in an unspecified amount, allegedly sustained by Lilly as a result of Zenith's alleged acts of misrepresentation and unfair competition. Lilly further seeks an award of treble damages and litigation costs, including attorneys' fees and interest. Under its unjust enrichment claim, Lilly seeks restitution in an unspecified amount against Zenith, jointly and severally with the other defendants. In June 1997, Zenith filed a motion to dismiss the action, which was granted in June 1998. Plaintiffs filed an amended complaint and, in November 1998, Zenith filed another motion to dismiss which remains pending.

         In November 1996, individuals purporting to be shareholders of IVAX filed a class action complaint against IVAX and certain of its current and former officers or directors in federal court which consolidated, amended and supplemented a number of similar complaints filed earlier in 1996. The plaintiffs seek to act as representatives of a class consisting of all purchasers of IVAX common stock between July 31, 1995 and June 27, 1996. The consolidated amended complaint alleges violations of federal securities laws and also asserts a claim for negligent misrepresentation. The complaint generally alleges that IVAX made untrue statements of material fact and omitted to state material facts necessary to make statements made not misleading in its public disclosure documents and in communications to the public regarding its operations and financial results and that its financial statements were not prepared in accordance with generally accepted accounting principles. These allegations are centered around claims that IVAX failed to disclose that product sales were subject to shelf stock adjustments and failed to establish reserves for such adjustments. On August 18, 1998, the court dismissed the action without prejudice and, on September 30, 1998, plaintiffs filed an amended complaint. On November 9, 1998, IVAX filed a motion to dismiss the amended complaint, which was granted on July 1, 1999. Plaintiffs have filed a notice of appeal.

         In 1997, two class action complaints were filed in federal court by individuals purporting to be shareholders of IVAX Corporation against IVAX, its chairman and its former chief financial officer. The two actions were subsequently consolidated, and the plaintiffs in the consolidated action seek to act as representatives of a class consisting of all persons who purchased IVAX common stock and/or call options during the period from August 2, 1996 through November 11, 1996, inclusive. The complaint alleges claims for violation of
Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 and for negligent misrepresentation. The complaint alleges, among other things, that during the class period defendants made untrue statements of material fact and omitted to state material facts necessary to make statements made not misleading in its statements to the public, including in a September 30, 1996 press release regarding IVAX' forecasted earnings for the third quarter of 1996. The complaint seeks unspecified compensatory damages, interest, attorneys' fees, costs of suit and unspecified other and further relief from the court. On March 30, 1998, the court dismissed the complaint with prejudice. An appeal was filed on May 19, 1998 and on July 27, 1999, the district court's opinion was affirmed. Plaintiffs have filed a motion for rehearing, which remains pending.

         In December 1998, Louisiana Wholesale Drug Co. filed an action purporting to be a class action in the United States District Court for the Southern District of Florida against Abbott Laboratories, Geneva Pharmaceuticals and Zenith, alleging a violation of Section 1 of the Sherman Antitrust Act. Plaintiffs purport to represent a class consisting of customers who purchased a certain proprietary drug directly from Abbott during the period beginning on October 29, 1998. Plaintiffs allege that, by settling patent-related litigation against Abbott in exchange for quarterly payments, the defendants engaged in an unlawful restraint of trade. The complaint seeks unspecified treble damages and injunctive relief. Nine additional class action lawsuits containing allegations similar to those in the Louisiana Wholesale suit were filed in various jurisdictions between July 1999 and January 2000. Zenith Goldline has filed a potentially dispositive motion in the Louisiana Wholesale case raising defenses that would also be applicable to the other pending cases. All cases are in the early stages of litigation, and any prediction as to their eventual outcomes would be premature. On March 13, 2000 the Federal Trade Commission ("FTC") announced that it had issued complaints against, and negotiated consent decrees with, Abbott Laboratories and Geneva Pharmaceuticals arising out of an investigation of the same settlements that are being challenged in these lawsuits. The FTC took no action against Zenith Goldline. The FTC determinations are subject to a thirty-day public comment period, after which they will be final.

         Zenith has been named in a number of individual and class action lawsuits in both state and federal courts involving the diet drug combination of fenfluramine and phentermine, commonly known as "fen-phen". Generally, these lawsuits seek damages for personal injury, wrongful death and loss of consortium, as well as punitive damages, under a variety of liability theories including strict product liability, breach of warranty and negligence. Zenith did not manufacture either fenfluramine or phentermine, but did distribute the generic version of phentermine manufactured by Eon Labs Manufacturing, Inc. ("Eon") and Camall Company. Although Zenith had a very small market share, to date Zenith has been named in approximately 4,482 cases and has been dismissed from approximately 763 cases, with an additional 1,127 dismissals pending. Zenith intends to vigorously defend all of the lawsuits, and while management believes that its defense will succeed, as with any litigation, there can be no assurance of this. Currently Zenith is being defended and indemnified by Eon. In the event that Eon discontinues providing this defense and indemnity, Zenith has its own product liability insurance. While Zenith's insurance carriers have issued reservations of rights, Zenith believes that it has adequate coverage. Although it is impossible to predict with certainty the outcome of litigation, in the opinion of management, this litigation will not have a material adverse impact on the financial condition or results of operation of IVAX.

         IVAX intends to vigorously defend each of the foregoing lawsuits, but their respective outcomes cannot be predicted. Any of such lawsuits, if determined adversely to IVAX, could have a material adverse effect on IVAX' financial position and results of operations. IVAX' ultimate liability with respect to any of the foregoing proceedings is not presently determinable.

         In February 1993, Smith & Nephew, Inc., a Delaware corporation, filed an action against IVAX and Solopak, Inc., a Delaware corporation, in Illinois state court. On June 17, 1999, the parties entered into a settlement agreement pursuant to which the lawsuit was dismissed with prejudice on August 11, 1999.

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

(15)     QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

         The following tables summarize selected quarterly data of IVAX for the years ended December 31, 1999 and 1998:

                                             First          Second          Third         Fourth           Full
                                            Quarter         Quarter        Quarter        Quarter          Year
                                           ---------       ---------      ---------      ---------      -----------
1999
----
Net revenues (1)                           $ 147,616       $ 154,309      $ 163,310      $ 191,034   $      656,269
Gross profit (1)                              61,778          67,647         72,798         84,911          287,134
Income from continuing operations (2)          9,717          13,120         16,929         29,778           69,544
Income from discontinued operations              290             290              5             --              585
Net income                                    10,040          13,495         17,409         29,778           70,722
Basic earnings per common share:
     Continuing operations                      0.06            0.08           0.10           0.19             0.43
     Extraordinary item                           --              --           0.01             --             0.01
     Net earnings                               0.06            0.08           0.11           0.19             0.44
Diluted earnings per common share:
   Continuing operations                        0.06            0.08           0.10           0.18             0.42
   Extraordinary item                             --              --           0.01             --             0.01
   Net earnings                                 0.06            0.08           0.11           0.18             0.43

1998
----
Net revenues (1)                           $ 145,195       $ 149,526      $ 157,945      $ 172,907   $      625,573
Gross profit (1)                              48,769          55,061         60,319         64,672          228,821
Income (loss) from continuing
   operations (3)                             (3,661)          3,577          7,488         17,213           24,617
Income from discontinued operations               --              --         40,733          8,171           48,904
Net income (loss) (4)                         (6,709)          3,577         48,536         26,190           71,594
Basic and diluted earnings (loss)
   per common share:
     Continuing operations                     (0.02)           0.02           0.04           0.10             0.14
     Discontinued operations                      --              --           0.23           0.04             0.27
     Extraordinary item                           --              --             --           0.01             0.01
     Net earnings (loss) (4)                   (0.04)           0.02           0.27           0.15             0.40

(1)      Amounts have been restated to conform to current period's presentation.
(2) The third and fourth quarters of 1999 include restructuring costs of $586 and a reversal of previously recorded restructuring reserves of $1,198, respectively.
(3) The first, third, and fourth quarters of 1998 include restructuring costs and asset write-downs of $696, $12,865, and ($1,339), respectively.
(4) The first quarter of 1998 was restated in the third quarter to reflect the adoption of SOP 98-5, Reporting on the Cost of Start-Up Activities, which resulted in a $3,048 loss from the cumulative effect of a change in accounting principle.

(16)     SUBSEQUENT EVENTS:

         On February 9, 2000, IVAX called for redemption the remaining balance of $43,661 of the 6 1/2% Convertible Subordinated Notes. On March 10, 2000, IVAX redeemed $273 of the 6 1/2% Notes in cash and the remainder by issuance of 2,032 shares of common stock.

         In March 2000, individuals purporting to be shareholders of IVAX filed a class action complaint against IVAX and certain of its current and former officers and directors in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida. The plaintiff seeks to act as the representative of a class consisting of all purchasers of IVAX common stock between December 19, 1997 and the date of class certification. The complaint generally alleges that IVAX' adoption of a shareholder rights plan containing a provision that would limit the ability of certain members who might be added to the Board of Directors following a change of control to approve a decision to redeem the rights, which is commonly known as a "dead hand" provision, is a violation of the Florida Business Corporation Act and IVAX' articles of incorporation and by-laws. Plaintiffs seek an injunction invalidating this provision, as well as damages in an unspecified amount which, in the opinion of management, would not be material.

                                 EXHIBITS INDEX

  EXHIBIT              DESCRIPTION
  -------              -----------
   23.1                Consent of Arthur Andersen LLP.