Form 10-Q
period 2000-09-30
IVAX CORP /DE
filed 2000-11-07
CIK 772197

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                         Commission File Number 1-09623

                                IVAX CORPORATION

                Florida                                   16-1003559
    -------------------------------                  ---------------------
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                    Identification No.)


         4400 Biscayne Boulevard, Miami, Florida              33137
      ------------------------------------------------------------------
         (Address of principal executive offices)          (Zip Code)

                                 (305) 575-6000
                           --------------------------
              (Registrant's telephone number, including area code)

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

159,409,011 shares of Common Stock, $.10 par value, outstanding as of October 31, 2000.

                                IVAX CORPORATION

                                      INDEX

PART I - FINANCIAL INFORMATION                                                               PAGE NO.
                                                                                             --------
     Item 1 - Financial Statements

              Consolidated Balance Sheets as of September 30, 2000
              and December 31, 1999                                                             2

              Consolidated Statements of Operations
              for the three months and nine months ended September 30, 2000 and 1999            3

              Consolidated Statements of Cash Flows
              for the nine months ended September 30, 2000 and 1999                             4

              Notes to Consolidated Financial Statements                                        5

     Item 2 - Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                            14

     Item 3 - Quantitative and Qualitative Disclosures about Market Risk                       20


PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings                                                                21

     Item 6 - Exhibits and Reports on Form 8-K                                                 22

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                        IVAX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                 September 30,  December 31,
                                                                     2000           1999
                                                                   ---------     ---------
                                                                  (Unaudited)
                                 ASSETS
Current assets:
    Cash and cash equivalents                                      $ 262,770     $  41,408
    Accounts receivable, net of allowance for doubtful
         accounts of $20,950  ($22,058 in 1999)                      108,197       110,472
    Inventories                                                      180,747       146,624
    Other current assets                                              45,994        36,265
                                                                   ---------     ---------
        Total current assets                                         597,708       334,769

Property, plant and equipment, net                                   233,330       226,198
Intangible assets, net                                               120,417        55,745
Other assets                                                          42,386        17,802
                                                                   ---------     ---------
        Total assets                                               $ 993,841     $ 634,514
                                                                   =========     =========

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Loans payable                                                  $     391     $     746
    Current portion of long-term debt                                    704           763
    Accounts payable                                                  42,463        48,675
    Accrued income taxes payable                                      10,918        13,058
    Accrued expenses and other current liabilities                   137,860       147,154
                                                                   ---------     ---------
        Total current liabilities                                    192,336       210,396

Long-term debt, net of current portion                               254,025        47,854
Note payable - related party, net                                       --          45,619
Other long-term liabilities                                           13,291         8,672
Minority interest                                                      5,212         9,414
Put options                                                           27,687        20,188

Shareholders' equity:
    Common stock, $.10 par value, authorized 350,000 shares,
        issued and outstanding 159,447 shares (152,235 in 1999)       15,945        15,224
    Capital in excess of par value                                   388,528       232,318
    Retained earnings                                                158,398        71,689
    Accumulated other comprehensive loss                             (61,581)      (26,860)
                                                                   ---------     ---------
        Total shareholders' equity                                   501,290       292,371
                                                                   ---------     ---------
        Total liabilities and shareholders' equity                 $ 993,841     $ 634,514
                                                                   =========     =========

         The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                        IVAX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

Period Ended September 30 ,                              Three Months                Nine Months
(In thousands, except per share data)                 2000          1999          2000          1999
                                                    ---------     ---------     ---------     ---------
NET REVENUES                                        $ 182,394     $ 163,310     $ 548,937     $ 465,235

COST OF SALES                                          91,888        90,512       277,759       263,012
                                                    ---------     ---------     ---------     ---------
    Gross profit                                       90,506        72,798       271,178       202,223
                                                    ---------     ---------     ---------     ---------
OPERATING EXPENSES:
    Selling                                            26,281        19,280        69,263        55,551
    General and administrative                         19,600        22,963        62,417        65,439
    Research and development                           17,016        13,351        49,678        38,129
    Amortization of intangible assets                   2,653           973         6,408         2,122
    Restructuring accrual (reversal)                     (895)          586        (4,039)          586
                                                    ---------     ---------     ---------     ---------
    Total operating expenses                           64,655        57,153       183,727       161,827
                                                    ---------     ---------     ---------     ---------
    Income from operations                             25,851        15,645        87,451        40,396

OTHER INCOME (EXPENSE):
    Interest income                                     4,708         1,214         9,397         5,381
    Interest expense                                   (3,637)       (1,024)      (10,882)       (3,711)
    Other income, net                                   8,186         5,604        13,745        10,201
                                                    ---------     ---------     ---------     ---------
    Total other income (expense), net                   9,257         5,794        12,260        11,871
                                                    ---------     ---------     ---------     ---------
    Income from continuing operations before
         income taxes and minority interest            35,108        21,439        99,711        52,267

PROVISION FOR INCOME TAXES                              4,312         4,119        10,498        10,604
                                                    ---------     ---------     ---------     ---------
    Income from continuing operations
         before minority interest                      30,796        17,320        89,213        41,663

MINORITY INTEREST                                         (95)         (391)         (533)       (1,897)
                                                    ---------     ---------     ---------     ---------
    Income from continuing operations                  30,701        16,929        88,680        39,766

INCOME FROM DISCONTINUED OPERATIONS                      --               5          --             585
                                                    ---------     ---------     ---------     ---------
    Income before extraordinary items                  30,701        16,934        88,680        40,351

EXTRAORDINARY ITEMS - gain (loss) on
    extinguishment of debt, net of taxes in 1999         --             475        (2,254)          593
                                                    ---------     ---------     ---------     ---------
NET INCOME                                          $  30,701     $  17,409     $  86,426     $  40,944
                                                    =========     =========     =========     =========
BASIC EARNINGS PER COMMON SHARE:
    Continuing operations                           $     .19     $     .11     $     .56     $     .24
    Extraordinary items                                  --            --            (.01)          .01
                                                    ---------     ---------     ---------     ---------
    Net income                                      $     .19     $     .11     $     .55     $     .25
                                                    =========     =========     =========     =========
DILUTED EARNINGS PER COMMON SHARE:
    Continuing operations                           $     .19     $     .11     $     .54     $     .24
    Extraordinary items                                  --            --            (.01)          .01
                                                    ---------     ---------     ---------     ---------
    Net income                                      $     .19     $     .11     $     .53     $     .25
                                                    =========     =========     =========     =========
WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING:
    Basic                                             158,762       159,224       156,259       163,607
                                                    =========     =========     =========     =========
    Diluted                                           165,429       162,264       162,485       166,209
                                                    =========     =========     =========     =========

         The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        IVAX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

Nine months Ended September 30 ,                                               2000          1999
                                                                            ---------     ---------
(In thousands)
Cash flows from operating activities:
   Net income                                                               $  86,426     $  40,944
    Adjustments to reconcile net income to net cash
          flows from operating activities:
       Restructuring accrual (reversal)                                        (4,039)          586
       Depreciation and amortization                                           23,872        19,627
       Deferred tax benefit                                                   (14,437)       (2,227)
       Provision for allowances for doubtful accounts                             664         3,850
       Minority interest                                                          533         1,897
       Equity in earnings of affiliates                                          (556)         (225)
       Tax benefit from exercise of non-qualified employee stock options       13,549          --
       Loss (gain) on extinguishment of debt                                    2,254          (912)
       Gain on sale of product rights                                          (6,074)       (7,596)
       Net (gain) loss on disposal of assets                                     (480)          762
       Income from discontinued operations                                       --            (585)
       Changes in assets and liabilities:
          Decrease in accounts receivable                                           7         2,691
          Increase in inventories                                             (35,908)      (12,709)
          (Increase) decrease in other current assets                          (4,637)        7,072
          Increase in other assets                                             (6,569)         (678)
          Decrease in accounts payable, accrued expenses
              and other current liabilities                                    (9,908)      (11,269)
          Decrease in other long-term liabilities                              (1,298)       (1,199)
       Net cash provided from discontinued operations                            --             585
                                                                            ---------     ---------
       Net cash flows from operating activities                                43,399        40,614
                                                                            ---------     ---------
Cash flows from investing activities:
    Proceeds from sale of assets                                                  417           907
    Proceeds from sale of product rights                                        6,074         7,596
    Capital expenditures                                                      (28,627)      (23,710)
    Acquisitions of patents, trademarks, licenses
       and other intangibles                                                   (1,516)         (344)
    Acquisition of businesses and other                                       (14,133)       (4,490)
                                                                            ---------     ---------
       Net cash flows from investing activities                               (37,785)      (20,041)
                                                                            ---------     ---------
Cash flows from financing activities:
    Borrowings on long-term debt and loans payable                            251,960         2,554
    Payments on long-term debt and loans payable                              (52,665)      (33,835)
    Issuance of common stock                                                   33,733         8,320
    Repurchases of common stock                                               (13,784)     (137,352)
                                                                            ---------     ---------
       Net cash flows from financing activities                               219,244      (160,313)
                                                                            ---------     ---------
Effect of exchange rate changes on cash                                        (3,494)         (850)
                                                                            ---------     ---------
Net increase (decrease) in cash and cash equivalents                          221,362      (140,590)

Cash and cash equivalents at the beginning of the year                         41,408       208,593
                                                                            ---------     ---------
Cash and cash equivalents at the end of the period                          $ 262,770     $  68,003
                                                                            =========     =========
Supplemental disclosures:
    Interest paid                                                           $   3,268     $   3,069
                                                                            =========     =========
    Income tax payments, net                                                $  14,645     $   6,777
                                                                            =========     =========

See Note 5, Acquisitions, for non-cash portion of acquisitions of Wakefield Pharmaceuticals, Inc. and Laboratorios Elmor, S.A. and Note 6, Debt, for information regarding non-cash conversion of 6 1/2% Convertible Subordinated Notes to equity.

         The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        IVAX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                      (In thousands, except per share data)

(1) GENERAL:

         The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q and, therefore, do not include all information normally included in audited financial statements. However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations, financial position and cash flows have been made. The results of operations and cash flows for the nine months ended September 30, 2000 are not necessarily indicative of the results of operations and cash flows which may be reported for the remainder of 2000. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements included in IVAX' Annual Report on Form 10-K for the year ended December 31, 1999.

         Certain prior period amounts presented in the consolidated financial statements have been reclassified to conform to the current period's presentation.

(2) INVENTORIES:

         Inventories consist of the following:

                                  September 30 ,       December 31,
                                       2000                1999
                                     --------            --------
             Raw materials           $ 72,610            $ 62,932
             Work-in-process           25,769              10,773
             Finished goods            82,368              72,919
                                     --------            --------
                  Total              $180,747            $146,624
                                     ========            ========

(3)  EARNINGS PER SHARE:

         A reconciliation of the denominator of the basic and diluted earnings per share computation is as follows (in thousands):

Period Ended September 30,                                       Three Months           Nine Months
                                                                2000       1999       2000       1999
                                                              -------    -------    -------    -------
Basic weighted average number of shares outstanding           158,762    159,224    156,259    163,607
Effect of dilutive securities - stock options and warrants      6,667      3,040      6,226      2,602
                                                              -------    -------    -------    -------
Diluted  weighted average number of shares outstanding        165,429    162,264    162,485    166,209
                                                              =======    =======    =======    =======
Not included in the calculation of diluted earnings per
    share because their impact is antidilutive:
     Stock options outstanding                                     10      3,182        266      3,368
     Convertible Notes/Warrants                                 6,730      2,063      6,730      2,063
     Put options                                                1,000      2,250      1,000      2,250

 (4) REVENUES:

         Net revenues are comprised of gross revenues less provisions for expected customer returns, inventory credits, discounts, promotional allowances, volume rebates, chargebacks and other allowances. The reserve balances related to these provisions are included in "Accounts receivable, net of allowances for doubtful accounts" and "Accrued expenses and other current liabilities" in the accompanying consolidated balance sheets in the amounts of $48,115 and $59,310, respectively, at September 30, 2000 and $38,065 and $61,241, respectively, at December 31, 1999.

(5) ACQUISITIONS:

         During the first nine months of 2000, IVAX, through its Netherlands subsidiary IVAX International B.V., purchased 237 additional shares of Galena, a.s., its majority-owned subsidiary in the Czech Republic. The total cost of the shares acquired through open market transactions during the first nine months of 2000 was $8,190. The net book value underlying the shares purchased was $5,324 resulting in goodwill of $2,866 being recorded in the accompanying consolidated balance sheet at September 30, 2000. On September 1, 2000, Galena commenced a tender offer for 9.26% of all outstanding shares. The tender offer was for a period of 60 days. During the 3rd quarter, Galena acquired 40 shares of its own stock at a cost of $1,401 through the tender offer. The book value of shares repurchased was $1,878, resulting in negative goodwill of $477 being recorded in the accompanying balance sheet as of September 30, 2000. Prior to these purchases, IVAX owned 86% of the outstanding shares of Galena, a.s. At September 30, 2000, IVAX owned 96% of the outstanding shares of Galena, a.s.

         On June 19, 2000 and August 2, 2000, IVAX acquired, through the acquisition of three holding companies, Laboratorios Elmor, S.A. ("Elmor"), a company located in Caracas, Venezuela for $63,911. Elmor manufactures, markets, and distributes pharmaceutical products in Venezuela. On June 19, 2000, IVAX issued 1,585 shares of IVAX common stock (valued at $55,000) and paid $5,000 in cash for two of the holding companies. On August 1, 2000, IVAX acquired certain other assets utilized in the business of Elmor by the purchase of the third holding company for additional cash of $3,875 and other costs of $35. The fair value of net assets acquired was $17,204, resulting in goodwill of $46,706 which is included in "Intangible assets - net" in the accompanying consolidated balance sheet at September 30, 2000. The goodwill will be amortized over 20 years. The operating results of Elmor are included in the consolidated financial statements subsequent to the June 19, 2000 acquisition date.

         On September 7, 2000, IVAX acquired Wakefield Pharmaceuticals, Inc. ("Wakefield"), a U.S. pharmaceutical company located in Georgia in exchange for 830 shares of IVAX common stock (valued at $28,273), $3,649 representing the fair value of stock options granted, $1,365 of cash and $75 of other costs. The fair value of net assets acquired was $7,701 resulting in goodwill of $25,661 which is included in "Intangible assets - net" in the accompanying consolidated balance sheet at September 30, 2000. The goodwill will be amortized over 25 years. The operating results of Wakefield are included in the consolidated financial statements subsequent to the September 7, 2000 acquisition date.

         The preliminary allocation of the purchase prices of the three acquisitions is as follows:

Fair value of assets acquired                               $ 35,265
Liabilities assumed                                           10,360
                                                            --------
                                                              24,905
Reduction of minority interest                                 7,202
                                                            --------
Net assets acquired                                           32,107
                                                            --------
Purchase price:
         Cash (including related costs)                       19,941
         Fair value of stock issued                           86,922
                                                            --------
                                                             106,863
                                                            --------
Goodwill                                                    $ 74,756
                                                            --------

         Pro-forma information for the above acquisitions as if the purchases occurred on January 1 of each year are presented below.

Period Ended September 30,             Three Months             Nine Months
(In thousands)                       2000        1999        2000        1999
                                   --------    --------    --------    --------
Revenues                           $184,050    $174,794    $571,937    $498,332
Net income                           30,491      18,539      87,702      44,917

Diluted weighted average shares     165,564     162,399     162,620     166,344
Diluted earnings per share         $   0.18    $   0.11    $   0.54    $   0.27

         These proforma results of operations are not necessarily indicative of results that might have been achieved if the acquisitions had actually occurred on January 1 of the periods presented.

(6) RESTRUCTURING COSTS:

         The activity in the restructuring cost accrual, as well as the remaining reserve balance at September 30, 2000, which is included in "Accrued expenses and other current liabilities" in the accompanying consolidated balance sheets, is as follows:

                                                  Employee
                                                 Termination      Plant
                                                  Benefits      Closures        Total
                                                   -------       -------       -------
Balance at January 1, 2000                         $ 1,560       $ 4,423       $ 5,983
Cash payments during 2000                             (750)         (351)       (1,101)
Reversal of restructuring reserve established
     in prior years                                   (465)       (3,574)       (4,039)
Non-cash activity                                      (18)          519           501
                                                   -------       -------       -------
Balance at September 30, 2000                      $   327       $ 1,017       $ 1,344
                                                   =======       =======       =======

         The reversal, in the second quarter of 2000, of restructuring reserves established in prior years, occurred as a result of a change in strategy to keep the Northvale, New Jersey pharmaceutical facility operating as backup capacity in the event of hurricane damage at the Puerto Rico facility. During the third quarter of 2000, IVAX was released from a non-cancelable operating lease associated with its United Kingdom restructuring program. This resulted in the reversal of the remaining reserve that was previously established for the present value of future minimum lease payments as of the date of the restructuring. Also during the third quarter, reserves previously established for certain severance payments were determined to be unnecessary and were reversed.

(7) DEBT:

         On February 9, 2000, IVAX called the remaining $43,661 balance of its 6 1/2% Convertible Subordinated Notes for redemption. On March 10, 2000, IVAX redeemed $273 of the 6 1/2% Notes for cash. The remaining balance of the 6 1/2% Notes were converted into 2,050 shares of IVAX' common stock in accordance with their terms.

         During the first nine months of 2000, IVAX paid $3,074 of interest to Frost-Nevada, Limited Partnership ("FNLP"), an entity related to IVAX' Chairman and CEO pursuant to IVAX' outstanding loan from FNLP. The loan was due January 17, 2001 and bore interest at 10%, payable quarterly. In conjunction with the loan, FNLP was issued a warrant to purchase 750 shares of IVAX' common stock at an exercise price of $12 per share. The warrant is exercisable through November 2006. During the first six months of 2000, IVAX amortized to interest expense $2,128 of the value of the warrant issued to FNLP. On

June 30, 2000, the $50,000 loan from FNLP was repaid resulting in the write-off of the remaining $2,254 of debt issue costs as an extraordinary item.

         During May 2000, IVAX consummated a private offering of $250,000 of its 5.5% Convertible Senior Subordinated Notes due 2007 pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"), and received net proceeds of approximately $243,750. The 5.5% Notes were issued without registration under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. The 5.5% Notes are convertible at any time prior to maturity, unless previously redeemed, into .0269 shares of IVAX' common stock per $1 of principal amount of the 5.5% Notes. This ratio results in a conversion price of approximately $37.15 per share. The 5.5% Notes are redeemable by IVAX on or after May 29, 2003. The net proceeds from the sale of the 5.5% Notes are expected to be used primarily to acquire technology, products or other businesses, to fund the research, development, testing and commercialization of pharmaceutical products, and for general corporate purposes.

(8) INCOME TAXES:

         The provision for income taxes from continuing operations consists of the following:

Period Ended September 30,                  Three Months             Nine Months
(In thousands)                           2000         1999        2000         1999
                                       --------     --------    --------     --------
Current:
     United States                     $ 14,221     $   --      $ 14,471     $  1,869
     Foreign, including Puerto Rico
       and U.S. Virgin Islands            1,638        3,322      10,464       10,962
Deferred                                (11,547)         797     (14,437)      (2,227)
                                       --------     --------    --------     --------
Provision for income taxes             $  4,312     $  4,119    $ 10,498     $ 10,604
                                       ========     ========    ========     ========

         The $14,471 current domestic tax provision for the nine months ended September 30, 2000 was favorably impacted by $81,796 utilization of net operating loss carryforwards, which had been previously reserved. However, the provision includes $4,509 of alternative minimum tax expense recorded during the third quarter of 2000. The current tax provision recognized by foreign operations was favorably impacted by $3,180 as a result of the resolution of an Inland Revenue audit in the United Kingdom closing tax years 1992 through 1997. Payment of the current tax provision for the nine months ended September 30, 2000, for domestic and foreign operations will be reduced by $9,812 and $3,737, respectively, representing the incremental impact of compensation expense deductions associated with stock option exercises during the current year. These amounts were credited to capital in excess of par value. During the nine months ended September 30, 2000, $14,483 ($11,500 during the third quarter) of the valuation allowance previously recorded against the domestic net deferred tax asset was reversed due to management's expectation of increased domestic taxable income. During the second quarter of 2000, IVAX recognized a $45,000 U.S. taxable gain on the intercompany sale of certain assets. This taxable gain is not included in book income as it was eliminated in consolidation.

         As of September 30, 2000, a domestic net deferred tax asset of $25,842 and a foreign net deferred tax asset of $10,026 are included in "Other current assets" and "Other assets", respectively, in the accompanying consolidated balance sheet. The domestic net deferred tax asset includes a valuation allowance of $66,422, or 72%, of the deferred tax asset balance. Approximately $16,220 of the valuation allowance relates to the tax benefit of stock options exercised which has not yet been credited to capital in excess of par value. Realization of the net deferred tax assets is dependent upon generating sufficient future domestic and foreign taxable income. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized.

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

         During 1999, IVAX issued 2,250 freestanding put options for IVAX common stock in connection with its share repurchase program, as approved by the Board of Directors. These put options generated premiums totaling $2,079 which were credited to "Capital in excess of par value" in the accompanying consolidated balance sheet at December 31, 1999. As of September 30, 2000, the put options expired unexercised.

         On August 18, 2000, IVAX issued 1,000 freestanding put options for IVAX common stock in connection with its share repurchase program. The put options bear a strike price of $27.69, will mature in November 2000 and February 2001, and generated premiums totaling $3,876 which were credited to "Capital in excess of par value" in the accompanying consolidated balance sheet at September 30, 2000. In the event the put options are exercised, IVAX may elect to settle by one of three methods: physical settlement by payment in exchange for IVAX shares, net cash settlement or net share settlement. The maximum potential repurchase obligation of $27,687 for physical settlement has been reclassified from "Capital in excess of par value" into a temporary equity account - "Put options" in the accompanying consolidated balance sheet at September 30, 2000.

         At IVAX' June 15, 2000 Annual Meeting of Shareholders, an increase in the number of authorized shares of common stock from 250,000 to 350,000 was approved.

         In 1997, 1998, and 1999, IVAX' Board of Directors approved repurchases of up to 36,000 shares of its common stock under a share repurchase program. During the third quarter of 2000, IVAX repurchased 604 shares of IVAX common stock at a total cost including commissions of $17,660. Cumulatively through September 30, 2000, IVAX had repurchased 33,501 shares at a total cost, including commissions, of $304,990.

(10) COMPREHENSIVE INCOME:

         The components of IVAX' comprehensive income were as follows:

Period Ended September 30,                       Three Months              Nine Months
(In thousands)                                2000         1999         2000         1999
                                            --------     --------     --------     --------
Net income                                  $ 30,701     $ 17,409     $ 86,426     $ 40,944
Unrealized gains (losses) on marketable
  securities, net of taxes                       (95)         (51)          89          (26)
Foreign currency translation adjustments     (10,455)      12,580      (34,810)      (9,548)
                                            --------     --------     --------     --------
Comprehensive income                        $ 20,151     $ 29,938     $ 51,705     $ 31,370
                                            ========     ========     ========     ========

(11) BUSINESS SEGMENT INFORMATION:

         IVAX is a holding company with subsidiaries that operate in the pharmaceutical business and are engaged in the research, development, manufacture, marketing and sale of pharmaceutical products. Pharmaceutical products include prescription drugs and over-the-counter products.

IVAX reviews financial information, allocates resources and manages its business by major operating subsidiary. However, IVAX' pharmaceutical subsidiaries utilize similar production processes, and sell similar types of products to similar types of customers under similar regulatory environments using similar methods of distribution. IVAX also expects these subsidiaries to have similar long-term financial performance. Since these pharmaceutical subsidiaries meet the aggregation criteria under paragraph 17 of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, the pharmaceutical operating subsidiaries are aggregated into one reportable segment, pharmaceutical, and all other subsidiaries are reported in Corporate and Other.

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

         Other revenues included in "Net revenues" in the accompanying consolidated statements of operations consist of license fees, royalties and product development fees, received primarily from two companies.

Revenues by Region
Period Ended September 30,                    Three Months                Nine Months
      (In thousands)                       2000          1999          2000          1999
                                         ---------     ---------     ---------     ---------
North America
      External sales                     $  71,087     $  62,239     $ 213,299     $ 181,817
      Intersegment sales                       121           178           422           315
      Other revenues                           274         5,042        20,281        18,542
                                         ---------     ---------     ---------     ---------
      Net revenue - North America           71,482        67,459       234,002       200,674
                                         ---------     ---------     ---------     ---------
Europe
      External sales                        62,202        63,920       205,220       193,925
      Intersegment sales                     6,786        11,464        22,387        13,294
      Other revenues                        20,218         5,911        43,904        13,294
                                         ---------     ---------     ---------     ---------
      Net Revenue - Europe                  89,206        81,295       271,511       220,513
                                         ---------     ---------     ---------     ---------
Latin America
      External sales                        19,240         8,402        37,531        23,317
      Other revenues                           378           332         1,188         1,126
                                         ---------     ---------     ---------     ---------
      Net revenue - Latin America           19,618         8,734        38,719        24,443
                                         ---------     ---------     ---------     ---------
Corporate & Other
      External sales                         9,099        17,457        27,605        33,207
      Intersegment sales                    (6,907)      (11,642)      (22,809)      (13,609)
      Other revenues                          (104)            7           (91)            7
                                         ---------     ---------     ---------     ---------
      Net revenue - Corporate & other        2,088         5,822         4,705        19,605
                                         ---------     ---------     ---------     ---------
Consolidated net revenues                $ 182,394     $ 163,310     $ 548,937     $ 465,235
                                         =========     =========     =========     =========

Profits by Region
Period Ended September 30,                        Three Months              Nine Months
      (In thousands)                           2000         1999         2000         1999
                                             --------     --------     --------     --------
Income from continuing operations
      before minority interest:
      North America                          $  9,222     $ 12,346     $ 62,324     $ 26,308
      Europe                                   10,291        5,595       16,979       13,679
      Latin America                               539          268        1,397          614
      Corporate & Other                        10,744         (889)       8,513        1,062
                                             --------     --------     --------     --------
Income from continuing operations
      before minority interest                 30,796       17,320       89,213       41,663
                                             --------     --------     --------     --------
Net Income:
      Minority interest                           (95)        (391)        (533)      (1,897)
      Income from discontinued operations        --              5         --            585
      Extraordinary items                        --            475       (2,254)         593
                                             --------     --------     --------     --------
Net Income                                   $ 30,701     $ 17,409     $ 86,426     $ 40,944
                                             ========     ========     ========     ========

                                                                           September 30,
Long-Lived Assets:                                                       2000         1999
                                                                       --------     --------
      North America                                                    $ 57,279     $ 54,808
      Europe                                                            215,706      184,761
      Latin America                                                      65,012        7,610
      Corporate & Other                                                  36,065       24,241
                                                                       --------     --------
Total                                                                  $374,062     $271,420
                                                                       ========     ========

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

         In December 1999, the SEC issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB No. 101"), which, as amended, requires implementation in the fourth quarter of 2000. As a result, IVAX commenced a review of its revenue recognition policies for conformity with SAB No. 101. IVAX believes its revenue recognition policies comply with the guidance provided in SAB No. 101, except with respect to up-front cash payments received under certain licensing arrangements. SAB No. 101 generally provides that up-front payments, whether or not they are refundable, should be deferred as revenue and recognized over the license period. IVAX' accounting policy is to immediately recognize as revenue such cash payments that are nonrefundable or where the probability of refund is remote. IVAX believes its accounting policy is in accordance with generally accepted accounting principles and practice in the pharmaceutical industry.

         SAB No. 101 will require IVAX to change its accounting method for one such licensing payment. This arrangement will result in a cumulative change in accounting principle charge of approximately $6,300, net of tax, when SAB No. 101 is implemented in the fourth quarter of 2000. The offsetting impact will result in deferred revenue which will be recognized in income through 2011. In accordance with generally accepted accounting principles, the cumulative effect of the change in accounting principle must be retroactively adopted as of the beginning of the first quarter of 2000.

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

(13) LEGAL PROCEEDINGS:

         On April 20, 2000, the appellate court denied the plaintiffs' motion for rehearing in the case Alan M. Harris et al. v. IVAX Corporation, Phillip Frost, et al., previously reported in IVAX' Annual Report on Form 10-K for the year ended December 31, 1999.

         On July 6, 2000, the appellate court affirmed the dismissal of the complaint in the case Malin, et al. v. IVAX Corporation, Phillip Frost, et al., previously reported in IVAX' Annual Report on Form 10-K for the year ended December 31, 1999.

         Zenith Goldline has been named in four additional class action lawsuits containing allegations similar to those in the Louisiana Wholesale case, previously reported in IVAX' Annual Report on Form 10-K for the year ended December 31, 1999.

         On November 1, 2000, Eli Lilly and Company voluntarily dismissed its complaint against Zenith Goldline in the case Eli Lilly and Company v. Roussel Corp., et al., previously reported in IVAX' Annual Report on Form 10-K for the year ended December 31, 1999.

Paclitaxel Related Litigation

         On March 26, 1998, Bristol Myers Squibb Company ("BMY") filed a complaint in the United States District Court for the District of New Jersey styled Bristol Myers Squibb Company v. Zenith Goldline Pharmaceuticals, Inc., et al. alleging patent infringement of two of its patents relating to Taxol(R). Zenith Goldline filed various counterclaims based on antitrust and unfair competition. On March 3, 2000, the court granted Zenith Goldline's motion for summary judgment of invalidity. On April 17, 2000, BMY filed an appeal which remains pending. Zenith Goldline's counterclaims have been stayed, pending appeal.

         On August 11, 2000, American BioScience, Inc. ("ABI") filed a complaint in the United States District Court for the Central District of California in the case American BioScience, Inc. v. Bristol Myers Squibb Company for a temporary restraining order and preliminary injunction compelling BMY to list in the FDA's Orange Book ABI's '331 patent, which purportedly covers BMY's Taxol(R) product. On August 11, 2000, the '331 patent was listed in the Orange Book pursuant to a temporary restraining order. On September 7, 2000, the Court entered an order which dissolved the temporary restraining order, denied ABI's request for preliminary injunction, declined to approve the settlement between ABI and BMY and dismissed ABI's complaint and ordered that BMY de-list the `331 patent. ABI appealed and sought a stay of the Order from the Ninth Circuit Court of Appeals, which was denied on September 13, 2000. The appeal remains pending.

On September 7, 2000, ABI filed a lawsuit for patent infringement styled American BioScience, Inc. v. Baker Norton Pharmaceuticals, Inc. ("BNP"), Zenith Goldline Pharmaceuticals, Inc., and IVAX Corporation in the United States

District Court for Central District of California alleging infringement of its `331 patent, which purports to cover paclitaxel. A response to the complaint has not yet been filed.

         On September 20, 2000, ABI filed a complaint in the United States District Court for the District of Columbia styled American BioScience, Inc. v. Donna E. Shalala, et al., which sought by temporary restraining order and preliminary injunction a rescission of BNP's final marketing approval for its generic paclitaxel product. Both BMY and BNP intervened in the action. On October 3, 2000, the Court denied ABI's request for preliminary injunctive relief. Thereafter, ABI sought an emergency injunction pending appeal from the United States Court of Appeals for the District of Columbia Circuit, which was also denied on October 13, 2000. ABI's appeal remains pending.

         On October 16, 2000, ABI filed a complaint in the United States District Court for the Central District of California styled American BioScience, Inc. v. Donna E. Shalala, et al., which recites virtually the same claims as the action ABI filed in the District of Columbia Court set out above. BNP has moved to intervene and has opposed ABI's request for preliminary injunction. This action remains pending.

(14) SUBSEQUENT EVENTS:

         On October 12, 2000, IVAX entered into a definitive agreement to acquire Laboratorios Fustery, S.A. de C.V. ("Fustery"), a company with headquarters in Mexico City, Mexico, for a combination of cash and IVAX common stock valued at approximately $117,000. Fustery manufactures, markets, and distributes a broad range of prescription pharmaceuticals in Mexico. The transaction is subject to approval from the Mexican government.

         During October, 2000, IVAX repurchased 125 shares of IVAX common stock under its share repurchase program at a total cost, including commissions, of $5,425.

         During October, 2000, IVAX' Czech Republic subsidiary, Galena, a.s. acquired 31 shares of its own stock from third parties and 91 shares of its stock from IVAX' Netherlands subsidiary, IVAX International B.V. through a tender offer that expired on October 31, 2000. The total cost, including commissions, of these purchases was $4,114. As a result of these transactions, IVAX, through its Netherlands subsidiary, IVAX International B.V., owns 98% of Galena, a.s.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis should be read in conjunction with the consolidated financial statements, the related notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations included in IVAX' Annual Report on Form 10-K for the year ended December 31, 1999 and the unaudited interim consolidated financial statements and the related notes to unaudited interim consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q. Except for historical information contained herein, the matters discussed below are forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting IVAX' operations, markets, products and prices, the application and use of the proceeds of IVAX' offering of its 5.5% Notes in a manner that results in the acquisition or development of businesses or technologies that will contribute to its profitability, and other factors discussed elsewhere in this report and the documents filed by IVAX with the Securities and Exchange Commission ("SEC"). These factors may cause IVAX' results to differ materially from the forward looking statements made in this report or otherwise made by or on behalf of IVAX.

         Certain prior period amounts presented have been reclassified to conform to the current period's presentation.

                              Results of Operations

Nine months ended September 30, 2000 compared to the nine months ended September 30, 1999

         Net income was $86.4 million, or $.53 per share (diluted), for the nine months ended September 30, 2000, compared to $40.9 million, or $.25 per share, for the nine months ended September 30, 1999. Income from continuing operations was $88.7 million, or $.54 per share (diluted), for the nine months ended September 30, 2000, compared to $39.8 million, or $.24 per share, for the same period of the prior year.

         Net Revenues and Gross Profit

         Net revenues for the nine months ended September 30, 2000 totaled $548.9 million, an increase of $83.7 million, or 18%, from the $465.2 million reported in the same period of the prior year. The increase in net revenues was comprised of an increase of $33.3 million from North American subsidiaries, an increase of $51 million from European subsidiaries and an increase of $14.3 million from Latin American subsidiaries, offset by a decrease of $14.9 million from Corporate and Other.

         North American subsidiaries' net revenues totaled $234 million for the nine months ended September 30, 2000, compared to $200.7 million for the same period of 1999. The $33.3 million, or 16.6%, increase in net revenues is primarily due to an increase in gross product sales of $93.6 million offset by an increase in sales returns and allowances of $62 million. Gross product sales increased due to higher sales volume partially offset by lower prices for certain pharmaceutical products. The increase in sales returns and allowances is due primarily to overall increased sales, a higher proportion of new products leading to increased promotion expense and shelf-stock adjustments as well as the introduction of a new generic drug by a competitor.

         European subsidiaries generated net revenues of $271.5 million for the nine months ended September 30, 2000 compared to $220.5 million for the same period of the prior year. The $51 million, or 23.1%, increase in net revenues from European subsidiaries was primarily due to an increase in license fees, royalties and product development fees, received primarily from two companies, and higher sales volume at the United Kingdom and Czech Republic subsidiaries and was offset by the effect of unfavorable currency exchange rates of the respective countries against the dollar.

         Gross profit for the first nine months ended September 30, 2000 increased $69 million, or 34.1%, from the same period of the prior year. Gross profit was $271.2 million (49.4% of net revenues) for the first nine months of 2000, compared to $202.2 million (43.5% of net revenues) for the first nine months of 1999. The increase in the gross profit percentage is primarily due to favorable product mix and increased other revenues partially offset by increased sales return and allowances.

         Operating Expenses

         Selling expenses totaled $69.3 million (12.6% of net revenues) for the nine months ended September 2000, compared to $55.6 million (11.9% of net revenues) for the same period in 1999, an increase of $13.7 million, or 24.7%. The increase was primarily attributable to increased sales force at the North American subsidiaries and increased sales force and promotional expenses at the European subsidiaries.

         General and administrative expenses totaled $62.4 million (11.4% of net revenues) for the nine months ended September 30, 2000, compared to $65.4 million (14.1% of net revenues) for the same period of 1999, a decrease of $3.0 million, or 4.6%. The decrease is primarily attributable to lower legal fees, favorable resolution of certain litigation at North American subsidiaries and lower costs at the Far East subsidiaries.

         Research and development expenses totaled $49.7 million (9.1% of net revenues) for the nine months ended September 30, 2000 compared to $38.1 million (8.2% of net revenues) for the same period in 1999, an increase of $11.6 million, or 30.4%. IVAX' future level of research and development expenditures will depend on, among other things, the outcome of clinical testing of products under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity.

         During 1998, IVAX decided to cease manufacturing at its Northvale, New Jersey plant for an estimated annual pre-tax cost savings of $3.4 million. In the second quarter of 2000, as a result of a change in strategy to keep the Northvale, New Jersey pharmaceutical facility operating as back-up capacity in the event of hurricane damage at the Puerto Rico facility, the related restructuring reserves were reversed. As a result, the estimated pre-tax cost savings of $3.4 million will not be achieved.

         Other Income (Expense)

         Interest income increased $4 million due to higher levels of cash on hand and interest expense increased $7.2 million due to the issuance of $250 million of 5.5% Convertible Senior Subordinated Notes for the nine months ended September 30, 2000, as compared to the nine months ended September 30, 1999. Other income, net, increased $3.5 million for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999.

Three months ended September 30, 2000 compared to the three months ended September 30, 1999

         Net income was $30.7 million, or $0.19 per share, for the three months ended September 30, 2000, compared to $17.4 million, or $0.11 per share, for the three months ended September 30, 1999. Income from continuing operations was $30.7 million, or $0.19 per share, for the three months ended September 30, 2000, compared to $16.9 million, or $0.11 per share, for the same period of the prior year.

         Net Revenues and Gross Profit

         Net revenues for the three months ended September 30, 2000 totaled $182.4 million, an increase of $19.1 million, or 11.7%, from the $163.3 million reported in the same period of the prior year. Net revenues from North American subsidiaries increased $4 million, Latin American subsidiaries increased $10.8 million, European subsidiaries increased $7.9 million, and Corporate and Other decreased $3.7 million.

         North American subsidiaries' net revenues totaled $71.5 million for the three months ended September 30, 2000, compared to $67.5 million for the same period of 1999. The $4 million, or 6%, increase in net revenues if primarily due to an increase in gross product sales of $32.5 million offset by an increase in sales returns and allowances of $22.7 million and a decrease in other revenues of $4.8 million. Gross product sales increased due to higher sales volume partially offset by lower prices for certain pharmaceutical products. The increase in sales returns and allowances is due primarily to overall increased sales, a higher proportion of new products leading to increased promotion expense and shelf-stock adjustments as well as the introduction of a new generic drug by a competitor. Other revenues decreased due to payments received in 1999 from a litigation settlement with Abbott which ceased in the first quarter of 2000.

         European subsidiaries generated net revenues of $89.2 million for the three months ended September 30, 2000, compared to $81.3 million for the same period of 1999. The $7.9 million, or 9.7%, increase is due to increased license fees, royalties and product development fees, received primarily from two companies, and higher sales volume at the United Kingdom and Czech Republic subsidiaries.

         Gross profit for the three months ended September 30, 2000 increased $17.7 million, or 24.3%, from the same period in the prior year. Gross profit was $90.5 million (49.6% of net revenues) for the three months ended September 30, 2000, compared to $72.8 million (44.6% of net revenues) for the three months ended September 30, 1999. The increase in the gross profit percentage was primarily due to favorable product mix and increased other revenues, partially offset by higher sales returns and allowances.

         Operating Expenses

         Selling expenses totaled $26.3 million (14.4% of net revenues) for the three months ended September 30, 2000, compared to $19.3 million (11.8% of net revenues) for the three months ended September 30, 1999, an increase of $7 million, or 36.3%. The increase was primarily attributable to increased sales force expense at the North American subsidiaries and increased sales force and promotional expenses at the European subsidiaries.

         General and administrative expenses totaled $19.6 million (10.7% of net revenues) for the three months ended September 30, 2000, compared to $23 million (14.1% of net revenues) for the three months ended September 30, 1999, a decrease of $3.4 million, or 14.6%. The decrease was due primarily to lower legal fees at domestic operations and reduced bad debt provisions at IVAX' Asian subsidiaries.

         Research and development expenses totaled $17 million (9.3% of net revenues) for the three months ended September 30, 2000 compared to $13.4 million (8.2% of net revenues) for the same period of the prior year, an increase of $3.6 million, or 27%. IVAX' future level of research and development expenditures will depend on, among other things, the outcome of clinical testing of products under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity.

         During the third quarter of 2000, IVAX was released from a non-cancelable operating lease associated with its United Kingdom restructuring program. This resulted in the reversal of the remaining reserve that was previously established for the present value of future minimum lease payments as of the date of the restructuring. Also, during the third quarter, unused severance reserves associated with the United Kingdom restructuring program were reversed.

         Other Income (Expense)

         Interest income increased $3.5 million due to higher levels of cash on hand and interest expense increased $2.6 million due to the issuance of $250 million of 5.5% Convertible Senior Subordinated Notes for the three months ended September 30, 2000, as compared to the three months ended September 30, 1999. Other income, net increased $2.6 million for the nine months ended
September 30, 2000, as compared to the nine months ended September 30, 1999.

                      Recently Issued Accounting Standards

         In December 1999, the SEC issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, ("SAB No. 101") which, as amended, requires implementation in the fourth quarter of 2000.As a result, IVAX commenced a review of its revenue recognition policies for conformity with SAB No. 101. IVAX believes its revenue recognition policies generally comply with the guidance provided in SAB No. 101, except with respect to up-front cash payments received under certain licensing arrangements. SAB No. 101 generally provides that up-front payments, whether or not they are refundable, should be deferred as revenue and recognized over the license period. IVAX' accounting policy is to immediately recognize as revenue such cash payments that are nonrefundable or where the probability of refund is remote. IVAX believes its accounting policy is in accordance with generally accepted accounting principles and practice in the pharmaceutical industry.

         SAB No. 101 will require IVAX to change its accounting method for one such licensing payment. This arrangement will result in a cumulative change in accounting principle charge of approximately $6.3 million, net of tax, when SAB No. 101 is implemented in the fourth quarter of 2000. The offsetting impact will result in deferred revenue that will be recognized in income through 2011. In accordance with generally accepted accounting principles, the cumulative effect of the change in accounting principle must be retroactively adopted as of the beginning of the first quarter of 2000.

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

                         Liquidity and Capital Resources

         At September 30, 2000, IVAX' working capital was $405.4 million compared to $124.4 million at December 31, 1999. Cash and cash equivalents totaled $262.8 million at September 30, 2000, as compared to $41.4 million at December 31, 1999.

         Net cash of $43.4 million was provided by operating activities during the first nine months of 2000, compared to $40.6 million during the same period of the prior year. The increase in cash provided by operating activities was primarily the result of improved operating earnings offset by increased levels of inventory and other assets.

         Net cash of $37.8 million used for investing activities during the first nine months of 2000, was primarily attributable to $28.6 million for capital expenditures, $14.1 million for the acquisitions of additional common stock of Galena, a.s., the net cash portions of the acquisitions of Wakefield Pharmaceuticals, Inc. and Laboratorios Elmor, S.A., an investment in a limited partnership and $1.5 million for the acquisition of patents and licenses. These uses of funds were offset by $6.1 million proceeds received from the sale of product rights.

         Net cash of $219.2 million provided from financing activities during the first nine months of 2000, was primarily attributable to $243.8 million net proceeds from the issuance of convertible debentures and $33.7 million from the issuance of common stock, offset by the payment of $52.7 million of short-term loans and $13.8 million to repurchase common stock.

         During the second quarter of 2000, IVAX issued approximately 1.6 million shares of common stock to acquire Laboratorios Elmor, S.A. During the third quarter of 2000, IVAX issued approximately 830,000 shares of common stock to acquire Wakefield Pharmaceuticals, Inc.

         IVAX plans to spend substantial amounts in 2000 to continue the research and development of pharmaceutical products. Expenditures will depend on, among other things, IVAX' actual earnings and cash position, the outcome of clinical testing of products under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity. In addition, IVAX also anticipates that it will make significant expenditures to improve and expand its pharmaceutical and other related facilities.

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

                              Currency Fluctuations

         For the nine months ended September 30, 2000 and 1999, approximately 53.2% and 53.3%, respectively, of IVAX' net revenues were attributable to operations which principally generated revenues in currencies other than the United States dollar. Fluctuations in the value of foreign currencies relative to the United States dollar affect the reported results of operations for IVAX. If the United States dollar weakens relative to the foreign currency, the earnings generated in the foreign currency will, in effect, increase when converted into United States dollars and vice versa. Although IVAX does not speculate in the foreign exchange market, it does, from time to time, manage exposures that arise in the normal course of business related to fluctuations in foreign currency exchange rates by entering into offsetting positions through the use of foreign exchange forward contracts. As a result of exchange rate differences, net revenues decreased by approximately $12.4 million for the nine months ended September 30, 2000, as compared to the same periods of the prior year.

                                  Income Taxes

         IVAX recognized a $10.5 million tax provision for the nine months ended September 30, 2000. The $14.5 million current domestic tax provision was favorably impacted by $81.8 million utilization of net operating loss carryforwards, which had been previously reserved. The domestic provision includes $4.5 million of alternative minimum tax. The $10.5 million current tax provision recognized by foreign operations was favorably impacted by approximately $3.3 million as a result of the resolution of an Inland Revenue audit in the United Kingdom closing tax years 1992 through 1997. The current tax provision for the nine months ended September 30, 2000, for domestic and foreign operations includes $9.8 million and $3.7 million, respectively, of tax expense representing the incremental impact on the current tax provision of compensation expense deductions associated with stock option exercises during the current year. These amounts were also credited to capital in excess of par value. During the nine months ended September 30, 2000, $14.5 million ($11.5 million during the third quarter) of the valuation allowance previously recorded against the domestic net deferred tax asset was reversed due to management's expectation of increased domestic taxable income. During the second quarter of 2000, IVAX recognized a $45 million U.S. taxable gain on the intercompany sale of certain assets. This taxable gain is not included in book income as it was eliminated in consolidation.

         As of September 30, 2000, domestic and foreign net deferred tax assets totaled $25.8 million and $10 million, respectively. The domestic net deferred tax asset includes a valuation allowance of $66.4 million, or 72%, of the deferred tax asset balance. Approximately $16.2 million of the valuation allowance relates to the tax benefit of stock options exercised which has not yet been credited to capital in excess of par value. Realization of the net deferred tax assets is dependent upon generating sufficient future domestic and foreign taxable income. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized. Management's estimates of future taxable income are subject to revision due to, among other things, regulatory and competitive factors affecting the pharmaceutical industries in the markets in which IVAX operates. Such factors are further discussed in management's discussion and analysis of financial condition and results of operations included in IVAX' Annual Report on Form 10-K for the year ended December 31, 1999.

                          Sales Returns and Allowances

         IVAX' pharmaceutical revenues may be affected by the level of provisions for estimated returns and inventory credits, as well as other sales returns and allowances established by IVAX. The custom in the pharmaceutical industry is generally to grant customers the right to return purchased goods. In the generic pharmaceutical industry, this custom has resulted in a practice of suppliers issuing inventory credits (also known as shelf-stock adjustments) to customers based on the customers' existing inventory following decreases in the market price of the related generic pharmaceutical product. The determination to grant a credit to a customer following a price decrease is generally at the discretion of IVAX, and generally not pursuant to contractual agreements with customers. These credits are intended to allow customers with established inventories to compete with those buying product at the current market price, and allow IVAX to maintain shelf space, market share and customer loyalty.

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

         PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         With respect to the case pending in the United States District Court for the District of New Jersey, styled Eli Lilly and Company v. Roussel Corp., et al., previously reported in IVAX' Annual Report on Form 10-K for the year ended December 31, 1999, on November 1, 2000, Eli Lilly and Company voluntarily dismissed its complaint against Zenith Goldline.

Paclitaxel Related Litigation

         On March 26, 1998, Bristol Myers Squibb Company ("BMY") filed a complaint in the United States District Court for the District of New Jersey styled Bristol Myers Squibb Company v. Zenith Goldline Pharmaceuticals, Inc., et al. alleging patent infringement of two of its patents relating to Taxol(R). Zenith Goldline filed various counterclaims based on antitrust and unfair competition. On March 3, 2000, the court granted Zenith Goldline's motion for summary judgment of invalidity. On April 17, 2000, BMY filed an appeal which remains pending. Zenith Goldline's counterclaims have been stayed, pending appeal.

         On August 11, 2000, American BioScience, Inc. filed a complaint in the United States District Court for the Central District of California styled American BioScience, Inc. v. Bristol Myers Squibb Company for a temporary restraining order and preliminary injunction compelling BMY to list in the FDA's Orange Book ABI's '331 patent, which purportedly covers BMY's Taxol(R) product. On August 11, 2000, the '331 patent was listed in the Orange Book pursuant to a temporary restraining order. On September 7, 2000, the Court entered an order which dissolved the temporary restraining order, denied ABI's request for preliminary injunction, declined to approve the settlement between ABI and BMY and dismissed ABI's complaint and ordered that BMY de-list the `331 patent. ABI appealed and sought a stay of the Order from the Ninth Circuit Court of Appeals, which was denied on September 13, 2000. The appeal remains pending.

         On September 7, 2000, ABI filed a lawsuit for patent infringement styled American BioScience, Inc. v. Baker Norton Pharmaceuticals, Inc., Zenith Goldline Pharmaceuticals, Inc., and IVAX Corporation in the United States District Court for Central District of California alleging infringement of its `331 patent, which purports to cover paclitaxel. A response to the complaint has not yet been filed.

         On September 20, 2000, ABI filed a complaint in the United States District Court for the District of Columbia styled American BioScience, Inc. v. Donna E. Shalala, et al., which sought by temporary restraining order and preliminary injunction a rescission of BNP's final marketing approval for its generic paclitaxel product. Both BMY and BNP intervened in the action. On October 3, 2000, the Court denied ABI's request for preliminary injunctive relief. Thereafter, ABI sought an emergency injunction pending appeal from the United States Court of Appeals for the District of Columbia Circuit, which was also denied on October 13, 2000. ABI's appeal remains pending.

         On October 16, 2000, ABI filed a complaint in the United States District Court for the Central District of California styled American BioScience, Inc. v. Donna E. Shalala, et al., which recites virtually the same claims as the action ABI filed in the District of Columbia Court set out above. BNP has moved to intervene and has opposed ABI's request for preliminary injunction. This action remains pending.

Item 6 - Exhibits and Reports on Form 8-K

(a)     Exhibits

10.19(a) Agreement and Plan of Merger dated August 3, 2000 among Ivax
           Corporation, Wakefield Pharmaceuticals, Inc., the Principal Stockholders of Wakefield Pharmaceuticals, Inc. and WPI Merger
           Corporation.                                          Filed herewith.

10.19(b) Amendment to Agreement and Plan of Merger dated August 14, 2000 among IVAX Corporation, Wakefield Pharmaceuticals, Inc. the
           Principal Stockholders of Wakefield Pharmaceuticals, Inc.
           and WPI Merger Corporation.                           Filed herewith.

27       Financial Data Schedule                                 Filed herewith.


(b)     Reports on Form 8-K

         No reports on Form 8-K were filed by IVAX during the three months ended September 30, 2000.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             IVAX Corporation

         Date: November 7, 2000              By: /s/ Thomas E. Beier
                                                --------------------------------
                                                Thomas E. Beier
                                                Senior Vice President-Finance
                                                Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT        DESCRIPTION
-------        -----------
10.19(a)       Agreement and Plan of Merger dated August 3, 2000 among Ivax
               Corporation, Wakefield Pharmaceuticals, Inc., the Principal
               Stockholders of Wakefield Pharmaceuticals, Inc. and WPI Merger
               Corporation.

10.19(b) Amendment to Agreement and Plan of Merger dated August 14, 2000 among IVAX Corporation, Wakefield Pharmaceuticals, Inc. the Principal Stockholders of Wakefield Pharmaceuticals, Inc.
               and WPI Merger Corporation.

27            Financial Data Schedule