Form 10-K
period 2000-12-31
IVAX CORP /DE
filed 2001-03-30
CIK 772197

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                   ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000       Commission File Number 1-09623

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of February 28, 2001, there were 160,246,936 shares of Common Stock outstanding.

         The aggregate market value of the voting stock held by non-affiliates of the registrant on February 28, 2001, was approximately $4.8 billion.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Certain information required by Parts II and IV are incorporated by reference from portions of the Registrants 2000 Annual Report to Shareholders.

                                IVAX CORPORATION

                           Annual Report on Form 10-K
                      for the year ended December 31, 2000

                                TABLE OF CONTENTS

                                                                                         PAGE
                                                                                         ----

                                     PART I

Item 1.   Business....................................................................      1
Item 2.   Properties..................................................................     22
Item 3.   Legal Proceedings...........................................................     23
Item 4.   Submission of Matters to a Vote of Security Holders.........................     25


                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Shareholder Matters.......     26
Item 6.   Selected Financial Data.....................................................     26
Item 7.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations.....................................................     26
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk..................     26
Item 8.   Financial Statements and Supplementary Data.................................     26
Item 9.   Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure......................................................     27


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant..........................     27
Item 11.  Executive Compensation......................................................     30
Item 12.  Security Ownership of Certain Beneficial Owners and Management..............     34
Item 13.  Certain Relationships and Related Transactions..............................     35


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K..............     35

                                     PART I

Item 1. Business

                                    Business

Overview

         We are a multinational company engaged in the research, development, manufacture and marketing of pharmaceutical products. We were incorporated in Florida in 1993, as successor to a Delaware corporation formed in 1985.

         We manufacture and/or market several brand name pharmaceutical products and a wide variety of generic and over-the-counter pharmaceutical products, primarily in the United States and the United Kingdom. We also have subsidiaries located throughout the world, some of which are among the leading pharmaceutical companies in their markets. We maintain marketing and manufacturing operations in Argentina, Canada, China, the Czech Republic, Germany, Hong Kong, Hungary, Ireland, Italy, Mexico, Peru, Uruguay and Venezuela. We also have sales operations in Finland, France, India, Kazakhstan, Latvia, Poland, Russia, the Slovak Republic, Sweden, Switzerland, Taiwan and Ukraine and market our products through distributors or joint ventures in other foreign markets.

Growth Strategies

         We expect our future growth to come from:

         o  discovering and developing and/or acquiring new products;

         o leveraging proprietary technology and development strengths in the respiratory and oncology areas;

         o  pursuing complementary, accretive or strategic acquisitions; and

         o strategically expanding sales and distribution of our proprietary and branded products as well as our generic products.

Discovery and Development and/or Acquisition of New Products

         We expect that new products that we discover, develop and/or acquire will provide a cornerstone for our future growth. In October 1999, we dramatically increased the size and scope of our new product development capability through our acquisition of the Institute for Drug Research, which had approximately 250 employees engaged in drug research and development. We currently have over 700 people involved in our drug research and development programs. In 2000, we spent $65.3 million for company-sponsored research and development activities compared to $53.4 million in 1999 and $47.9 million in 1998.

         Among the new products that have either entered or are about to enter clinical trials in the near future are:

         o  the Paxoral(TM)oral form of paclitaxel;
         o  a product for the treatment of multiple sclerosis;
         o  a patented drug for allergic disorders;
         o  a product for the treatment of severe epilepsy;
         o  a compound for the treatment of brain cancer;

         o one or more of the soft steroids that we are developing for asthma and gastrointestinal indications both in humans and companion animals; and
         o  a patented drug to treat benign prostatic hypertrophy.

         Other new compounds in earlier stages of development are being designed to treat cystic fibrosis, asthma, cancer by inhibiting angiogenesis and thrombotic states and neurological disorders such as epilepsy, Parkinson's disease, multiple sclerosis and Alzheimer's disease.

         We believe that our basic research programs at the Institute for Drug Research will allow us to develop further improved forms of some of these drugs as well as other novel compounds and delivery systems.

Leverage Proprietary Technology and Development Strengths

         We intend to continue to leverage our proprietary technology and development strengths to develop a significant portfolio of proprietary, high value pharmaceutical products in the areas of respiratory diseases and oncology. Primary among these strengths are:

         o our patented inhalation technology and our expertise in developing and commercializing respiratory products; and
         o our experience in the development and commercialization of oncology drugs.

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

         In the oncology field, we were the first company after Bristol-Myers Squibb to complete original clinical trials accepted by the United States Food and Drug Administration, known as the FDA, as establishing the safety and efficacy of paclitaxel. The product is currently being marketed, under the trademarks Paxene(R) and Onxol(TM), by our subsidiaries in the United States, Eastern Europe and the European Union. Through these activities, we have developed a considerable body of clinical data, technology and know-how that is proprietary to us. We believe that our regulatory and marketing experience with paclitaxel will be beneficial as we continue to seek improved formulations of paclitaxel and develop complementary products such as Paxoral(TM), our angiogenesis inhibitor and compounds we are studying for the treatment of brain cancer. In addition, we expect that the relationships that we establish with oncology drug distributors, hospitals and cancer centers will assist us in marketing generic biotech drugs, such as the colony-stimulating factors, interferon and human growth hormone, that we are in the process of developing.

Pursue Complementary, Accretive or Strategic Acquisitions

         Acquisitions have in the past helped to build our company, and we expect to use well-timed, carefully selected acquisitions to continue to drive our growth. We intend to pursue primarily acquisitions that will complement our existing businesses and provide new product and market opportunities, as well as leverage our existing assets. In assessing strategic opportunities, we will consider whether the acquisition:

         o  is accretive to earnings;
         o allows us to leverage our expertise in our areas of therapeutic focus by adding new products or product development capabilities;

         o offers geographic expansion opportunities into key strategic markets; and
         o allows us to further penetrate our existing markets, thereby enabling us to take advantage of economies of scale.

         In addition to business acquisitions, we will continue to actively pursue strategic product acquisitions and other collaborative arrangements. Integral to these initiatives is our ability to leverage our existing infrastructure by adding sales from acquired products while minimizing incremental costs.

Strategically Expand Sales and Distribution of Our Products

         We intend to continue to strategically expand the sales and distribution of our products. We currently have research, manufacturing, distribution and/or marketing operations in more than 20 countries throughout the world, and our products are distributed in approximately 70 countries. We reacquired rights to our Easi-Breathe(R) and paclitaxel products in various European countries and we are developing sales capabilities in those countries to market these and future products. We have begun marketing additional products through our subsidiaries in the United States and in Eastern Europe.

         We recently completed acquisitions of pharmaceutical companies in Venezuela and Mexico which complement our operations in Argentina, Peru and Uruguay and continue the expansion of our Latin American operations. Our future plans include the acquisition of additional manufacturing and distribution capabilities in Europe and Latin America.

         In Asia, we believe that we can complement the operations of our subsidiaries IVAX Asia Limited and Beijing Jiai Pharmaceuticals, and our joint venture with the Kunming Pharmaceutical Factory, by establishing additional joint ventures and selectively establishing distribution channels for our major products.

         At the same time, we are attempting to integrate operations and seeking to identify and exploit the cross-marketing and distribution opportunities that exist among our various subsidiaries. For example, our Czech Republic subsidiary is a large producer of bulk cyclosporin, a drug used to prevent rejection in organ transplant recipients. Bulk cyclosporin is one of the ingredients used in our Paxoral(TM) product.

Pharmaceutical Business

Current Proprietary and Branded Products

         We market a number of proprietary and brand name products treating a variety of conditions through our subsidiaries throughout the world. These products are marketed by our direct sales force to physicians, pharmacies, hospitals, managed health care organizations and government agencies. These products are sold primarily to wholesalers, retail pharmacies, distributors, hospitals and physicians.

Oncology

         We have a strong foundation in the oncology field based on our proprietary anti-cancer drug Paxene(R) (paclitaxel).

         Paxene(R)/Onxol(TM). The active substance in the injectable drug paclitaxel is an unpatented compound which, in clinical trials sponsored by the National Cancer Institute, exhibited promising results in the treatment of ovarian and breast cancer and AIDS-related Kaposi's Sarcoma. Bristol-Myers Squibb currently markets an injectable product containing paclitaxel under the brand name Taxol(R) for the treatment of ovarian and breast cancer and AIDS-related Kaposi's Sarcoma. Our formulation of injectable paclitaxel is marketed under a license from NaPro BioTherapeutics and is marketed in Europe as Paxene(R) and in the United States as Onxol(TM).

         We submitted a New Drug Application, or NDA, for Paxene(R) for the treatment of AIDS-related Kaposi's Sarcoma in March 1997. In December 1997, the FDA determined Paxene(R) to be safe and effective for that purpose, but concluded that Paxene(R) could not be finally approved for this indication until August 4, 2004. The delay in final approval is due to a seven-year market exclusivity period under the Orphan Drug Act granted to Taxol(R), which was approved for AIDS-related Kaposi's Sarcoma earlier in 1997. The Orphan Drug exclusivity of Taxol(R) does not apply to NDAs or Abbreviated New Drug Applications, known as ANDAs, for the use of paclitaxel to treat indications other than AIDS-related Kaposi's Sarcoma and does not apply in any market other than the United States.

         We filed an application for regulatory approval of Paxene(R) to treat AIDS-related Kaposi's Sarcoma in the European Union in 1997, and the European Committee for Proprietary Medical Products approved this application in July 1999. In April 2000, Paxene(R) was approved for the same indication in Canada by the Health Protection Branch.

         We filed our own ANDA for paclitaxel with the FDA in December 1997. In August 1998 we purchased Immunex Corporation's ANDA for paclitaxel, which was the first ANDA filed with the FDA for paclitaxel injection. This ANDA was approved on September 15, 2000 and we are marketing paclitaxel in the United States under the name Onxol(TM). In connection with such approval, we received an exclusivity period which allows our product to be the only generic paclitaxel on the market for a period of 180 days. We are marketing Onxol(TM) in the United States through our direct sales force to oncologists and distributors of oncological drugs. We believe that these relationships can be used in the future to facilitate our commercialization of Paxoral(TM) and other oncology products.

         Our Galena subsidiary received an exception from registration to market Paxene(R) for various indications in Belarus in July 1999, and in the Czech Republic in September 2000. In March 2000 our product was approved in Poland for breast and ovarian cancers and is being marketed in Poland under the name Paxenor. We have also applied for approval to market Paxene(R) in other countries.

Respiratory

         We have substantial expertise in the development, manufacture and marketing of respiratory drugs, primarily for asthma, in metered-dose inhaler formulations. Our Norton Healthcare Limited subsidiary in the United Kingdom is the third largest respiratory company in that market. At the core of our respiratory franchise are advanced delivery systems, which include a patented metered-dose inhaler called Easi-Breathe(R) , and a unique new dry powder inhaler, as well as conventional metered-dose inhalers.

         Easi-Breathe(R). We hold patents on Easi-Breathe(R), our breath-activated metered-dose inhaler, which is designed to overcome the difficulty many persons experience with conventional metered-dose inhalers in attempting to coordinate their inhalation with the emission of the medication. Easi-Breathe(R) emits the medication automatically in one step upon inhalation, minimizing coordination problems and better ensuring that the medication is delivered to the lungs. We market our Easi-Breathe(R) breath-activated inhaler through our Norton Healthcare Limited subsidiary in the United Kingdom and through our Galena subsidiary in the Czech Republic.

         We have pioneered the development of propellants for aerosol products that do not contain CFCs, chemicals believed to be harmful to the environment which are being phased out on a global basis. In November 1997, we received the world's first approval for a CFC-free beclomethasone, and in April 2000, we received approval in the United Kingdom for a CFC-free albuterol. Both beclomethasone and albuterol are widely-prescribed anti-asthmatic drugs.

Urology

         Elmiron(R). We received our first United States approval to market our patented prescription medication Elmiron(R) (pentosan polysulfate sodium) in September 1996. Elmiron(R) is approved in the United States and Canada for the treatment of interstitial cystitis, a chronic, progressive and debilitating urinary bladder disease primarily affecting women. In September 1997, we sold the United States and Canadian marketing rights to Elmiron(R) and the urological medications Bicitra(R), Polycitra(R), Polycitra-K Crystals(R), Polycitra-LC(TM), Neutra-Phos(R), and Neutra-Phos-K(TM), to ALZA Corporation. Although this sale represented an exit by us from the urology business in 1997, we retained the marketing rights to these products outside of the United States and Canada and all proprietary rights and are currently seeking product approvals in various countries. We also retained rights to Elmiron(R) for veterinary uses and are developing it to treat feline interstitial cystitis.

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

         Paxoral(TM). Presently, paclitaxel, which is one of the leading anticancer drugs in the world, is marketed only in injectable form. We are developing an oral formulation of paclitaxel that we believe may provide significant advantages over the injectable dosage form in terms of patient convenience and reduced side-effects. We believe that our patented new system will allow patients to obtain effective doses of paclitaxel through oral administration and that this patented system can be applied to other chemotherapeutic agents that are not currently orally available. We are currently conducting human clinical trials to test the safety and efficacy of Paxoral(TM).

         Inhalation Aerosol Products. We are continuing to develop the Easi-Breathe(R) inhaler for use with various compounds. In light of international agreements calling for the eventual phase-out of chlorofluorocarbons, we are developing CFC-free inhalation aerosol products. We received regulatory approval to market CFC-free beclomethasone in Ireland and France in 1997 in our standard metered-dose inhaler and our Easi-Breathe(R) inhaler, the first such approvals for any company anywhere in the world. We received regulatory approval to market CFC-free beclomethasone in our standard metered-dose inhaler in Belgium, Italy, Finland and Portugal in 1999 and in Japan, Germany and Spain in 2000. In 1998, we also applied for approval to market an albuterol CFC-free formulation in various European countries, and in April 2000, this product was approved for marketing in the United Kingdom. This approval will provide the basis for expedited approvals in other European countries under the mutual recognition procedure. We have also developed a multi-dose dry powder inhaler which uses no propellant and is believed to have superior dosing accuracy than competing models. In 1998, we completed clinical trials in the United Kingdom for budesonide in our multi-dose dry powder inhaler. In 1999, we submitted Marketing Authorization Applications in the United Kingdom for approval to market a multi-dose dry powder inhaler for use with albuterol and budesonide. In the United States Phase III clinical trials to support U.S. marketing approval of CFC-free albuterol and beclomethasone are in progress.

         In developing environmentally friendly, CFC-free formulations for metered-dose inhalers, we and many of our competitors have obtained or licensed patents on formulations containing alternative propellants. There are many existing patents covering the use of hydrofluoroalkane with pharmaceuticals, and successful product development by us may require that we incur substantial expense in seeking to develop formulations that do not infringe competitors' patents, or that we license or invalidate such patents. We successfully invalidated certain relevant United Kingdom and European patents in the United Kingdom during 1997, 1998 and 1999.

         Soft Drug Technology. In December 1999, we acquired Soft Drugs, Inc., a private company with a significant patent portfolio. This acquisition enters us into a new field of technology and provides us with several new chemical entities to add to our growing pipeline of proprietary new drugs. These chemical entities include a corticosteroid that is rapidly converted to an inactive form after absorption, which will minimize the side effects normally associated with these drugs. Initial applications will be to treat asthma (as an inhaled product) and inflammatory diseases of the large intestine (in a special oral form).

Generic Products

         Another important part of our pharmaceutical business is the broad line of generic products, both prescription and over-the-counter, that are marketed by our various subsidiaries as generic substitutes or under a brand name. Generic drugs are therapeutically equivalent to their brand name counterparts, but are generally sold at lower prices and as alternatives to the brand name products. In order to remain successful in the generic pharmaceutical business, we are working to develop new formulations and to obtain marketing authorizations which will enable us to be the first or among the first to launch generic products on the market.

         In the United States, our IVAX Pharmaceuticals, Inc. subsidiary (which changed its name from Zenith Goldline Pharmaceuticals, Inc. in February 2001) manufactures and markets approximately 56 generic prescription drugs in capsule or tablet forms in an aggregate of approximately 123 dosage strengths under the "Zenith Goldline" and "Goldline" trade names. We also distribute in the United States approximately 282 additional generic prescription and over-the-counter drugs and vitamin supplements, in various dosage forms, dosage strengths and package sizes. Our domestic generic drug distribution network encompasses most trade classes of the pharmaceutical market, including wholesalers, retail drug chains, retail pharmacies, mail order companies, managed care organizations, hospital groups, nursing home providers and government agencies.

         In the United Kingdom, we are a leading provider of generic pharmaceuticals. We market approximately 110 generic prescription and over-the-counter drugs, about half of which we manufacture, in various dosage forms and dosage strengths, constituting an aggregate of approximately 229 products under the "Norton" trade name. Such products are marketed to wholesalers, retail pharmacies, hospitals, physicians and government agencies. In addition, we manufacture and market various "blow-fill-seal" pharmaceutical products, such as solutions for injection or irrigation, and unit-dose vials for nebulization to treat respiratory disorders.

         Generic products (but not including branded generic products) represented 49%, 56% and 51% of our revenues for the years ended December 31, 2000, 1999 and 1998, respectively.

New Generic Products Under Development

         We are seeking to supplement our portfolio of generic products by emphasizing the development of specialty generics, defined as those products which, because of one or more special characteristics, are likely to encounter less competition. Specialty generic products include those:

         o  which are difficult to formulate or manufacture;
         o  which involve regulatory obstacles or potential patent challenges;
            or
         o  for which limited raw material suppliers exist.

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

         During 2000 we received final FDA approval of 9 ANDAs, tentative FDA approval of 5 ANDAs, approval of 7 Abridged Product License Applications, or APLAs, the United Kingdom equivalent of an ANDA, from the United Kingdom Medicines Control Agency and approval of 2 APLAs in 2 other European Countries.

         As of January 1, 2001, we had ANDAs or its foreign equivalent pending as follows:

                    Number Pending                     Country
                          37                        United States
                          30                           England
                           9                           Ireland
                          10                           Germany
                           3                           France
                           1                           Canada

Acquisitions

         A significant component of the expansion of our pharmaceutical business has been the acquisition of strategic and complementary businesses. Some of our recent acquisitions are described below.

         Laboratorios Fustery, S.A. de C.V. In February 2001, we acquired Laboratorios Fustery, S.A. de C.V., which is based in Mexico City, Mexico. Fustery manufactures, markets and distributes a broad range of prescription pharmaceutical products and is a leading manufacturer of antibiotics and injectable products in Mexico. Fustery's therapeutic areas of primary emphasis are antibiotics, anti-inflammatories, analgesics, cardiovascular and gastrointestinal products. Fustery employs over 120 medical representatives whose objective is to promote Fustery's prescription products.

         Wakefield Pharmaceuticals, Inc. In September 2000, we acquired Wakefield Pharmaceuticals, Inc. which is based in Georgia. Wakefield markets and sells respiratory products to allergists, ear, nose and throat doctors, lung doctors and primary care physicians. Wakefield employs over 50 marketing professionals to market and sell respiratory products.

         Laboratorios Elmor, S.A. In June 2000, we acquired Laboratorios Elmor, S.A., which is based in Caracas, Venezuela. Elmor manufactures, markets and distributes a broad range of pharmaceutical products in Venezuela. Elmor is the second largest Venezuelan pharmaceutical company in terms of units sold, and one of the fastest growing pharmaceutical companies in Venezuela.

         Institute for Drug Research. In October 1999, we acquired the Institute for Drug Research, which is based in Budapest, Hungary. The Institute for Drug Research employs approximately 250 scientists and support staff and engages in original drug discovery and provides contract research services to other pharmaceutical companies. It was originally founded in 1950 as a government-owned pharmaceutical research and development center for the Hungarian pharmaceutical industry. Through our acquisition of the Institute for Drug Research, we obtained a research capability that includes drug discovery, screening, synthesis and pre-clinical development. Additionally, the Institute for Drug Research has a depository of more than 1,500 microorganisms to produce chemicals of medicinal value through fermentation. As part of the acquisition, we also acquired rights to several important compounds, including a patented drug for the treatment of benign prostatic hypertrophy which is currently undergoing clinical trials. The Institute for Drug Research also has a number of other new drug candidates that are now in clinical trials, including a tri-peptide with anti-thrombin activity similar to heparin, which helps prevent blood clots.

         Galena, a.s. In 1994, we acquired a 60% interest in Galena, a.s., one of the oldest and best known pharmaceutical companies based in the Czech Republic. Through open market purchases made in 1995, 1996, 1999 and 2000, and public tender offers made in 1999 and 2000, we increased our ownership interest in Galena to 98%. Galena develops, manufactures and markets a variety of human pharmaceutical and veterinary products, as well as syrup for a herbal based cola and an energy sport beverage, and active ingredients and herbal extracts used in the manufacture of pharmaceuticals, including cyclosporin and ergot alkaloids. All such products are manufactured in the Czech Republic. Galena sells its products primarily in Central and Eastern European countries, including Russia.

Collaborative Agreements

         We also seek to enter into collaborative alliances which allow us to exploit our drug discovery and development capabilities or provide us with valuable intellectual property and technologies. Some of these collaborative alliances are described below.

         Eli Lilly. In February 2001, we entered into an exclusive agreement with Eli Lilly and Company to develop and market talampanel, a compound discovered by our subsidiary The Institute for Drug Research, for the treatment of epilepsy.

         Center for Blood Research. In December 2000, we entered into a license and collaborative agreement with the Center for Blood Research, Inc., an affiliate of the Harvard Medical School. Pursuant to this agreement we will be collaborating with the Center to develop products to treat cystic fibrosis using technology licensed from the Center.

         Scripps Research Institute. In December 2000, we entered into an exclusive agreement with The Scripps Research Institute to develop and market cladribine for the treatment of multiple sclerosis.

         Bristol-Myers. In November 1999, we entered into a three-year product collaboration and development services agreement with Bristol-Myers Squibb Company in the areas of inhalation technology and oncology. With respect to inhalation technology, the agreement calls for us and Bristol-Myers to collaborate to develop one or more of Bristol-Myers' proprietary molecules using our patented devices, which Bristol-Myers would purchase from us. Bristol-Myers would retain the worldwide rights to market respiratory products containing its compounds.

         Indiana Protein Technologies, Inc. In August 1999, we entered into an agreement with Indiana Protein Technologies, Inc., a privately held company, to use Indiana Protein Technologies' recombinant technology in the joint development of a number of generic peptide-based pharmaceutical products, such as human growth hormone and interferon, for which no current generic equivalents exist.

         We continue to seek strategic collaborations with third parties in order to exploit our proprietary technologies on an opportunistic basis.

Licensing

         We have obtained licenses to technology and compounds for development into new pharmaceutical products from various inventors, universities and the United States government. For example, we are working with compounds licensed from The National Institutes of Health to develop a potential new treatment for brain cancer. We also grant licenses to other pharmaceutical companies relating to technologies or compounds under development and, in some cases, finished products. We will continue to seek new licenses from third parties, including pharmaceutical companies.

Other Businesses

Neutraceuticals

         Utilizing herbal extracts manufactured by our Galena subsidiary, we manufacture a line of high quality herbal neutraceutical products in soft gelatin capsules. We also provide contract manufacturing services for the nutritional supplement industry from our encapsulating facility in Miami, Florida. Turnkey services include custom formulation, raw material sourcing, soft gelatin encapsulation, and specialized packaging.

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

Diagnostics

         In March 2001, our diagnostics group merged with b2bstores.com forming IVAX Diagnostics, Inc., a publicly traded company which is listed on the American Stock Exchange under the symbol IVD. We own approximately 70% of the equity of IVAX Diagnostics, Inc.

         IVAX Diagnostics, Inc. develops, manufactures and markets diagnostic test kits or assays that are used to aid in the detection of disease markers primarily in the area of autoimmune and infectious diseases. These tests which are designed to aid in the identification of the causes of illness and disease, assist physicians in selecting appropriate patient treatment. Most of IVAX Diagonistics' tests are based on Enzyme Linked ImmunoSorbent Assay (ELISA) technology, a clinical technology used worldwide. In addition to an extensive line of diagnostic kits, IVAX Diagnostics also designs and manufactures laboratory instruments that perform the tests and provide fast and accurate results, while reducing labor costs. These products are marketed to clinical reference laboratories, hospital laboratories, research institutions and other commercial entities in the United States and in Italy through their direct sales force and through independent distributors in various other foreign markets. In May 1999, IVAX Diagnostics entered into a three year agreement to supply automated walk-away instrumentation for clinical laboratories to Sigma Diagnostics, Inc.

Patents and Proprietary Rights

         We believe that patents and other proprietary rights are important to our business. Our policy is to file patent applications to protect our products, technologies, inventions and improvements that we consider important to the development of our business. We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position.

         We hold approximately 470 United States and foreign patents and have filed several hundred United States and foreign patent applications. In addition, we have exclusively licensed several additional United States and foreign patents and patent applications. Our success depends, in part, on our ability to obtain United States and foreign patent protection for our products, to preserve our trade secrets and proprietary rights and to operate without infringing on the proprietary rights of third parties or having third parties circumvent our rights. Because of the length of time and expense associated with bringing new products through development and regulatory approval to the marketplace, the pharmaceutical industry has traditionally placed considerable importance on obtaining patent and trade secret protection for significant new technologies, products and processes.

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

         In the United States, the FDA requires extensive testing of new pharmaceutical products to demonstrate that such products are both safe and effective in treating the indications for which approval is sought. Testing in humans may not be commenced until after an Investigational New Drug exemption is granted by the FDA. An NDA must be submitted to the FDA for new drugs that have not been previously approved by the FDA and for new combinations of, and new indications and new delivery methods for, previously approved drugs. Three phases of clinical trials must be successfully completed before an NDA is approved. Phase I clinical trials involve the administration of the drug to a small number of healthy subjects to determine safety, tolerance, absorption and metabolism characteristics. Phase II clinical trials involve the administration of the drug to a limited number of patients for a specific disease to determine dose response, efficacy and safety. Phase III clinical trials involve the study of the drug to gain confirmatory evidence of efficacy and safety from a wide base of investigators and patients. In the case of a drug that has been previously approved by the FDA, an abbreviated approval process is available. For such drugs an ANDA may be submitted to the FDA for approval. For an ANDA to be approved, among other requirements, the drug must be shown to be bioequivalent to the previously approved drug. The NDA and ANDA approval processes generally take a number of years and involve the expenditure of substantial resources. Even so, the time and resources devoted to seeking regulatory approval for new products will not necessarily result in product approvals or earnings.

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

Competition

         The pharmaceutical market is highly competitive and includes many established companies. Some of our major competitors are:

         o  3M
         o  Astra Zeneca
         o  Boehringer Ingelheim
         o  Bristol-Myers Squibb
         o  Geneva Pharmaceuticals

         o  Glaxo Welcome
         o  Eli Lilly
         o  Mylan Pharmaceuticals
         o  Novartis Pharmaceuticals
         o  Schering-Plough
         o  Teva Pharmaceuticals

          Our competitors may be able to develop products and processes competitive with or superior to our own for many reasons, including that they may have:

         o  significantly greater financial resources;
         o  larger research and development and marketing staffs;
         o  larger production facilities; or
         o extensive experience in preclinical testing and human clinical trials.

         The pharmaceutical market is undergoing, and is expected to continue to undergo, rapid and significant technological change, and we expect competition to intensify as technological advances are made. We intend to compete in this marketplace by developing or licensing pharmaceutical products that are either patented or proprietary and which are primarily for indications having relatively large patient populations or for which limited or inadequate treatments are available, and, with respect to generic pharmaceuticals, by developing therapeutic equivalents to previously patented products which we expect to have less intensive competition. Developments by others could make our pharmaceutical products or technologies obsolete or uncompetitive.

         In addition to product development, other competitive factors in the pharmaceutical industry include product quality, price, customer service, and reputation. Price is a key competitive factor in the generic pharmaceutical business. To compete effectively on the basis of price and remain profitable, a generic drug manufacturer must manufacture its products in a cost-effective manner.

         Revenues and gross profit derived from generic pharmaceutical products tend to follow a pattern based on regulatory and competitive factors unique to the generic pharmaceutical industry. As patents for brand-name products and related exclusivity periods mandated by regulatory authorities expire, the first generic manufacturer to apply for regulatory approval for generic equivalents of such products may be entitled to a 180-day period of marketing exclusivity under the Hatch-Waxman act. During this exclusivity period, the FDA cannot approve any other generic equivalent. If we are not the first generic applicant, our generic product will be kept off the market for an additional 180 days after the first generic commercial launch of the product. The first generic equivalent on the market is usually able to achieve relatively high revenues and gross profit. As other generic manufacturers receive regulatory approvals and enter the market prices typically decline. Accordingly, the level of revenues and gross profit attributable to generic products developed and manufactured by us is dependent, in part, on:

         o  our ability to maintain a pipeline of products in development;
         o  our ability to develop and rapidly introduce new products;
         o  the timing of regulatory approval of such products;
         o the number and timing of regulatory approvals of competing products; and
         o  our ability to manufacture such products efficiently.

         Because of the regulatory and competitive factors discussed above, our revenues and results of operations historically have fluctuated from period to period. We expect this fluctuation to continue as long as a significant part of our revenues are generated from sales of generic pharmaceuticals.

         In addition to competition from other generic drug manufacturers, we face competition from brand-name companies as they increasingly sell their products into the generic market directly by establishing, acquiring or forming licensing or business arrangements with generic pharmaceutical companies. No regulatory approvals are required for a brand-name manufacturer to sell directly or through a third party to the generic market, nor do such manufacturers face any other significant barriers to entry into such market.

         In addition, many large drug companies are increasingly pursuing strategies to prevent or delay the introduction of generic competition. These strategies include:

         o seeking to establish regulatory obstacles to demonstrating that there is no significant difference in the rate and extent to which the active ingredient in the generic product becomes available at the site of drug action as compared to the brand name counterpart;
         o instituting legal actions that automatically delay approval of generic products the approval of which requires certifications that the brand name drug's patents are invalid or would not be infringed by the generic;
         o obtaining approvals of patented drugs for a rare disease or condition and, as a result, obtaining seven years of exclusivity for that indication;
         o obtaining extensions of patent exclusivity by conducting trials of brand name drugs using children; and
         o persuading the FDA to withdraw the approvals of brand name drugs the patents for which are about to expire so that the brand name company can substitute a new patented product.

         Additionally, in the United States, some companies have lobbied Congress for amendments to the Hatch-Waxman legislation which could give them additional advantages over generic competitors such as us. For example, although the life of a drug company's drug patent is extended for a period equal to the time that it takes the FDA to approve the drug, some companies have proposed eliminating the five-year maximum on the period of those patent extensions and extending the patent life by a full year for each year spent in clinical trials, rather than the one-half year that is currently allowed. If proposals like these become effective, our entry into the U.S. market and our ability to generate revenues associated with these products will be delayed.

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

         A significant amount of our United States generic pharmaceutical sales are made to a relatively small number of drug wholesalers and retail drug chains, which represent an essential part of the distribution chain of generic pharmaceutical products in the United States. Drug wholesalers and retail drug chains have undergone, and are continuing to undergo, significant consolidation, which has resulted in our customers gaining more purchasing leverage and consequently increasing the pricing pressures facing our United States generic pharmaceutical business. Further consolidation among our customers may result in even greater pricing pressures and correspondingly reduce the gross margins of this business.

         Other competitive factors affecting our business include the emergence of large buying groups representing independent retail pharmacies and the prevalence and influence of managed care organizations and similar institutions, which are able to seek price discounts on pharmaceutical products. As the influence of these entities continues to grow, we may continue to face increased pricing pressure on the products we market.

Backlog Orders

         As of February 21, 2001, the dollar amount of backlog orders for IVAX Pharmaceuticals was $20.6 million compared to $6.6 million as of February 21, 2000, and for Norton Healthcare Limited was $0.8 million compared to $2.4 million. Approximately $5.6 million of the backlog orders for IVAX Pharmaceuticals may not be filled during our current fiscal year.

Raw Materials

         Raw materials needed for our business are generally readily available from multiple sources. Certain raw materials and components used in the manufacture of our products are, however, available from limited sources, and in some cases, a single source. A problem with the availability of such raw materials could cause production or other delays, and, in the case of products for which only one raw material supplier exists, could result in a material loss of sales, with consequent adverse effects on our business. In addition, because raw material sources for pharmaceutical products must generally be approved by regulatory authorities, changes in raw material suppliers may result in production delays, higher raw material costs and loss of sales and customers. We obtain a significant portion of our raw materials from foreign suppliers, and our arrangements with such suppliers are subject to FDA, customs and other government clearances, duties and regulation by the countries of origin.

Returns

         Based on industry practice, generic manufacturers, including us, have liberal return policies and have been willing to give customers post-sale inventory allowances. Under these arrangements, the manufacturers give customers credits on the manufacturer's generic products which the customers hold in inventory after decreases in the market prices of the generic products. Like our competitors, we also give credits for charge-backs to wholesale customers that have contracts with us for their sales to hospitals, group purchasing organizations, pharmacies or other retail customers.

Seasonality

         While certain of our individual products may have a degree of seasonality, there are no significant seasonal aspects to our business, except that sales of pharmaceutical products indicated for colds and flu symptoms are higher during the fourth quarter as customers supplement inventories in anticipation of the cold and flu season. In addition, revenues that are contingent upon licensees achieving certain sales targets during the year tend to be higher in the second half of the year.

Environment

         We believe that our operations comply in all material respects with applicable laws and regulations concerning the environment. While it is impossible to accurately predict the future costs associated with environmental compliance and potential remediation activities, compliance with environmental laws is not expected to require significant capital expenditures and has not had, and is not presently expected to have, a material adverse effect on our earnings or competitive position.

Disposition of Non-Core Businesses

         During 1997 and 1998, we divested our intravenous products, specialty chemicals and personal care products businesses, all of which had been classified as discontinued operations since 1997. Income from discontinued operations totaled $600,000 and $48.9 million for the years ended December 31, 1999 and 1998, respectively.

         On September 18, 1997, we sold the United States and Canadian marketing rights to our proprietary drug Elmiron(R) and three additional urology products to ALZA. Although this sale represented an exit by us from the urology business in 1997, we retained the rights to these products outside of the United States and Canada.

Employees

         As of February 28, 2001, we had approximately 5,800 employees worldwide.

Risk Factors

         You should carefully consider the following risks regarding our company. These and other risks could materially and adversely affect our business, operating results or financial condition. You should also refer to the other information contained or incorporated by reference in this report.

Risks Relating to Our Company

Our research and development expenditures may not result in commercially successful products.

         We spent approximately $65.3 million during 2000 on our research and development efforts. This amount represents a significant increase in the amounts we allocated to research and development in prior periods. We may in the future increase the amounts we expend for research and development. As a result, our research and development expenditures may have an adverse impact on our earnings in the short term. Further, we cannot be sure that our research and development expenditures will, in the long term, result in the discovery or development of products which prove to be commercially successful.

Our potential acquisitions may reduce our earnings, be difficult for us to combine into our operations or require us to obtain additional financing.

         We search for and evaluate acquisitions which will provide new product and market opportunities, benefit from and maximize our existing assets and add critical mass. Acquisitions commonly involve risks and may have a material effect on our results of operations. Any acquisitions we make may:

         o  fail to accomplish our strategic objectives;
         o  not be successfully combined with our operations; and
         o  not perform as expected.

         In addition, based on current acquisition prices in the pharmaceutical industry, our acquisitions could initially reduce our per share earnings and add significant intangible assets and related goodwill amortization charges. Our acquisition strategy may require us to obtain additional debt or equity financing, resulting in additional leverage or increased debt obligations as compared to equity and dilution of ownership. We may not be able to finance acquisitions on terms satisfactory to us.

We depend on our development, manufacture and marketing of new products for our future success.

         Our future success is largely dependent upon our ability to develop, manufacture and market commercially successful new pharmaceutical products and generic versions of pharmaceutical products that are no longer subject to patents. Generally, the commercial marketing of pharmaceutical products depends upon:

         o  continually developing and testing products;
         o  proving that new products are safe and effective in clinical trials;
         o proving that there is no significant difference in the rate and extent to which the active ingredient in the generic product becomes available at the site of drug action as compared to the brand name version; and
         o  receiving requisite regulatory approval for all new products.

         Delays in the development, manufacture and marketing of new products will impact our results of operations. Each of the steps in the development, manufacture and marketing of our products, as well as the process taken as a whole, involves significant periods of time and expense. We cannot be sure that:

         o any of our products presently under development, if and when fully developed and tested, will perform as we expect;
         o we will obtain necessary regulatory approvals in a timely manner, if at all; or
         o we can successfully and profitably produce and market any of our products.

We depend on our patents and proprietary rights and cannot be certain of their confidentiality and protection.

         Our success with our proprietary products depends, in large part, on our ability to protect our current and future technologies and products and to defend our intellectual property rights. If we fail to adequately protect our intellectual property, competitors may manufacture and market products similar to ours. We have numerous patents covering our technologies. We have filed, and expect to continue to file, patent applications seeking to protect newly developed technologies and products in various countries, including the United States. The United States Patent and Trademark Office does not publish patent applications or make information about pending applications available to the public until it issues the patent. Since publication of discoveries in the scientific or patent literature tends to follow actual discovery by several months, we cannot be certain that we were the first to file patent applications on our discoveries. We cannot be sure that we will receive patents for any of our patent applications or that any existing or future patents that we receive or license will provide competitive advantages for our products. We also cannot be sure that competitors will not challenge, invalidate or avoid the application of any existing or future patents that we receive or license. In addition, patent rights may not prevent our competitors from developing, using or selling products that are similar or functionally equivalent to our products.

         We also rely on trade secrets, unpatented proprietary know-how and continuing technological innovation. We use confidentiality agreements with licensees, suppliers, employees and consultants to protect our trade secrets, unpatented proprietary know-how and continuing technological innovation. We cannot assure you that these parties will not breach their agreements with us. We also cannot be certain that we will have adequate remedies for any breach. Disputes may arise concerning the ownership of intellectual property or the applicability of confidentiality agreements. Furthermore, we cannot be sure that our trade secrets and proprietary technology will not otherwise become known or that our competitors will not independently develop our trade secrets and proprietary technology. We also cannot be sure, if we do not receive patents for products arising from research, that we will be able to maintain the confidentiality of information relating to our products.

Third parties may claim that we infringe their proprietary rights and may prevent us from manufacturing and selling some of our products.

         The manufacture, use and sale of new products that are the subject of conflicting patent rights have been the subject of substantial litigation in the pharmaceutical industry. These lawsuits relate to the validity and infringement of patents or proprietary rights of third parties. We may have to defend against charges that we violated patents or proprietary rights of third parties. This is especially true for the sale of the generic version of products on which the patent covering the branded product is expiring, an area where infringement litigation is prevalent. Our defense against charges that we infringed third party patents or proprietary rights could require us to incur substantial expense and to divert significant effort of our technical and management personnel. If we infringe on the rights of others, we could lose our right to develop or make some products or could be required to pay monetary damages or royalties to license proprietary rights from third parties.

         Although the parties to patent and intellectual property disputes in the pharmaceutical product area have often settled their disputes through licensing or similar arrangements, the costs associated with these arrangements may be substantial and could include ongoing royalties. Furthermore, we cannot be certain that the necessary licenses would be available to us on terms we believe to be acceptable. As a result, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling a number of our products.

Marketing practices such as returns, allowances and charge-backs and marketing programs adopted by wholesalers may reduce sales revenues in subsequent periods.

         Based on industry practice, generic manufacturers, including us, have liberal return policies and have been willing to give customers post-sale inventory allowances. Under these arrangements, the manufacturers give customers credits on the manufacturer's generic products which the customers hold in inventory after decreases in the market prices of the generic products. Like our competitors, we also give credits for charge-backs to wholesale customers that have contracts with us for their sales to hospitals, group purchasing organizations, pharmacies or other retail customers. A charge-back is the difference between the price the wholesale customer pays and the price that the wholesale customer's end-customer pays for a product. Although we establish reserves based on our prior experience and our best estimates of the impact that these policies may have in subsequent periods, we cannot ensure that our reserves are adequate or that actual product returns, inventory allowances and charge-backs will not exceed our estimates. In the second quarter of 1996, based upon price declines at a time of significant inventory levels, these credits were approximately $44 million higher than the average levels that we experienced in prior quarters. Following our announcement of the expected credits prior to the end of the second quarter, the market price of our common stock immediately fell approximately 36%, and a number of persons subsequently filed class action litigation against us based on the decline. That class action litigation was resolved in our favor when the court dismissed it on the merits.

The concentration of ownership among our principal shareholders may permit those shareholders to influence corporate matters and policies.

         As of February 28, 2001, our executive officers, directors and two additional shareholders currently have or share voting control over approximately 26% of our issued and outstanding common stock. As a result, these persons may have the ability to significantly influence the election of the members of our board of directors and other corporate decisions.

A number of internal and external factors have caused and may continue to cause the market price of our stock to be volatile.

         The market prices for securities of companies engaged in pharmaceutical development, including us, have been volatile. Many factors, including many over which we have no control, may have a significant impact on the market price of our common stock, including without limitation:

         o our or our competitors' announcement of technological innovations or new commercial products;
         o  changes in governmental regulation;
         o  our or our competitors' receipt of regulatory approvals;
         o our or our competitors' developments relating to patents or proprietary rights;
         o publicity regarding actual or potential medical results for products that we or our competitors have under development; and
         o  period-to-period changes in financial results.

Political and economic instability and foreign currency fluctuations may adversely affect the revenues our foreign operations generate.

         Currency exchange fluctuations and restrictions, political instability in some countries, and uncertainty as to the enforceability of, and government control over, commercial rights may affect our foreign operations.

         We sell products in many countries that are susceptible to significant foreign currency risk. We generally sell these products for United States dollars, which eliminates our direct currency risk but increases our credit risk if the local currency devalues significantly and it becomes more difficult for customers to purchase the United States dollars required to pay us. Acquisitions we are currently evaluating or pursuing may increase our foreign currency risk. On June 20, 2000, we announced our acquisition of Laboratorios Elmor, S.A., a pharmaceutical company based in Venezuela. Venezuela is considered a highly inflationary country. Any future acquisition of additional operations that we may make may expose us to additional risk.

Future inability to obtain raw materials or products from contract manufacturers could seriously affect our operations.

         We currently obtain raw materials and other products from single domestic or foreign suppliers. Although to date we have not experienced difficulty in obtaining these raw materials and products, we cannot assure you that supply interruptions will not occur in the future or that we will not have to obtain substitute materials or products, which would require additional regulatory approvals. Further, we cannot assure you that our third party suppliers will continue to supply us. In addition, changes in our raw material suppliers could result in delays in production, higher raw material costs and loss of sales and customers because regulatory authorities must generally approve raw material sources for pharmaceutical products. Any significant interruption of supply could have a material adverse effect on our operations.

Increased indebtedness may impact our financial condition and results of operations.

         On December 31, 2000, we had approximately $256.6 million of consolidated indebtedness. We may incur additional indebtedness in the future. Our level of indebtedness will have several important effects on our future operations, including, without limitation:

         o we will use a portion of our cash flow from operations for the payment of any principal or interest due on our outstanding indebtedness;
         o our outstanding indebtedness and leverage will increase the impact of negative changes in general economic and industry conditions, as well as competitive pressures; and
         o the level of our outstanding debt may affect our ability to obtain additional financing for working capital, capital expenditures or general corporate purposes.

         General economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control, may affect our future performance. As a result, these and other factors may affect our ability to make principal and interest payments on our indebtedness. We anticipate that approximately $14.6 million of cash flow from operations will be required to discharge our annual obligations on our currently outstanding indebtedness. Our business might not continue to generate cash flow at or above current levels. If we cannot generate sufficient cash flow from operations in the future to service our debt, we may, among other things:

         o  seek additional financing in the debt or equity markets;
         o  refinance or restructure all or a portion of our indebtedness;
         o  sell selected assets;
         o  or reduce or delay planned capital expenditures.

         These measures might not be sufficient to enable us to service our debt. In addition, any financing, refinancing or sale of assets might not be available on economically favorable terms.

We have enacted a shareholder rights plan and charter provisions that may have anti-takeover effects.

         We have in place a shareholders rights plan under which we issued common stock purchase rights. As a result of the plan, each share of our common stock carries with it one common stock purchase right. Each common stock purchase right entitles the registered holder to purchase from us one-half of a share of our common stock at a price of $15 per one-half of a share, subject to adjustment. The common stock purchase rights are intended to cause substantial dilution to a person or group who attempts to acquire us on terms that our board of directors has not approved. The existence of the common stock purchase rights could make it more difficult for a third party to acquire a majority of our common stock. Other provisions of our articles of incorporation and bylaws may also have the effect of discouraging, delaying or preventing a merger, tender offer or proxy contest, which could have an adverse effect on the market price of our common stock.

Risks Relating to Our Industry

Our revenues and profits from generic pharmaceuticals will decline as we or our competitors introduce additional generic equivalents of those products.

         Revenues and gross profit derived from generic pharmaceutical products tend to follow a pattern based on regulatory and competitive factors unique to the generic pharmaceutical industry. As patents for brand name products and the related exclusivity periods established by regulation expire, the first generic manufacturer to apply for regulatory approval for a generic equivalent of a brand name product may be entitled to a 180-day period of marketing exclusivity under the Hatch-Waxman Act. During this exclusivity period, the United States Food and Drug Administration, or FDA, cannot approve any other generic equivalent. If we are not the first generic applicant, our generic product will be kept off the market for an additional 180 days after the brand name drug's patents expire. Whether due to the 180-day period of marketing exclusivity or other factors that delay the approval of other generic competitors, the first generic equivalent on the market is usually able to initially achieve relatively high revenues and gross profit. As other generic manufacturers receive regulatory approvals on competing products, prices and revenues typically decline. The timing of these declines is unpredictable and can result in a significantly curtailed period of profitability for a generic product. The level of revenues and gross profit attributable to generic products that we develop and manufacture is dependent, in part, on:

         o  our ability to develop and introduce new generic products;
         o  the timing of regulatory approval of generic products;
         o  the number and timing of regulatory approvals of competing products;
         o strategies brand name companies adopt to maintain their market share; and
         o  our cost of manufacturing.

         Generic products (but not including branded generic products) represented 49%, 56% and 51% of our revenues for the years ended December 31, 2000, 1999 and 1998, respectively.

Legislative proposals, reimbursement policies of third parties, cost containment measures and health care reform could affect the marketing, pricing and demand for our products.

         Various legislative proposals, including proposals relating to prescription drug benefits, could materially impact the pricing and sale of our products. Further, reimbursement policies of third parties may affect the marketing of our products. Our ability to market our products will depend in part on reimbursement levels for the cost of the products and related treatment established by health care providers, including government authorities, private health insurers and other organizations, such as health maintenance organizations, or HMOs, and managed care organizations, or MCOs. Insurance companies, HMOs, MCOs, Medicaid and Medicare administrators and others are increasingly challenging the pricing of pharmaceutical products and reviewing their reimbursement practices. In addition, the following factors could significantly influence the purchase of pharmaceutical products, which would result in lower prices and a reduced demand for our product:

         o  the trend toward managed health care in the United States;
         o  the growth of organizations such as HMOs and MCOs;
         o legislative proposals to reform health care and government insurance programs; and
         o price controls and non-reimbursement of new and highly priced medicines for which the economic therapeutic rationales are not established.

These cost containment measures and health care reform proposals could affect our ability to sell our products.

         The reimbursement status of a newly approved pharmaceutical product may be uncertain. Reimbursement policies may not include some of our products. Even if reimbursement policies of third parties grant reimbursement status for a product, we cannot be sure that these reimbursement policies will remain in effect. Limits on reimbursement could reduce the demand for our products. The unavailability or inadequacy of third party reimbursement for our products would reduce or possibly eliminate demand for our products. We are unable to predict whether governmental authorities will enact additional legislation or regulation which will affect third party coverage and reimbursement that reduces demand for our products.

Our industry is highly competitive which affects our product selection, pricing, gross profit and market share.

         The pharmaceutical industry is intensely competitive. Most or all of the products that we sell or license will face competition from different chemical or other agents intended to treat the same diseases. Our current and future products will also face competition from traditional forms of drug delivery and from advanced delivery systems others are developing. Our competitors vary depending upon geographic regions, product categories, and within each product category, upon dosage strengths and drug delivery systems. Some of our major competitors are:

         o  3M
         o  Astra Zeneca
         o  Barr Laboratories
         o  Boehringer Ingelheim
         o  Bristol-Myers Squibb
         o  Geneva Pharmaceuticals
         o  Glaxo Wellcome
         o  Eli Lilly
         o  Mylan Pharmaceuticals
         o  Novartis Pharmaceuticals
         o  Schering-Plough
         o  Teva Pharmaceuticals

Our competitors may be able to develop products and processes competitive with or superior to our own for many reasons, including that they may have:

         o  significantly greater financial resources;
         o  larger research and development and marketing staffs; or
         o larger production facilities or extensive experience in preclinical testing and human clinical trials.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

         This annual report on Form 10-K and the documents that are incorporated by reference into this Form 10-K contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this Form 10-K and the documents incorporated into this Form 10-K by reference contain forward-looking statements regarding:

         o our intention to generate growth through the introductions of new proprietary drugs, the expanded sale and distribution of our current products, the acquisition of new businesses and products and strategic collaborations;
         o the ability of our research programs to develop improved forms of drugs, novel compounds and new delivery systems, including the development of improved formulations of paclitaxel and complementary products;
         o our ability to integrate operations and exploit opportunities among our subsidiaries;
         o  our capacity to become a worldwide leader in the asthma market;
         o our ability to capitalize on current relationships in the oncology market to market new generic biotech drugs and our commercialization of Paxoral(trademark) and other oncology products;

         o our capability to identify, acquire and successfully integrate new acquisitions of companies and products;
         o the ability of our new patented oral administration system to provide patients effective doses of paclitaxel with more convenience and reduced side-effects and the applicability of this system to other chemotherapeutic agents;
         o our ability to develop Easi-Breathe(registered trademark) for use with various compounds;
         o  our ability to further develop CFC-free inhalation aerosol products;
         o our ability to develop a corticosteroid with minimal side effects to treat asthma and inflammatory diseases of the large intestine;
         o our ability to develop new formulations and obtain marketing authorizations which will enable us to be the first, or among the first, to launch generic products;
         o our ability to further develop and market talampanel, cladribine, human growth hormone, interferon and products to treat cystic fibrosis;
         o our ability to develop or license proprietary products for indications having large patient populations, or for which limited or inadequate treatments exist;
         o our capacity to accelerate product development and commercialization by in-licensing products and by developing new dosage forms or new therapeutic indications for existing products;
         o anticipated trends in the pharmaceutical industry and the effect of technological advances on competition;
         o  our estimates regarding the capacity of our facilities; and
         o our intention to fund 2001 capital expenditures from existing cash and internally generated funds.

         These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

         o  difficulties in product development;
         o efficacy or safety concerns with respect to marketed products, whether or not scientifically justified, leading to recalls, withdrawals or declining sales;
         o our ability to identify potential acquisitions and to successfully acquire and integrate such operations or products;
         o the ability of the company to obtain approval from the FDA to market new pharmaceutical products
         o the acceptance of new products by the medical community as effective as alternative forms of treatment for indicated conditions;
         o  the outcome of any pending or future litigation; and
         o the impact of new regulations or court decisions regarding the protection of patents and the exclusivity period for the marketing of branded drugs.

         You should also read carefully the section of this annual report on Form 10-K under the heading "Risk Factors".

Financial Information about Foreign and Domestic Operations

         Specific financial information with respect to our foreign and domestic operations is provided in Note 13, Business Segment Information, in the Notes to Consolidated Financial Statements incorporated by reference to the Financial Information section of our 2000 Annual Report to Shareholders.

Item 2.  Properties

         Our corporate headquarters are located in Miami, Florida. We maintain offices, warehouses, research and development facilities and/or distribution centers in Argentina, China, the Czech Republic, Finland, Germany, Hong Kong, Hungary, India, Ireland, Italy, Kazakhstan, Mexico, Latvia, Peru, Poland, Russia, the Slovak Republic, Sweden, Switzerland, Taiwan, Ukraine, Uruguay, Venezuela and various parts of the United

States and the United Kingdom, most of which are held pursuant to leases. None of these leases are material to us.

         We operate pharmaceutical manufacturing facilities in Buenos Aires, Argentina; Beijing, China; Opava-Komarov, Czech Republic; Runcorn, England; Miami, Florida; Falkenhagen, Germany; Budapest, Hungary; Waterford, Ireland; Mexico City and Monterey, Mexico; Northvale, New Jersey; Cidra, Puerto Rico; St. Croix, US Virgin Islands; Montevideo, Uruguay; and Guacara, Venezuela. IVAX Diagnostics, Inc. has manufacturing facilities located in Springdale, Arkansas; Miami, Florida; and Rome, Italy. We own our Miami, Budapest, Buenos Aires, Cidra, Guacara, Mexico City, Monterey, Montevideo, Opava-Komarov and Falkenhagen manufacturing facilities, and lease our remaining manufacturing facilities. In connection with the sale of the specialty chemicals business, we retained ownership of our manufacturing facilities in Rock Hill, South Carolina and Marion, Ohio which we are seeking to sell.

         We believe our facilities are in satisfactory condition, are suitable for their intended use and, in the aggregate, have capacities in excess of those necessary to meet our present needs. A portion of our pharmaceutical manufacturing capacity and our research and development activities, as well as our corporate headquarters and other critical business functions are located in areas subject to hurricane casualty risk. Although we have certain limited protection afforded by insurance, our business and our earnings could be materially adversely affected in the event of a major windstorm.

Item 3.  Legal Proceedings

         In late April 1995, IVAX Pharmaceuticals, NV (which was formerly named Zenith Laboratories, Inc.), one of our wholly-owned subsidiaries ("Zenith"), received approvals from the FDA to manufacture and market the antibiotic cefaclor in capsule and oral suspension formulations. Cefaclor is the generic equivalent of Ceclor(R), a product of Eli Lilly and Company ("Lilly"). On April 27, 1995, Lilly filed a lawsuit against Zenith and others styled Eli Lilly and Company v. American Cyanamid Company, Biocraft Laboratories, Inc., Zenith Laboratories, Inc. and Biochimica Opos S.p.A. in the United States District Court for the Southern District of Indiana, Indianapolis Division. In general, the lawsuit alleges that Biochimica Opos S.p.A. ("Opos"), Zenith's cefaclor raw material supplier, manufactured cefaclor raw material in a manner which infringed two process patents owned by Lilly, and that Zenith and the other defendants knowingly and willfully infringed and induced Opos to infringe the patents by importing the raw material into the United States. The lawsuit seeks to enjoin Zenith and the other defendants from infringing or inducing the infringement of the patents and from making, using or selling any product incorporating the raw material provided by Opos, and seeks an unspecified amount of monetary damages and the destruction of all cefaclor raw material manufactured by Opos and imported into the United States. In August 1995, the Court denied Lilly's motion for preliminary injunction which sought to prevent Zenith from selling cefaclor until the merits of Lilly's allegations could be determined at trial. On May 10, 1996, the United States Court of Appeals for the Federal Circuit affirmed the district court's denial of Lilly's motion for preliminary injunction. On February 28, 1997, Lilly filed an amended complaint alleging the infringement of an additional patent. Lilly subsequently filed a second amended complaint but did not revise its allegations regarding Zenith. Zenith has asserted a counterclaim, which remains pending. Zenith ceased selling cefaclor in January 1997, when it announced a recall in the United States of cefaclor as a result of the recall by Opos of the raw material used to manufacture the product.

        On December 21, 1998, an action purporting to be a class action, styled Louisiana Wholesale Drug Co. vs. Abbott Laboratories, Geneva Pharmaceuticals, Inc. and Zenith Goldline Pharmaceuticals, Inc., was filed against IVAX Pharmaceuticals and others in the United States District Court for the Southern District of Florida, alleging a violation of Section 1 of the Sherman Antitrust Act. Plaintiffs purport to represent a class consisting of customers who purchased a certain proprietary drug directly from Abbott Laboratories during the period beginning on October 29, 1998. Plaintiffs allege that, by settling patent-related litigation against Abbott in exchange for quarterly payments, the defendants engaged in an unlawful restraint of trade. The complaint seeks unspecified treble damages and injunctive relief. Fourteen additional class action lawsuits containing allegations similar to those in the Louisiana Wholesale case were filed in various jurisdictions between July 1999 and February 2001, the majority of which have been consolidated with the Louisiana Wholesale case. On December 13, 2000 plaintiffs' motion for summary judgement on the issue of whether the settlement agreement constituted a per se violation of Section 1 of the Sherman Antitrust Act in the Louisiana Wholesale case was granted. IVAX Pharmaceuticals has sought leave to appeal to the United States Court of Appeals for the Eleventh Circuit. On March 13, 2000 the Federal Trade Commission ("FTC") announced that it had issued complaints against, and negotiated consent decrees with, Abbott Laboratories and Geneva Pharmaceuticals arising out of an investigation of the same subject matter that is involved in these lawsuits. The FTC took no action against IVAX Pharmaceuticals.

         IVAX Pharmaceuticals has been named in a number of individual and class action lawsuits in both state and federal courts involving the diet drug combination of fenfluramine and phentermine, commonly known as "fen-phen." Generally, these lawsuits seek damages for personal injury, wrongful death and loss of consortium, as well as punitive damages, under a variety of liability theories including strict products liability, breach of warranty and negligence. IVAX Pharmaceuticals did not manufacture either fenfluramine or phentermine, but did distribute the generic version of phentermine manufactured by Eon Labs Manufacturing, Inc. ("Eon") and Camall Company. Although IVAX Pharmaceuticals had a very small market share, as of January 31, 2001, IVAX Pharmaceuticals has been named in approximately 4,950 cases and has been dismissed from approximately 3,381 cases, with additional dismissals pending. IVAX Pharmaceuticals intends to vigorously defend all of the lawsuits, and while management believes that its defense will succeed, as with any litigation, there can be no assurance of this. Currently Eon is paying for approximately 50% of IVAX Pharmaceuticals' costs in defending these suits and is fully indemnifying IVAX Pharmaceuticals against any damages IVAX Pharmaceuticals may suffer as a result of cases involving product manufactured by Eon. In the event Eon discontinues providing this defense and indemnity, IVAX Pharmaceuticals has its own product liability insurance. While IVAX Pharmaceuticals' insurance carriers have issued reservations of rights, IVAX Pharmaceuticals believes that it has adequate coverage. Although it is impossible to predict with certainty the outcome of litigation, in the opinion of management, this litigation will not have a material adverse impact on our financial condition or results of operation.

         On March 7, 2000, individuals purporting to be our shareholders filed a class action complaint styled Goldfisher v. IVAX Corporation, et al. against us and certain of our current and former officers and directors in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida. The plaintiff seeks to act as the representative of a class consisting of all purchasers of our common stock between December 19, 1997 and the date of class certification. The complaint generally alleges that our adoption of a shareholder rights plan containing a provision that would limit the ability of certain members who might be added to the Board of Directors following a change of control to approve a decision to redeem the rights, which is commonly known as a "dead hand" provision, is a violation of the Florida Business Corporation Act and our articles of incorporation and by-laws. Plaintiffs seek an injunction invalidating this provision, as well as damages in an unspecified amount which, in the opinion of management, would not be material. On February 8, 2001, a motion for summary judgment was granted in our favor. Plaintiffs have a Motion for Attorneys' Fees pending.

Paclitaxel Related Litigation

         On March 26, 1998, Bristol Myers Squibb Company ("BMS") filed a complaint in the United States District Court for the District of New Jersey styled Bristol Myers Squibb Company v. Zenith Goldline Pharmaceuticals, Inc., et al. alleging patent infringement of two of its patents relating to Taxol(R). IVAX Pharmaceuticals filed various counterclaims based on antitrust and unfair competition.

On March 3, 2000, the court granted IVAX Pharmaceuticals's motion for summary judgment of invalidity. On April 17, 2000, BMS filed an appeal which remains pending. IVAX Pharmaceuticals' counterclaims have been stayed.

         On August 11, 2000, American BioScience, Inc. ("ABI") filed a complaint in the United States District Court for the Central District of California styled American BioScience, Inc. v. Bristol Myers Squibb Company for a temporary restraining order and preliminary injunction compelling BMS to list in the FDA's Orange Book ABI's `331 patent, which purportedly covers BMS's Taxol(R) product. The listing of the patent in the FDA's Orange Book would have the effect of blocking generic competition. A hearing was held on September 6, 2000 and the Court denied ABI's request for preliminary injunction, declined to approve the settlement between ABI and BMS and dismissed ABI's complaint and ordered that BMS de-list the `331 patent. ABI appealed and sought a stay of the Order from the Ninth Circuit Court of Appeals, which was denied on September 13, 2000. The appeal remains pending.

         On September 7, 2000, ABI filed a lawsuit for patent infringement styled American BioScience, Inc. v. Baker Norton Pharmaceuticals, Inc., Zenith Goldline Pharmaceuticals, Inc., and IVAX Corporation in the United States District Court for Central District of California alleging infringement of its `331 patent, which purports to cover paclitaxel, and seeking damages in an unspecified amount. This matter remains pending.

         On September 20, 2000, ABI filed a complaint in the United States District Court for the District of Columbia styled American BioScience, Inc. v. Donna E. Shalala, et al., which sought by temporary restraining order and preliminary injunction a rescission of Baker Norton Pharmaceuticals' final marketing approval by the FDA for its generic paclitaxel product. Both BMS and Baker Norton Pharmaceuticals intervened in the action. On October 3, 2000, the Court denied ABI's request for relief. Thereafter, ABI sought an emergency injunction pending appeal from the United States Court of Appeals for the District of Columbia Circuit, which was also denied on October 13, 2000. ABI's appeal remains pending.

         On October 16, 2000, ABI filed a complaint in the United States District Court for the Central District of California styled American BioScience, Inc. v. Donna E. Shalala, et al., which recites virtually the same claims as the action ABI filed in the District of Columbia Court set out above. IVAX Pharmaceuticals moved to intervene and opposed ABI's request for preliminary injunction. On November 7, 2000, the United States District Court of the District of Columbia ordered ABI to refrain from pursuing this litigation, or any other litigation that duplicates the litigation ABI initiated in the District of Columbia Circuit.

         We intend to vigorously defend each of the foregoing lawsuits, but their respective outcomes cannot be predicted. Any of such lawsuits, if determined adversely to us, could have a material adverse effect on our financial position and results of operations. Our ultimate liability with respect to any of the foregoing proceedings is not presently determinable.

         We are involved in various other legal proceedings arising in the ordinary course of business, some of which involve substantial amounts. In order to obtain generic approvals prior to the expiration of patents on branded products, and to benefit from the exclusivity allowed to ANDA applicants that successfully challenge these patents, we frequently become involved in patent infringement litigation brought by branded pharmaceutical companies (see "Governmental Regulation"). Although these lawsuits involve products that are not yet marketed and therefore pose little or no risk of liability for damages, the legal fees and costs incurred in defending such litigation can be substantial. While it is not feasible to predict or determine the outcome or the total cost of these proceedings, in the opinion of management, based on a review with legal counsel, any losses resulting from such legal proceedings will not have a material adverse impact on our financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the quarter ended December 31, 2000.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters

         Our common stock is listed on the American Stock Exchange and is traded under the symbol IVX. As of the close of business on February 28, 2001, there were approximately 3,843 holders of record of our common stock. The following table sets forth the high and low sales price of a share of our common stock for each quarter in 1999 and 2000 as reported by the American Stock Exchange and restated to give effect to the 3 for 2 stock split paid on February 22, 2000:

        2000                                  High                 Low
        ----                                  ----                 ---
        First Quarter                       $28.63              $17.00
        Second Quarter                       44.25               24.88
        Third Quarter                        52.88               24.25
        Fourth Quarter                      $48.23              $33.40

        1999

        First Quarter                        $9.96               $7.37
        Second Quarter                        9.96                7.37
        Third Quarter                        11.79                9.54
        Fourth Quarter                      $17.21              $10.25

         We did not paid cash dividends on our common stock during 1999 or 2000 and we do not intend to pay any cash dividends in the foreseeable future.

Item 6.  Selected Financial Data

         The information required by item 6 is incorporated by reference to page 2 of the Financial Information section of the 2000 Annual Report to Shareholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information required by item 7 is incorporated by reference to pages 3-14 of the Financial Information section of the 2000 Annual Report to Shareholders.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         The information required by item 7A is incorporated by reference to page 14 of the Financial Information section of the 2000 Annual Report to Shareholders.

Item 8.  Financial Statements and Supplementary Data

         The information required by item 8 is incorporated by reference to pages 16-47 of the Financial Information section of the 2000 Annual Report to Shareholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.



                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Officers

         Set forth below are of the names, ages, officer's positions held and business experience during the past five years of certain of our executive officers as of February 28, 2001. Officers serve at the discretion of the Board of Directors. There is no family relationship between any of the executive officers, and there is no arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was selected. Information regarding Mr. Flanzraich, Dr. Frost, Dr. Hsiao and Mr. Kaye is provided below under directors.

Thomas Beier.

         Thomas Beier, age 55, has served as our Senior Vice President - Finance and Chief Financial Officer since October 1997. From December 1996 to October 1997, he served as our Vice President - Finance. Prior to joining us, he served as Executive Vice President and Chief Financial Officer of Intercontinental Bank from 1989 until August 1996.

Rafick Henein, Ph.D.

         Rafick Henein, age 60, has served as one of our Senior Vice Presidents and as the President and Chief Executive Officer of IVAX Pharmaceuticals, Inc., our principal United States-based generic pharmaceutical subsidiary, since July 1997. He held various positions in the Novopharm Limited organization (pharmaceuticals) since 1988, rising to the position of President and Chief Executive Officer of Novopharm International in 1996.

Directors

         Set forth below are the names, ages, positions held and business experience during the past five years of the persons who currently serve as our directors.

Mark Andrews                        Director since 1987

         Mark Andrews, age 50, has served as the Chairman and President of Great Spirits Company LLC (consumer products) since founding it in 1998. He served as the Chairman of the Board of Directors and Chief Executive Officer of American Exploration Company (oil and gas exploration and production) from 1980 until its merger into Louis Dreyfus Natural Gas Corp. (oil and gas exploration and production) in October 1997 when he became the Vice Chairman of the Board of Directors of the combined entity. Mr. Andrews has also served as Chairman of the Board of Directors of Vault Mortgage Company (mortgage brokerage) since 1998.

Ernst Biekert, Ph.D.                Director since 1991

         Ernst Biekert, age 76, is a professor at the University of Heidelberg in Germany. He was the Chairman of the Board and Chief Executive Officer of Knoll A.G. (pharmaceuticals) from 1968 to 1985. Dr. Biekert was a consultant to BASF A.G. (chemicals and pharmaceuticals) from 1985 to 1987 and was Chairman of its pharmaceutical division from 1975 to 1985.

Charles M. Fernandez                Director since 1998

         Charles M. Fernandez, age 39, has been the President, Chief Executive Officer, and a director of Big City Radio, Inc. (broadcasting/internet) since 1999. He has also been the Chairman of the Board of Continucare Corporation (integrated health care) since 1996 and was its Chief Executive Officer from 1996 to 1999. He has also been Vice-Chairman of HealthCare2Net Solutions (internet solutions) since 1999. From 1985 to 1996, he was the Executive Vice President and a director of Heftel Broadcasting Corporation (radio broadcasting). From 1998 to 1999 he was a director of Frost Hanna Capital Group, Inc. (investment company).

Jack Fishman, Ph.D.                 Director since 1987

         Jack Fishman, age 70, is an Adjunct Professor at The Rockefeller University and director of Research of Strang Cornell Cancer Research Laboratory, a non-profit entity associated with Cornell University Medical College. He served as our Chief Scientific Officer from 1991 to 1995, as a Vice Chairman of the Board from 1991 to 1997 and as our President from 1988 to 1991. Dr. Fishman served as a Research Professor of Biochemistry and Molecular Biology at the University of Miami from 1988 to 1992.

Neil Flanzraich                     Director since 1997

         Neil Flanzraich, age 57, has served as our Vice Chairman and President since May 1998. He was a shareholder and served as Chairman of the Life Sciences Legal Practices Group of Heller Ehrman White & McAuliffe from 1995 to 1998. From 1981 to 1994, he served in various capacities at Syntex Corporation (pharmaceuticals), most recently as its Senior Vice President, General Counsel and a member of the Corporate Executive Committee. From 1994 to 1995, after Syntex Corporation was acquired by Roche Holding Ltd., he served as Senior Vice President and General Counsel of Syntex (U.S.A.) Inc., a Roche subsidiary. He was Chairman of the Board of Directors of North American Vaccine, Inc. (vaccine research and development) from 1991 to 2000. He is a director of Whitman Education Group, Inc. (proprietary education).

Phillip Frost, M.D.                 Director since 1987

         Phillip Frost, age 64, has served as our Chairman of the Board of Directors and Chief Executive Officer since 1987. He served as our President from July 1991 until January 1995. He was the Chairman of the Department of Dermatology at Mt. Sinai Medical Center of Greater Miami, Miami Beach, Florida from 1972 to 1990. Dr. Frost was Chairman of the Board of Directors of Key Pharmaceuticals, Inc. from 1972 to 1986 and Vice Chairman of the Board of Directors of North American Vaccine, Inc. (vaccine research and development) from 1989 to 2000. He is Chairman of the Board of Directors of Whitman Education Group, Inc. (proprietary education), Vice Chairman of the

Board of Directors of Continucare Corporation (integrated health care), and a director of Northrop Grumman Corp. (aerospace). He is Vice Chairman of the Board of Trustees of the University of Miami and a member of the Board of Governors of the American Stock Exchange.

Jane Hsiao, Ph.D.                   Director since 1995

         Jane Hsiao, age 53, has served as our Vice Chairman-Technical Affairs since February 1995, as our Chief Technical Officer since July 1996, and as Chairman, Chief Executive Officer and President of DVM Pharmaceuticals, Inc., our veterinary products subsidiary, since March 1998. From 1992 until February 1995, she served as our Chief Regulatory Officer and Assistant to the Chairman, and as Vice President-Quality Assurance and Compliance of Baker Norton Pharmaceuticals, Inc., our principal proprietary pharmaceutical subsidiary. From 1987 to 1992, Dr. Hsiao was Vice President-Quality Assurance, Quality Control and Regulatory Affairs of Baker Norton Pharmaceuticals, Inc.

Isaac Kaye                          Director since 1990

         Isaac Kaye, age 71, has served as our Deputy Chief Executive Officer since 1990 and as Chairman of Norton Healthcare Limited, our principal United Kingdom pharmaceutical subsidiary, since 1990.

Director Compensation

         During 2000, each director who was not employed by us received an annual fee of $15,000 for his or her service as a director. In addition, each director is reimbursed for expenses incurred in attending board and committee meetings. Pursuant to our 1994 Stock Option Plan, non-employee directors automatically are granted each year, on the first business day following our annual meeting of shareholders, non-qualified options to purchase 7,500 shares of common stock at an exercise price equal to the fair market value of the common stock on the date of the grant, and having a term of ten years.

Meetings and Committees of the Board of Directors

         The Board held 8 meetings during 2000. During 2000, all incumbent directors attended at least seventy-five percent (75%) of the meetings of the Board and the committees of the Board on which they served. The Board does not have a nominating committee, and the usual functions of such a committee are performed by the entire Board.

                          Audit Committee - 6 Meetings

         The American Stock Exchange has adopted new regulations applying to audit committees and audit committee members which we must be in compliance with no later than June 14, 2001. These rules require that we adopt an audit committee charter, and that all members of our audit committee be "Independent," as defined in the American Stock Exchange listing standards. In response to this our Board of Directors adopted an Audit Committee Charter. Additionally, we expect our audit committee to be composed solely of independent directors by June 14, 2001.

Function                                      Members
--------                                      -------

o  Review adequacy of internal systems of     o  Charles M. Fernandez (Chairman)
   accounting controls                        o  Mark Andrews
o  Recommend appointment of independent       o  Jack Fishman, Ph.D.
   auditors                                   o  Jane Hsiao, Ph.D.
o  Meet with independent auditors and
   internal auditors regarding their
   examination of the books and records
o  Review financial statements
o  Review management's disclosures
o  Review findings and recommendations of auditors
o Reviewing other matters regarding financial affairs and internal policies and procedures

              Compensation and Stock Option Committee - 7 Meetings

Function                                            Members
--------                                            -------

o  Recommend or approve compensation of             o  Mark Andrews (Chairman)
   directors, executive officers and other highly   o  Ernst Biekert, Ph.D.
   paid employees                                   o  Charles M. Fernandez
o  Review employee benefit programs
o Authorize stock option grants and establish terms of stock option agreements

                  Regulatory Compliance Committee - 2 Meetings

Function                                      Members
--------                                      -------

o  Review compliance with regulatory          o  Ernst Biekert, Ph.D. (Chairman)
   requirements                               o  Jack Fishman, Ph.D.
o  Review quality assurance functions of      o  Jane Hsiao, Ph.D.
   worldwideoperations.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and ten percent (10%) shareholders to file initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities with the Securities and Exchange Commission and the American Stock Exchange. Directors, executive officers and ten percent (10%) shareholders are required to furnish us with copies of all Section 16(a) reports they file. Based on a review of the copies of such reports furnished to us and written representations from our directors and executive officers that no other reports were required, we believe that, during 2000, our directors, executive officers and ten percent (10%) shareholders complied with all Section 16(a) filing requirements applicable to them except that one Form 4 was inadvertently filed late by each of Mr. Andrews, Dr. Biekert, Dr. Frost, Dr. Hsiao and Mr. Kaye.

Compensation Committee Interlocks and Insider Participation

         Charles M. Fernandez is the Chairman of the Board of Continucare Corporation and serves on the Compensation and Stock Option Committee of our Board. Phillip Frost, M.D. serves on the Board of Directors of Continucare Corporation and is an executive officer and director of ours.

Item 11.  Executive Compensation

Executive Compensation

         The following table contains certain information regarding aggregate compensation paid or accrued by us during 1998, 1999 and 2000 to the Chief Executive Officer and to each of the four highest paid executive officers other than the Chief Executive Officer.

                           SUMMARY COMPENSATION TABLE

                                                 Annual Compensation                    Long-Term
                                 ----------------------------------------------------  Compensation
                                                                                          Shares
           Name and                                                    Other Annual     Underlying       All Other
      Principal Position           Year      Salary         Bonus      Compensation   Stock Options    Compensation
      ------------------           ----      ------         -----      ------------   -------------    ------------
                                               ($)           ($)            ($)            (#)            ($)(1)
Phillip Frost, M.D.                 2000     700,000     650,000                0         450,000          5,100
Chief Executive Officer             1999     575,000     316,250(2)             0               0          4,800
                                    1998     575,000           0                0         225,000          4,800

Isaac Kaye (3)                      2000     667,175     531,130                *         450,000              0
Deputy Chief Executive Officer      1999     541,716     287,500                *               0              0
                                    1998     550,301           0                *         225,000              0

Neil Flanzraich (4)                 2000     600,000     525,000                0         375,000          5,100
President                           1999     500,000     275,000(2)             0               0          4,800
                                    1998     296,154     147,754                0         600,000          4,800

Jane Hsiao, Ph.D.                   2000     600,000     525,000                *         375,000          5,100
Chief Technical Officer             1999     400,000     270,000(2)             *               0          4,800
                                    1998     338,462     200,000                *         300,000          4,800

Rafick G. Henein, Ph.D.             2000     648,500     200,000                0         120,000          5,100
Senior Vice President               1999     635,123     279,900(2)             0          56,250          4,800
                                    1998     613,500      75,000                *         112,500          4,800

* Value of perquisites and other personal benefits paid does not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for the executive officer.
(1) The amounts set forth in the "All Other Compensation" column represent matching contributions made by us under the IVAX Corporation Employee Savings Plan, an employee retirement plan maintained under Section 401(k) of the Internal Revenue Code.
(2) The amount included in "bonus" for 1999 includes a retention bonus of 5% of 1999 base salary, which was paid to all our employees who were employed in the United States for the period from July 1, 1998 through June 30, 1999, excluding those employees subject to collective bargaining agreements or other retention programs.
(3) Mr. Kaye's salary and other compensation are paid in British pounds. The information in the table is based on the average exchange rate during the applicable year.
(4)  Mr. Flanzraich's employment commenced in May 1998.

Employment Agreements

         In November 1997, we entered into employment agreements with Dr. Frost and Mr. Kaye, pursuant to which Dr. Frost serves as Chairman and Chief Executive Officer and Mr. Kaye serves as Deputy Chief Executive Officer and as Chief Executive Officer of Norton Healthcare Limited, our United Kingdom subsidiary. Pursuant to the agreements, Dr. Frost receives an annual base salary of not less than $575,000, and Mr. Kaye receives an annual base salary of not less than $575,000 less certain automobile-related expenses paid on his behalf. The agreements provide for severance payments if either executive's employment is terminated under certain circumstances. The agreements have five-year terms, and automatically renew for additional two-year terms thereafter unless terminated by either party.

         In July 1997, we entered into an employment agreement with Dr. Henein pursuant to which he serves as our Senior Vice President and as the President and Chief Executive Officer of IVAX Pharmaceuticals, Inc. Pursuant to the agreement, Dr. Henein was paid a signing bonus of $200,000 and he was granted options to purchase 375,000 shares of common stock. He is entitled to an annual base salary of not less than $575,000, an additional annual cash payment of $38,500 and certain employee benefits, and he is eligible for an annual bonus of up to one hundred percent (100%) of his base salary dependent on the performance of IVAX Pharmaceuticals, Inc. We also agreed to pay Dr. Henein's relocation expenses, including a $100,000 payment to cover the loss on the sale of his former residence. The agreement provides for severance benefits if Dr. Henein's employment is terminated under certain circumstances. The agreement has a five-year term, and automatically renews for additional two-year terms thereafter unless terminated by either party.

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

Stock Options

         The following table sets forth information concerning stock option grants made during 2000 to the executive officers named in the "Summary Compensation Table." All stock options identified in the table are nonqualified options and vest in equal portions over four years.

                     STOCK OPTION GRANTS IN FISCAL YEAR 2000

                                                                                      Potential Realizable Value
                                            Percent of                                at Assumed Annual Rates of
                                 Shares        Total                                 Stock Price Appreciation for
                               Underlying     Options                                        Option Term
                                 Options    Granted to   Exercise    Expiration      ----------------------------
            Name                 Granted     Employees     Price        Date            5%                10%
            ----                 -------     ---------     -----        ----
                                   (#)          (%)         ($)                           ($)             ($)
Phillip Frost, M.D.              450,000        8.9       18.2917     1/12/10          3,350,951       7,809,142
Isaac Kaye                       450,000        8.9       18.2917     1/12/10          3,350,951       7,809,142
Neil Flanzraich                  375,000        7.4       18.2917     1/12/10          2,792,460       6,507,618
Jane Hsiao, Ph.D.                375,000        7.4       18.2917     1/12/10          2,792,460       6,507,618
Rafick G. Henein, Ph.D.          120,000        2.4       23.0833     2/02/10          1,127,667       2,627,943


         The following table sets forth information concerning stock option exercises during 2000 by each of the executive officers named in the "Summary Compensation Table" and the year-end value of unexercised options held by such officers, based on the closing price of $38.30 on December 29, 2000.

                   STOCK OPTION EXERCISES IN FISCAL YEAR 2000
                        AND FISCAL YEAR-END OPTION VALUES

                                Shares                       Number of Shares             Value of Unexercised
                               Acquired                   Underlying Unexercised          in-the-Money Options
                                  on        Value       Options at Fiscal Year-End         at Fiscal Year-End
            Name               Exercise    Realized    Exercisable    Unexercisable    Exercisable    Unexercisable
            ----               --------    --------    -----------    -------------    -----------    -------------
                                  (#)        ($)           (#)             (#)            ($)             ($)
Phillip Frost, M.D.             375,000   1,918,770       337,500        562,500        8,702,820      12,642,176
Isaac Kaye                      300,000   2,714,259       412,500        562,500        9,831,570      12,642,176
Neil Flanzraich                    0          0           307,500        675,000        9,969,758      17,243,123
Jane Hsiao, Ph.D.               337,500   3,287,123       262,500        562,500        8,194,384      13,468,744
Rafick G. Henein, Ph.D.         50,000    1,689,585       395,312        218,438       12,743,461       4,884,847


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The following table indicates, as of February 28, 2001, information about the beneficial ownership of our common stock by (1) each director, (2) each executive officer named in the "Summary Compensation Table," (3) all directors and executive officers as a group, and (4) each person who we know beneficially owns more than 5% of our common stock. All shares were owned directly with sole voting and investment power unless otherwise indicated.

     Name or Identity                       Shares              Percent
         of Group                    Beneficially Owned(1)     of Class
         --------                    ---------------------     --------
Mark Andrews                                    60,200(2)         *
Ernst Biekert, Ph.D.                            39,000(3)         *
Charles M. Fernandez                           172,500(4)         *
Jack Fishman, Ph.D.                          2,949,923(5)         1.84%
Neil Flanzraich                                564,236(6)         *
Phillip Frost, M.D.                         24,595,405(7)        15.35%
Rafick G. Henein, Ph.D.                        466,904(8)         *
Jane Hsiao, Ph.D.                            5,056,780(9)         3.16%
Isaac Kaye                                    495,000(10)         *
Putnam Investment, LLC                     10,655,169(11)         6.65%
Putnam Investment Management, LLC           8,651,470(11)         5.40%
All directors and executive                34,455,397(12)        21.50%
officers as a group (10 persons)

--------------------
*      Represents beneficial ownership of less than one percent (1%).
(1) For purposes of this table, beneficial ownership is computed pursuant to Rule 13d-3 under the Securities Exchange Act of 1934.
(2) Includes 12,500 shares which may be acquired pursuant to stock options exercisable within 60 days of March 31, 2001. Mr. Andrews disclaims beneficial ownership of 4,200 shares held by a trust for the benefit of his children.
(3) Includes 5,000 shares which may be acquired pursuant to stock options exercisable within 60 days of March 31, 2001.
(4) Includes 27,500 shares which may be acquired pursuant to stock options exercisable within 60 days of March 31, 2001.
(5) Includes 5,000 shares which may be acquired pursuant to stock options exercisable within 60 days of March 31, 2001. Dr. Fishman disclaims beneficial ownership of 10,000 shares held by his wife.
(6) Includes 551,250 shares which may be acquired pursuant to stock options exercisable within 60 days of March 31, 2001.
(7) Includes 450,000 shares which may be acquired pursuant to stock options exercisable within 60 days of March 31, 2001, 19,235,540 shares held by Frost-Nevada Limited Partnership ("FNLP") and 750,000 shares which may be acquired by FNLP upon exercise of a warrant. Dr. Frost is the sole limited partner of FNLP and the sole shareholder of Frost-Nevada Corporation, the general partner of FNLP. Dr. Frost disclaims beneficial ownership of 244,550 shares held by his wife. Dr. Frost's business address is 4400 Biscayne Boulevard, Miami, Florida 33137.
(8) Includes 425,312 shares which may be acquired pursuant to stock options exercisable within 60 days of March 31, 2001.
(9) Includes 1,476,427 shares held as trustee for the benefit of certain family members and 393,750 shares which may be acquired pursuant to stock options exercisable within 60 days of March 31, 2001.
(10) Includes 45,000 shares owned by Woodworth Investment Ltd. and 450,000 shares which may be acquired pursuant to stock options exercisable within 60 days of March 31, 2001
(11) Based on information contained in a Schedule 13G dated February 20, 2001, filed by Marsh & McLennan Companies, Inc. Includes 8,651,470 shares owned by Putnam Investment Management, LLC and 2,003,699 shares owned by The Putnam Advisory Company, LLC, wholly owned subsidiaries of Putnam Investment, LLC. Putnam Investment, LLC disclaims beneficial ownership of these shares. Putnam Investment, LLC's and Putnam Investment Management, LLC's business address is One Post Office Square, Boston, Massachusetts 02109.
(12) Includes all of the shares of common stock, identified in notes 2 through 10 above, that may be acquired pursuant to stock options exercisable within 60 days of March 31, 2001, plus 26,250 additional shares that may be acquired pursuant to stock options exercisable within 60 days of March 31, 2001.

Item 13.  Certain Relationships and Related Transactions

         Whitman Education Group, Inc. ("Whitman") leases approximately 6,964 square feet of office space from us in Miami, Florida at an annual rental of $153,031. The lease may be terminated by either party upon 180 days notice. Certain of our executive officers and directors serve as directors of Whitman. In addition, Dr. Frost is a principal shareholder of Whitman.

         We paid $1,968,525 to PharmAir Corporation ("PharmAir") for use of an airplane in 2000 and intend to make additional payments to PharmAir for use of the airplane in 2001. PharmAir is indirectly beneficially owned by Dr. Frost.

         In November 1999, we borrowed fifty million dollars ($50,000,000) from Frost-Nevada Limited Partnership to pay for part of the purchase of our common stock from BASF Corporation. The loan had an original term of fourteen (14) months and bore simple interest at the rate of ten percent (10%) per year. On June 30, 2000 the loan was repaid. In connection with this transaction, we also granted to Frost-Nevada Limited Partnership a warrant to purchase seven hundred fifty thousand (750,000) shares of common stock at a price of $12.00 per share, exercisable immediately and expiring seven (7) years from the date of grant.



                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)   Financial Statements

         The following consolidated financial statements, related notes and independent auditors' report, from the Financial Information section of the 2000 Annual Report to Shareholders, are incorporated by reference into item 8 of Part II of this report:

                                                                 Page in the
                                                                  Financial
                                                                 Information
                                                               Section of 2000
                                                               Annual Report to
                                                                 Shareholders
                                                                 ------------

         Report of Independent Certified Public Accountants           15
         Consolidated Balance Sheets                                  16
         Consolidated Statements of Operations                        17
         Consolidated Statements of Shareholders' Equity              19
         Consolidated Statements of Cash Flows                        20
         Notes to Consolidated Financial Statements                   22

(a)(2)   Financial Statement Schedule

         The following financial statement schedule is filed as a part of this report:

         Schedule II Valuation and Qualifying Accounts for the three years ended December 31, 2000

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

(a)(3)   Exhibits

  Exhibit
   Number                  Description                                              Method of Filing
   ------                  -----------                                              ----------------
   3.1       Articles of Incorporation.                                      Incorporated by reference to our
                                                                             Form 8-B dated July 28, 1993.

   3.2       Amended and Restated Bylaws.                                    Incorporated by reference to our
                                                                             Form 10-Q for the quarter ended
                                                                             September 30, 1997.

   4.1       Indenture dated May 12, 2000, between IVAX Corporation          Incorporated by reference to our
             and U.S. Bank Trust National Association, as Trustee,           Form S-3 dated August 7, 2000.
             with respect to IVAX Corporation's 5 1/2% Convertible
             Subordinated Notes due May 15, 2007.

   4.2       Form of 5 1/2% Convertible Subordinated Notes due May 15,       Incorporated by reference to our
             2007 in Global Form.                                            Form S-3 dated August 7, 2000.

   4.3       Rights Agreement, dated December 29, 1997, between IVAX         Incorporated by reference to our
             Corporation and ChaseMellon Shareholder Services, L.L.C.,       Form 8-K dated December 19, 1997.
             with respect to the IVAX Corporation Shareholder Rights
             Plan.

   10.1      IVAX Corporation 1985 Stock Option Plan.                        Incorporated by reference to our
                                                                             Form 10-K for the year ended
                                                                             December 31, 1997.

   10.2      IVAX Corporation 1994 Stock Option Plan.                        Incorporated by reference to our
                                                                             Form 10-K for the year ended
                                                                             December 31, 1997.

   10.3      Form of Indemnification Agreement for Directors.                Incorporated by reference to our
                                                                             Form 8-B dated July 28, 1993.

   10.4      Form of Indemnification Agreement for Officers.                 Incorporated by reference to our
                                                                             Form 8-B dated July 28, 1993.

   10.5      Agreement Containing Consent Order, dated December 6,           Incorporated by reference to our
             1994, between IVAX Corporation and the United States            Form 10-K for the year ended
             Federal Trade Commission.                                       December 31, 1994.

   10.6      Employment Agreement, dated November 28, 1997, between          Incorporated by reference to our
             IVAX Corporation and Phillip Frost, M.D.                        Form 10-K for the year ended
                                                                             December 31, 1997.

   10.7      Employment Agreement, dated November 28, 1997, between          Incorporated by reference to our
             IVAX Corporation and Isaac Kaye.                                Form 10-K for the year ended
                                                                             December 31, 1997.

   10.8      Employment Agreement, dated January 19, 1998, between           Incorporated by reference to our
             IVAX Corporation and Jane Hsiao, Ph.D.                          Form 10-K for the year ended
                                                                             December 31, 1997.

   10.9      Employment Agreement, dated July 28, 1997, between IVAX         Incorporated by reference to our
             Corporation and Rafick G. Henein, Ph.D.                         Form 10-Q for the quarter ended June
                                                                             30, 1997.

   10.10     Employment Agreement, dated as of May 26, 1998, between         Incorporated by reference to our
             IVAX Corporation and Neil Flanzraich.                           Form 10-Q for the quarter ended
                                                                             September 30, 1998.

   10.11     Form of Employment Agreement (Change in Control) between        Incorporated by reference to our
             IVAX Corporation and certain of its executive officers.         Form 10-K for the year ended
                                                                             December 31, 1998.

   10.12     Stock Purchase Agreement, dated May 30, 1997, between           Incorporated by reference to our
             IVAX Corporation and B. Braun of America Inc.                   Form 8-K dated June 24, 1997.

   10.13     Purchase Agreement, dated June 16, 1998, by and between         Incorporated by reference to our
             IVAX Corporation and Carson, Inc.                               Form 10-Q for the quarter ended June
                                                                             30, 1998.

   10.14     Credit Agreement, dated as of July 14, 1998, among IVAX         Incorporated by reference to our
             Corporation, Carson, Inc. and Carson Products Company.          Form 10-Q for the quarter ended June
                                                                             30, 1998.

   10.15     Product Collaboration and Development Services Agreement
             Incorporated by reference to our dated November 18, 1999, among IVAX Corporation, Norton Form 10-K for the year ended
             Healthcare Limited, Baker Norton International GmbH and
             December 31, 1999. Bristol-Myers Squibb Company.

             (Confidential Treatment Granted)

   10.16     IVAX Corporation 1999 Employee Stock Purchase Plan.             Incorporated by reference to our
                                                                             Form 10-K for the year ended
                                                                             December 31, 1999.

   10.17     Stock Purchase Agreement dated June 19, 2000 between IVAX       Incorporated by reference to our
             Corporation and Alpha Centura Holdings, N.V.                    Form 10-Q for the quarter ended June
                                                                             30, 2000.
   10.18     Stock Purchase Agreement dated June 19, 2000 between IVAX       Incorporated by reference to our
             Corporation and Mountainrise Trading Limited.                   Form 10-Q for the quarter ended June
                                                                             30, 2000.

   10.19(a)  Agreement and Plan of Merger dated August 3, 2000 among         Incorporated by reference to our
             IVAX Corporation, Wakefield Pharmaceuticals, Inc., the          Form 10-Q for the quarter ended
             Principal Stockholders of Wakefield Pharmaceuticals, Inc.       September 30, 2000.
             and WPI Merger Corporation.

   10.19(b)  Amendment to Agreement and Plan of Merger dated August          Incorporated by reference to our
             14, 2000 among IVAX Corporation, Wakefield                      Form 10-Q for the quarter ended
             Pharmaceuticals, Inc., the Principal Stockholders of            September 30, 2000.
             Wakefield Pharmaceuticals, Inc. and WPI Merger
             Corporation.

   10.20     Stock Purchase Agreement between Morcob, CVA and IVAX           Incorporated by reference to our
             Corporation                                                     Form 8-K dated February 23, 2001.

   10.21     IVAX Corporation 1997 Stock Option Plan.                        Incorporated by reference to our
                                                                             Form S-8 dated December 22, 1997.

   10.22     Non-Negotiable Promissory Note dated November 18, 1999          Filed herewith.
             between IVAX Corporation as Maker and Frost-Nevada
             Limited Partnership as Payee.

   10.23     Warrant to Purchase Shares of Common Stock of IVAX              Filed herewith.
             Corporation dated November 18, 1999 between IVAX
             Corporation and Frost-Nevada Limited  Partnership.

   13        The Financial Information section of the 2000 Annual            Filed herewith.
             Report to Shareholders.  With the exception of those
             portions of said Annual Report which are specifically
             incorporated by reference in this report on Form 10-K and
             filed as an exhibit to this report, said Annual Report is
             not to be deemed "filed" with the Commission.

   21        Subsidiaries of IVAX Corporation.                               Filed herewith.

   23        Consent of Arthur Andersen LLP.                                 Filed herewith.

--------------------------------------------------------------------------------


(b)      Reports on Form 8-K.

          On November 30, 2000, we filed a report on Form 8-K providing, as additional information, an Exhibit which showed net revenues by geographic region for certain previous quarterly periods to make them consistent with the information provided in our Form 10-Q for the three months ended September 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      IVAX CORPORATION


Dated:  March 30, 2001                      By: /s/ Phillip Frost, M.D.
                                               ---------------------------------
                                                     Phillip Frost, M.D.
                                                     Chairman of the Board
                                                     and Chief Executive Officer


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

Name                                             Capacity                                   Date
----                                             --------                                   ----
/s/ Phillip Frost,  M.D.                         Chairman of the Board and                  March 30, 2001
------------------------------------             Chief Executive Officer
Phillip Frost, M.D.                              (Principal Executive Officer)



/s/ Thomas E. Beier                              Chief Financial Officer                    March 30, 2001
------------------------------------             (Principal Financial Officer)
Thomas E. Beier


/s/ Thomas E. McClary                            Vice President - Accounting                March 30, 2001
------------------------------------             (Principal Accounting Officer)
Thomas E. McClary


/s/ Mark Andrews                                 Director                                   March 30, 2001
---------------------------
Mark Andrews


/s/ Ernst Biekert, Ph.D.                         Director                                   March 30, 2001
------------------------------------
Ernst Biekert, Ph.D.


/s/ Charles M. Fernandez                         Director                                   March 30, 2001
---------------------------
Charles M. Fernandez


/s/ Jack Fishman, Ph.D.                          Director                                   March 30, 2001
------------------------------------
Jack Fishman, Ph.D.

/s/ Neil Flanzraich                              Director, President and Vice Chairman      March 30, 2001
------------------------------------
Neil Flanzraich


/s/ Jane Hsiao, Ph.D.                            Director and Vice Chairman-                March 30, 2001
------------------------------------             Technical Affairs
Jane Hsiao, Ph.D.


/s/ Isaac Kaye                                   Director and Deputy Chief                  March 30, 2001
------------------------------------
Isaac Kaye                                       Executive Officer

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


To the Board of Directors and Shareholders of IVAX Corporation:

We have audited in accordance with auditing standards generally accepted in the United States, the financial statements included in IVAX Corporation's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 5, 2001 (except with respect to the matters discussed in Note 17, as to which the date is March 14, 2001). Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The Financial Statement Schedule II listed in Item 14 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This financial statement schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP

Miami, Florida,
February 5, 2001.

                                                                     SCHEDULE II

                        IVAX CORPORATION AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                       THREE YEARS ENDED DECEMBER 31, 2000
                                 (in thousands)


ALLOWANCE  FOR DOUBTFUL ACCOUNTS
--------------------------------

                                                  Balance at       Charged to
                                                  Beginning         Cost and           Net                           Balance at
            Description                            of Year          Expenses         Deductions         Other        End of Year
-----------------------------------------        -----------        --------         ----------         ------       -----------
Year ended December 31, 1998                     $    19,226           7,650             (4,643)           601         $22,834
                                                 ===========        ========         ==========         ======         =======

Year ended December 31, 1999                     $    22,834           4,147             (3,747)        (1,176)        $22,058
                                                 ===========        ========         ==========         ======         =======

Year ended December 31, 2000                     $    22,058            (132)            (1,680)          (543)        $19,703
                                                 ===========        ========         ==========         ======         =======

ENVIRONMENTAL AND LITIGATION ACCRUAL RELATED TO DISCONTINUED OPERATIONS
-----------------------------------------------------------------------


                                  Balance at    Charged to
                                  Beginning      Cost and        Net        Balance at
         Description               of Year       Expenses     Deductions    End of Year
---------------------------       ----------    ---------     ----------    -----------

Year ended December 31, 1998        $2,000        2,900          (464)        $4,436
                                    ======        =====        ======         ======

Year ended December 31, 1999        $4,436          308        (1,524)        $3,220
                                    ======        =====        ======         ======

Year ended December 31, 2000        $3,220           --        (1,636)        $1,584
                                    ======        =====        ======         ======


RESTRUCTURING RESERVES
----------------------

                                                               Employee
                                                              Termination        Plant
                                                               Benefits         Closures          Total
                                                              -----------       --------         --------
    Balance at January 1, 1998                                 $  4,547         $  9,367         $ 13,914
1998 restructuring costs                                          6,305            8,740           15,045
Reversals of restructuring costs charged in prior years            (442)          (7,741)          (8,183)
Cash payments during 1998                                        (3,538)          (3,042)          (6,580)
Non-cash activity                                                (1,098)             936             (162)
                                                               --------         --------         --------
    Balance at December 31, 1998                                  5,774            8,260           14,034
Reversals of restructuring costs charged in prior years             (73)              --              (73)
Cash payments during 1999                                        (4,264)          (3,539)          (7,803)
Non-cash activity                                                   123             (298)            (175)
                                                               --------         --------         --------
    Balance at December 31, 1999                                  1,560            4,423            5,983
Reversals of restructuring costs charged in prior years            (628)          (3,907)          (4,535)
Cash payments during 2000                                          (795)            (422)          (1,217)
Non-cash activity                                                   (27)             525              498
                                                               --------         --------         --------
    Balance at December 31, 2000                               $    110         $    619         $    729
                                                               ========         ========         ========

                                  EXHIBIT INDEX
                                  -------------


EXHIBIT NO.         DESCRIPTION
-----------         -----------

10.22 Non-Negotiable Promissory Note dated November 18, 1999 between IVAX Corporation as Maker and Frost-Nevada Limited Partnership as Payee.

10.23 Warrant to Purchase Shares of Common Stock of IVAX Corporation dated November 18, 1999 between IVAX Corporation and Frost-Nevada Limited Partnership.

13 The Financial Information section of the 2000 Annual Report to Shareholders. With the exception of those portions of said Annual Report which are specifically incorporated by reference in this report on Form 10-K and filed as an exhibit to this report, said Annual Report is not to be deemed "filed" with the Commission.

21                  Subsidiaries of IVAX Corporation.

23                  Consent of Arthur Andersen LLP.