Form 10-Q
period 2001-03-31
IVAX CORP /DE
filed 2001-05-10
CIK 772197

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                         Commission File Number 1-09623


                                IVAX CORPORATION

                FLORIDA                                         16-1003559
--------------------------------------                    ---------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)


                  4400 BISCAYNE BOULEVARD, MIAMI, FLORIDA 33137
                  ---------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

159,735,762 SHARES OF COMMON STOCK, $.10 PAR VALUE, OUTSTANDING AS OF APRIL 30, 2001.

                                IVAX CORPORATION

                                      INDEX


                                                                                    PAGE NO.
                                                                                    --------
PART I - FINANCIAL INFORMATION

           Item 1 - Financial Statements

                    Consolidated Balance Sheets as of March 31, 2001
                    and December 31, 2000 .........................................       2

                    Consolidated Statements of Operations
                    for the three months ended March 31, 2001 and 2000 ............       3

                    Consolidated Statements of Cash Flows
                    for the three months ended March 31, 2001 and 2000 ............       5

                    Notes to Consolidated Financial Statements ....................       7

           Item 2 - Management's Discussion and Analysis of Financial Condition and
                    Results of Operations .........................................      14

           Item 3 - Quantitative and Qualitative Disclosures About Market Risk ....      19


      PART II - OTHER INFORMATION

           Item 1 - Legal Proceedings .............................................      20

           Item 2 - Changes in Securities and Use of Proceeds .....................      20

           Item 6 - Exhibits and Reports on Form 8-K ..............................      20


PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                        IVAX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      (In thousands, except per share data)


                                                                                       MARCH 31,    DECEMBER 31,
                                                                                         2001          2000
                                                                                     -----------     -----------
                                                                                     (Unaudited)
                                 ASSETS

Current assets:
    Cash and cash equivalents                                                        $   203,045     $   251,528
    Accounts receivable, net of allowances for doubtful
       accounts of $18,392 in 2001 and $19,703 in 2000                                   189,990         155,685
    Inventories                                                                          197,550         178,910
    Other current assets                                                                  66,380          72,991
                                                                                     -----------     -----------
       Total current assets                                                              656,965         659,114

Property, plant and equipment, net                                                       273,834         250,852
Intangible assets, net                                                                   248,337         117,171
Other assets                                                                              42,053          41,049
                                                                                     -----------     -----------
       Total assets                                                                  $ 1,221,189     $ 1,068,186
                                                                                     ===========     ===========

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Loans payable                                                                    $    20,257     $     1,877
    Current portion of long-term debt                                                        977             934
    Accounts payable                                                                      57,244          49,951
    Accrued income taxes payable                                                          23,575          11,854
    Accrued expenses and other current liabilities                                       157,767         156,008
                                                                                     -----------     -----------
       Total current liabilities                                                         259,820         220,624

Long-term debt, net of current portion                                                   253,616         253,755
Other long-term liabilities                                                               33,241          23,472
Minority interest                                                                         14,467           1,712

Shareholders' equity:
    Common stock, $.10 par value, authorized 437,500 (350,000 shares pre-split),
       issued and outstanding 199,773 in 2001 and 198,547 in 2000                         19,977          19,855
    Capital in excess of par value                                                       383,067         315,039
    Put options                                                                           62,500          84,503
    Retained earnings                                                                    263,338         203,206
    Accumulated other comprehensive loss                                                 (68,837)        (53,980)
                                                                                     -----------     -----------
       Total shareholders' equity                                                        660,045         568,623
                                                                                     -----------     -----------
       Total liabilities and shareholders' equity                                    $ 1,221,189     $ 1,068,186
                                                                                     ===========     ===========



       THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN
                     INTEGRAL PART OF THESE BALANCE SHEETS.

                        IVAX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                                     2001          2000
                                                                  ---------     ---------
THREE MONTHS ENDED MARCH 31,
(In thousands, except per share data)

Net revenues                                                      $ 259,932     $ 183,258
Cost of sales                                                       123,724        95,173
                                                                  ---------     ---------
    Gross profit                                                    136,208        88,085
                                                                  ---------     ---------

Operating expenses:
    Selling                                                          27,502        17,979
    General and administrative                                       23,721        24,175
    Research and development                                         18,883        15,456
    Amortization of intangible assets                                 3,593         1,967
                                                                  ---------     ---------
    Total operating expenses                                         73,699        59,577
                                                                  ---------     ---------
    Income from operations                                           62,509        28,508

Other income (expense):
    Interest income                                                   3,808         1,054
    Interest expense                                                 (4,359)       (2,042)
    Other income, net                                                 1,750         4,822
    Gain on partial sale of IVAX Diagnostics, Inc.                   10,278            --
                                                                  ---------     ---------
    Total other income                                               11,477         3,834
                                                                  ---------     ---------

    Income from continuing operations before income taxes
       and minority interest                                         73,986        32,342

Provision for income taxes                                           13,755         5,440
                                                                  ---------     ---------

    Income from continuing operations before minority interest       60,231        26,902

Minority interest                                                       (99)         (236)
                                                                  ---------     ---------

    Income from continuing operations                                60,132        26,666

Cumulative effect of a change in accounting principle, net of
    tax benefit of $2,773 in 2000                                        --        (6,471)
                                                                  ---------     ---------

Net income                                                        $  60,132     $  20,195
                                                                  =========     =========








                                   (Continued)

                        IVAX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (Continuation)

                                                                2001           2000
                                                             -----------    -----------
THREE MONTHS ENDED MARCH 31,
(In thousands, except per share data)

BASIC EARNINGS PER COMMON SHARE (PRE-SPLIT):
    Continuing operations                                    $      0.38    $      0.17
    Cumulative effect of a change in accounting principle             --          (0.04)
                                                             -----------    -----------
    Net income                                               $      0.38    $      0.13
                                                             ===========    ===========

DILUTED EARNINGS PER COMMON SHARE (PRE-SPLIT):
    Continuing operations                                    $      0.36    $      0.17
    Cumulative effect of a change in accounting principle             --          (0.04)
                                                             -----------    -----------
    Net income                                               $      0.36    $      0.13
                                                             ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING (PRE-SPLIT):
    Basic                                                        159,404        153,764
                                                             ===========    ===========
    Diluted                                                      165,016        160,042
                                                             ===========    ===========

                     -------------------------------------

BASIC EARNINGS PER COMMON SHARE (POST-SPLIT):
    Continuing operations                                    $      0.30    $      0.14
    Cumulative effect of a change in accounting principle             --          (0.03)
                                                             -----------    -----------
    Net income                                               $      0.30    $      0.11
                                                             ===========    ===========

DILUTED EARNINGS PER COMMON SHARE (POST-SPLIT):
    Continuing operations                                    $      0.29    $      0.13
    Cumulative effect of a change in accounting principle             --          (0.03)
                                                             -----------    -----------
    Net income                                               $      0.29    $      0.10
                                                             ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING (POST-SPLIT):
    Basic                                                        199,255        192,205
                                                             ===========    ===========
    Diluted                                                      206,270        200,053
                                                             ===========    ===========




         THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE
                     AN INTEGRAL PART OF THESE STATEMENTS.

                        IVAX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                               2001         2000
                                                                            ---------     --------
THREE MONTHS ENDED MARCH 31,
(In thousands, except per share data)

Cash flows from operating activities:
    Net income                                                              $  60,132     $ 20,195
    Adjustments to reconcile net income to net cash
       flows from operating activities:
       Depreciation and amortization                                           10,529        8,142
       Deferred tax provision                                                  (1,115)         762
       Tax effect of stock option exercises                                     1,642           --
       Compensation expense related to partial sale of IVAX
          Diagnostics                                                           1,041           --
       Provision for doubtful accounts                                            421          226
       Provision for inventory obsolescence                                     5,140        1,037
       Minority interest                                                           99          236
       Equity in earnings of affiliates                                          (388)        (539)
       Gain on partial sale of IVAX Diagnostics                               (10,278)          --
       Gain on sale of product rights                                          (1,290)        (769)
       Gains (losses) on disposal of assets, net                                  362         (991)
       Cumulative effect of a change in accounting principle                       --        6,471
       Changes in operating assets and liabilities:
          Accounts receivable                                                 (16,227)      10,172
          Inventories                                                          (2,952)      (7,882)
          Other current assets                                                  3,748        9,931
          Other assets                                                          2,318       (1,026)
          Accounts payable, accrued expenses, and other
              current liabilities                                               7,639           79
          Other long-term liabilities                                           3,439       (1,366)
          Other, net                                                             (291)          --
                                                                            ---------     --------
          Net cash flows from operating activities                             63,969       44,678
                                                                            ---------     --------

Cash flows from investing activities:
    Proceeds from sale of product rights                                        1,230          769
    Capital expenditures                                                       (9,171)      (9,348)
    Proceeds from sales of assets                                                  22           23
    Proceeds from partial sale of IVAX Diagnostics                             22,285           --
    Acquisitions of patents, trademarks, licenses and other
       intangibles                                                            (10,925)        (161)
    Acquisitions of businesses, net of cash acquired                          (59,401)          --
    Investment in affiliated companies                                         (5,197)          --
                                                                            ---------     --------
       Net cash flows from investing activities                               (61,157)      (8,717)
                                                                            ---------     --------

Cash flows from financing activities:
    Borrowings on long-term debt and loans payable                              1,093          761
    Payments on long-term debt and loans payable                               (2,212)      (1,301)
    Exercise of stock options and employee stock purchases                      4,120       15,604
    Repurchase of common stock net of put option premium                      (53,482)          --
                                                                            ---------     --------
       Net cash flows from financing activities                               (50,481)      15,064
                                                                            ---------     --------
Effect of exchange rate changes on cash and cash equivalents                     (814)       3,847
                                                                            ---------     --------
Net increase (decrease) in cash and cash equivalents                          (48,483)      54,872
Cash and cash equivalents at the beginning of the year                        251,528       41,408
                                                                            ---------     --------
Cash and cash equivalents at the end of the period                          $ 203,045     $ 96,280
                                                                            =========     ========

                                   (Continued)

                        IVAX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                 (Continuation)


                                                                                              2001         2000
                                                                                           ---------     ----------
THREE MONTHS ENDED MARCH 31,
(In thousands, except per share data)

Supplemental disclosures:
    Interest paid                                                                          $     104     $    1,950
                                                                                           =========     ==========
    Income tax payments                                                                    $     863     $      634
                                                                                           =========     ==========

Supplemental schedule of non-cash investing and financing activities:

    Information with respect to acquisitions which were accounted for under the purchase method of accounting is summarized as follows:

Fair value of assets acquired                                                              $  84,197
Liabilities assumed                                                                           56,536
                                                                                           ---------
                                                                                              27,661
Reduction of minority interest                                                                    --
                                                                                           ---------
Net assets acquired                                                                           27,661
                                                                                           ---------

Purchase price:
    Cash, net of cash acquired                                                                59,374
    Acquisition costs                                                                             27
    Fair market value of stock and options issued                                             93,365
                                                                                           ---------
    Total                                                                                    152,766
                                                                                           ---------
Goodwill                                                                                   $ 125,105
                                                                                           =========









         THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE
                     AN INTEGRAL PART OF THESE STATEMENTS.

                        IVAX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)
                      (In thousands, except per share data)

(1) GENERAL:

         The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q and, therefore, do not include all information normally included in audited financial statements. However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations, financial position and cash flows have been made. The results of operations and cash flows for the three months ended March 31, 2001 are not necessarily indicative of the results of operations and cash flows which may be reported for the remainder of 2001. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements included in IVAX' Annual Report on Form 10-K for the year ended December 31, 2000.

         Certain prior period amounts presented in the consolidated financial statements have been reclassified to conform to the current period's presentation.

(2) INVENTORIES:

         Inventories consist of the following:

                                      MARCH 31,         DECEMBER 31,
                                        2001                2000
                                     ----------         ------------

      Raw materials                   $ 79,365            $ 72,991
      Work-in-process                   29,695              27,683
      Finished goods                    88,490              78,236
                                      --------            --------
         Total inventories            $197,550            $178,910
                                      ========            ========

(3)  EARNINGS PER SHARE:

         On April 20, 2001, IVAX' Board of Directors approved a 5-for-4 stock split effective May 18, 2001, in the form of a stock dividend for shareholders of record on May 1, 2001 and to increase the number of authorized shares proportionately. All share and per share amounts have been retroactively restated for the split, except where otherwise indicated. A reconciliation of the denominator of the basic and diluted earnings per share computation for income from continuing operations is as follows:

                                                                 2001         2000
                                                                -------      -------
THREE MONTHS ENDED MARCH 31,

Basic weighted average number of shares outstanding             199,255      192,205
Effect of dilutive securities - stock options and warrants        7,015        7,848
                                                                -------      -------
Diluted weighted average number of shares outstanding           206,270      200,053
                                                                =======      =======
Not included in the calculation of diluted earnings per
    share because their impact is antidilutive:
    Stock options outstanding                                     2,654        2,278
    Convertible debt                                              8,412           --
    Put options                                                      --        2,110

(4) REVENUES:

         Net revenues are comprised of gross revenues less provisions for expected customer returns, inventory credits, discounts, promotional allowances, volume rebates, chargebacks and other allowances. The reserve balances related to these provisions are included in "Accounts receivable, net of allowances for doubtful accounts" and "Accrued expenses and other current liabilities" in the accompanying consolidated balance sheets in the amounts of $53,673 and $64,544, respectively, at March 31, 2001 and $51,080 and $63,448, respectively, at December 31, 2000.

(5) PARTIAL SALE OF IVAX DIAGNOSTICS, INC.:

         On March 14, 2001, IVAX' wholly-owned subsidiary, IVAX Diagnostics, Inc., was merged with b2bstores.com, a non-operating company with a significant amount of cash, approximately $22,285, resulting in IVAX owning approximately 70% of the newly merged public company. IVAX received 20,000 shares of b2bstores.com common stock in exchange for all of the outstanding shares of IVAX Diagnostics, Inc. and b2bstores.com's name was changed to IVAX Diagnostics, Inc. For accounting purposes, this transaction is treated as a partial sale of IVAX Diagnostics, Inc. in exchange for cash of b2bstores.com. IVAX elected income statement recognition as its accounting policy for sales of subsidiary stock and recorded a gain of $10,278. Deferred taxes have not been recorded related to the gain as it represents an outside basis difference and IVAX expects it can recover its investment in IVAX Diagnostics, Inc. tax-free. Also recorded was $1,041 of nondeductible compensation expense from outstanding options under the IVAX Diagnostics, Inc. 1999 Stock Option Plan converting to a fair value plan as a result of the merger. IVAX Diagnostics, Inc. is engaged in the development, manufacture and marketing of diagnostic test kits, reagents and instruments.

(6) ACQUISITIONS:

         On February 9, 2001, IVAX indirectly acquired Laboratorios Fustery, S.A. de C.V. ("Fustery"), a corporation organized under the laws of Mexico, by purchasing the outstanding securities of Fustery's parent, Maancirkel Holding BV, a corporation organized under the laws of The Netherlands, from Morcob CVA, an entity organized under the laws of Belgium pursuant to a stock purchase agreement entered into among the parties on October 11, 2000. Under the terms of the stock purchase agreement, IVAX acquired Maancirkel for 1,656 shares (1,325 shares pre-split) of common stock of IVAX, valued at $57,000, and $57,210 in cash, net of cash acquired. Pursuant to the term of the stock purchase agreement, the amount of common stock may be adjusted within 180 days based on the per share market price of IVAX' common stock. The preliminary fair value of net assets acquired was $21,135 resulting in goodwill of $93,075 being recorded. The operating results of Fustery are included in the consolidated financial statements subsequent to the February 9, 2001 acquisition date.

         On February 26, 2001, IVAX acquired the assets of a research organization located in the United States for 609 shares (487 shares pre-split) of common stock of IVAX, valued at $18,000, $4,650 in cash, net of cash acquired, and other costs of $7. The preliminary fair value of net assets acquired was $5,714 resulting in goodwill of $16,943 being recorded. The operating results of this company are included in the consolidated financial statements subsequent to the February 26, 2001 acquisition date.

         On March 13, 2001, IVAX acquired Netpharma Scandinavia AB ("Netpharma"), a Swedish pharmaceutical company for 624 shares (499 shares pre-split) of common stock of IVAX, valued at $18,365, other costs of $20 and received cash in excess of cash paid of $949. In addition, additional shares of IVAX common stock, valued at $2,052, will be issued contingent on achievement of earnout targets for each of the next two years. If the earnout targets are achieved, the number of additional shares issued will be based on the exchange rate in effect on the payment dates and the average price of IVAX common stock just prior to April 30, 2002 and 2003. The preliminary fair value of net assets acquired was $812 resulting in goodwill of $16,624 being recorded. The operating results of Netpharma are included in the consolidated financial statements subsequent to the March 13, 2001 acquisition date.

         Pro-forma information for the above acquisitions as if the purchases occurred on January 1 of each year are presented below.

                                                    2001          2000
                                                  --------      --------
THREE MONTHS ENDED MARCH 31,

Revenues                                          $286,627      $217,863
Net income                                          60,690        24,262

Diluted weighted average shares (pre-split)        166,313       162,353
Diluted earnings per share (pre-split)            $   0.36      $   0.15

Diluted weighted average shares (post-split)       207,892       202,942
Diluted earnings per share (post-split)           $   0.29      $   0.12

         These pro-forma results of operations are not necessarily indicative of results that might have been achieved if the acquisitions had actually occurred on January 1 of the periods presented.

         During the first quarter of 2001, IVAX received $1,673 representing a reduction of purchase price and goodwill of Laboratorios Elmor, S.A. that was acquired in June, 2000. In addition, IVAX paid $136 of other costs, representing an increase to the purchase price and goodwill of Wakefield Pharmaceuticals, Inc. that was acquired in September, 2000.

(7) INCOME TAXES:

         The provision for income taxes from continuing operations consists of the following:

                                    2001         2000
                                  --------       ------
THREE MONTHS ENDED MARCH 31,
         Current:
             Domestic             $ 11,144       $  250
             Foreign                 3,726        4,428
         Deferred                   (1,115)         762
                                  --------       ------
         Total                    $ 13,755       $5,440
                                  ========       ======

         The domestic current provision was favorably impacted by $8,156 from utilization of previously reserved net operating loss and tax credit carryforwards. Payment of the current tax provision for the year ended December 31, 2001, for domestic and foreign operations will be reduced by $1,384 and $258, respectively, representing the incremental impact of compensation expense deductions associated with non-qualified stock option exercises during the current quarter. These amounts were credited to "Capital in excess of par value". As of March 31, 2001, a domestic net deferred tax asset of $41,960 and an aggregate foreign net deferred tax asset of $10,348 are included in "Other current assets" and "Other assets" in the accompanying consolidated balance sheet. The domestic net deferred tax asset was approximately 47% reserved as of March 31, 2001. Realization of the net deferred tax assets is dependent upon generating sufficient future domestic and foreign taxable income. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized.

(8) COMPREHENSIVE INCOME:

         The components of IVAX' comprehensive income are as follows:

                                                        2001           2000
                                                      --------       --------
THREE MONTHS ENDED MARCH 31,

    Net income                                        $ 60,132       $ 20,195
    Unrealized gains on marketable securities,
      net of taxes                                        (104)           279
    Foreign currency translation adjustments           (14,753)        (6,381)
                                                      --------       --------
    Comprehensive income                              $ 45,275       $ 14,093
                                                      ========       ========

(9) BUSINESS SEGMENT INFORMATION:

         IVAX is a multinational company with subsidiaries that operate in the pharmaceutical business and are engaged in the research, development, manufacture, marketing and sale of pharmaceutical products. Pharmaceutical products include prescription drugs and over-the-counter products. IVAX reviews financial information, allocates resources and manages its business by major operating subsidiary. However, IVAX' pharmaceutical subsidiaries utilize similar production processes, and sell similar types of products to similar types of customers under similar regulatory environments using similar methods of distribution. IVAX also expects these subsidiaries to have similar long-term financial performance. Since these pharmaceutical subsidiaries meet the aggregation criteria under paragraph 17 of Statement of Financial Accounting Standards No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, the pharmaceutical operating subsidiaries are aggregated into one reportable segment, pharmaceutical, and all other subsidiaries are reported in Corporate and Other.

         To provide additional information, IVAX has disaggregated its pharmaceutical segment results into the geographic regions in which the subsidiaries are located. The North America region contains IVAX subsidiaries in the United States and Canada. The Europe region contains subsidiaries located in Europe. Latin America consists of subsidiaries in South America and Mexico. Corporate and Other includes the diagnostic subsidiaries, animal health subsidiary and subsidiaries located in other geographic regions as well as corporate activities and elimination of intercompany transactions.

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

REVENUES BY REGION
THREE MONTHS ENDED MARCH 31,                     2001            2000
                                              ---------       ---------
North America

      External sales                          $ 138,743       $  67,733
      Intersegment sales                            386             200
      Other revenues                                121          14,846
                                              ---------       ---------
      Net revenue - North America               139,250          82,779
                                              ---------       ---------
Europe

      External sales                             70,288          76,733
      Intersegment sales                          7,741           7,276
      Other revenues                             15,205           7,548
                                              ---------       ---------
      Net revenue - Europe                       93,234          91,557
                                              ---------       ---------
Latin America

      External sales                             26,509           7,762
      Other revenues                                229             474
                                              ---------       ---------
      Net revenue - Latin America                26,738           8,236
                                              ---------       ---------
Corporate & Other

      External sales                              8,371           8,146
      Intersegment sales                         (8,127)         (7,476)
      Other revenues                                466              16
                                              ---------       ---------
      Net revenue - Corporate & Other               710             686
                                              ---------       ---------
Consolidated net revenues                     $ 259,932       $ 183,258
                                              =========       =========

PROFITS BY REGION
THREE MONTHS ENDED MARCH 31,                      2001            2000
                                              ---------       ---------
INCOME FROM CONTINUING OPERATIONS
      BEFORE MINORITY INTEREST:

      North America                           $  35,086       $  15,966
      Europe                                         75            (655)
      Latin America                               1,305             296
      Corporate & Other                          23,765          11,295
                                              ---------       ---------
Income from continuing operations
      before minority interest                   60,231          26,902
                                              ---------       ---------

NET INCOME:

      Minority interest                             (99)           (236)
                                              ---------       ---------
Net income                                    $  60,132       $  20,195
                                              =========       =========

                                                       MARCH 31,
                                               ------------------------
LONG-LIVED ASSETS:                              2001            2000
                                              ---------       ---------

      North America                           $  61,410       $  53,842
      Europe                                    213,595         194,001
      Latin America                             177,154           7,157
      Corporate & Other                          96,851          29,798
                                              ---------       ---------
Total                                         $ 549,010       $ 284,798
                                              =========       =========

(10) RECENTLY ISSUED ACCOUNTING STANDARDS:

         Effective January 1, 2001, IVAX adopted SFAS No. 133, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in Accumulated Other Comprehensive Loss ("OCL") and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

         Certain forecasted transactions are exposed to foreign currency risk. The principal currency hedged is the Irish punt against the British pound. Forward options used to hedge a portion of forecasted international expenses for up to one year in the future are designated as cash flow hedging instruments. The adoption of SFAS 133 on January 1, 2001 resulted in an increase to OCL of $1,613, net of tax of $179. The increase to OCL is mostly attributable to unrealized gains on cash flow hedges. The net derivative gains included in OCL as of January 1, 2001, will be reclassified into earnings during the twelve months ended December 31, 2001.

         During the first quarter of 2001, IVAX adopted EITF Issue No. 00-19, ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN, A COMPANY'S OWN STOCK, which addresses the classification and accounting treatment of equity derivative contracts (such as IVAX' put options) as equity instruments (either temporary or permanent) or assets and liabilities. As a result, put options were reclassified from temporary equity to permanent equity.

         As of March 31, 2001, IVAX had outstanding freestanding put options for 2,144 (1,715 pre-split) shares of IVAX common stock that were issued in connection with the share repurchase program. The put options bear strike prices ranging from $27.68 to $30.40 ($34.60 to $38.00 pre-split) and mature between April and July 2001. In the event the put options are exercised, IVAX may elect to settle by one of three methods: physical settlement by payment in exchange for IVAX shares, net cash settlement or net share settlement. The maximum repurchase obligation under the physical settlement method is $62,500.

(11) LEGAL PROCEEDINGS:

         With respect to the case styled AMERICAN BIOSCIENCE, INC. V. DONNA E. SHALALA, ET AL., previously reported in IVAX' Annual Report on Form 10-K for the year ended December 31, 2000, on March 30, 2001, the appellate court vacated the district court's decision and remanded the case based on FDA's failure to file an administrative record in the court below. On April 6, 2001, FDA filed its administrative record and American BioScience, Inc. ("ABI") renewed its motion for a temporary restraining order or preliminary injunction. On April 19, 2001, the district court again denied ABI's motion. ABI has appealed this ruling, and on May 4, 2001, the appellate court ordered that the appeal be expedited.

         With respect to the case styled BRISTOL MYERS SQUIBB COMPANY V. ZENITH GOLDLINE PHARMACEUTICALS, INC., ET AL., previously reported in IVAX' Annual Report on Form 10-K for the year ended December 31, 2000, on April 20, 2001, the appellate court affirmed the district court's grant of summary judgment of invalidity with respect to all but two of the asserted claims of Bristol's patents and remanded the remaining claims to the district court for further proceedings. The Company will now pursue its counterclaims against Bristol.

(12) RESTRUCTURING COSTS:

         The components of restructuring costs, spending and other activity, as well as the remaining reserve balances at March 31, 2001, which are included in "Accrued expenses and other current liabilities" in the accompanying consolidated balance sheets, are as follows:

                                    EMPLOYEE                          TOTAL
                                   TERMINATION         PLANT      RESTRUCTURING
                                    BENEFITS         CLOSURES        RESERVES
                                   -----------      ----------    -------------

Balance at January 1, 2001           $ 110            $ 619            $ 729
Cash payments during 2001              (15)             (52)             (67)
Non-cash activities                     81              (22)              59
                                     -----            -----            -----
Balance at March 31, 2001            $ 176            $ 545            $ 721
                                     =====            =====            =====

(13) SUBSEQUENT EVENTS:

         On April 3, 2001, IVAX acquired the remaining 70% of Indiana Protein Technologies, Inc. for $4,169 in cash, of which $2,500 is subject to an earnout over a period of 5 years.

         On April 10, 2001, IVAX made a final payment of $16,309 in cash in lieu of additional shares for the acquisition of Fustery.

         During April 2001, IVAX repurchased 225 shares (180 shares pre-split) of its stock at a total cost, including commissions, of $5,095.

         On May 4, 2001, IVAX consummated a private offering of $575,000 of its 4.5% Convertible Senior Subordinated Notes due May 15, 2008 pursuant to Rule 144A, Regulation D and Regulation S under the Securities Act of 1933, as amended (the "Securities Act"), and received net proceeds of approximately $559,550 therefrom. On May 9, 2001, IVAX sold an additional $150,000 of its 4.5% Notes under the over-allotment option provided to the initial purchaser and received net proceeds of $146,100. The 4.5% Notes were issued without registration under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. The 4.5% Notes are convertible at any time prior to maturity, unless previously redeemed, into 24.96875 shares (19.975 shares pre-split) of IVAX' common stock per $1,000 of principal amount of the 4.5% Notes. This ratio results in a conversion price of approximately $40.05 per share ($50.0625 per share pre-split). The 4.5% Notes are redeemable by IVAX on or after May 29, 2004. The net proceeds from the sale of the 4.5% Notes are expected to be used primarily to acquire other businesses and products, to fund the research, development, testing and commercialization of pharmaceutical products and for general working capital purposes.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the consolidated financial statements, the related notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations included in IVAX' Annual Report on Form 10-K for the year ended December 31, 2000 and the unaudited interim consolidated financial statements and the related notes to unaudited interim consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q. All per share amounts have been retroactively restated to reflect the 5-for-4 stock split payable May 18, 2001 to shareholders of record on May 1, 2001. Certain prior period amounts presented have been reclassified to conform to the current period's presentation.

                              RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000

         Net income was $60.1 million, or $.29 per diluted share ($.36 per share pre-split), for the three months ended March 31, 2001, compared to $20.2 million, or $.10 per diluted share ($.13 per share pre-split), for the three months ended March 31, 2000. Income from continuing operations was $60.1 million, or $.29 per diluted share ($.36 per share pre-split), for the three months ended March 31, 2001, compared to $26.7 million, or $.13 per diluted share ($.17 per share pre-split), for the same period of the prior year. During 2000, IVAX recorded a cumulative change in accounting principle charge in the amount of $6.5 million, or $.03 per diluted share ($.04 per share pre-split), as a result of SAB No. 101, related to up-front receipts previously recognized in income during 1998 and 1999.

         NET REVENUES AND GROSS PROFIT

         Net revenues for the three months ended March 31, 2001 totaled $260 million, an increase of $77 million, or 42%, from the $183 million reported in the same period of the prior year. This increase was comprised of increases of $56 million, $2 million and $19 million in net revenues from North American, European, and Latin American subsidiaries, respectively.

         North American subsidiaries net revenues totaled $139 million for the three months ended March 31, 2001, compared to $83 million for the same period of 2000. The 68% increase was primarily attributable to increased sales volume, in part due to new product releases, partially offset by higher sales returns and allowances and lower prices. North American subsidiaries recorded provisions for sales returns and allowances that reduced gross sales by $58 million and $38 million in 2001 and 2000, respectively. The increase of $20 million, or 53%, was primarily due to reduced prices on certain generic pharmaceuticals and increase in sales volume.

         European subsidiaries generated net revenues of $93 million for the three months ended March 31, 2001, compared to $92 million for the same period of the prior year. The 2% increase was primarily due to increased product development fees and higher sales volumes of respiratory products partially offset by unfavorable effects of currency exchange rates and lower prices for certain generic products. European subsidiaries recorded provisions for sales returns and allowances that reduced gross sales by $10 million and $6 million in 2001 and 2000, respectively.

         Latin American subsidiaries generated net revenues of $27 million for the three months ended March 31, 2001, compared to $8 million for the same period of the prior year. The increase was primarily due to the sales volume of Laboratorios Elmor, S.A. ("Elmor") and Laboratorios Fustery, S.A. de C.V. ("Fustery"), which were acquired June 19, 2000 and February 9, 2001, respectively.

         Gross profit was $136.2 million (52% of net revenues) for the three months ended March 31, 2001, compared to $88.1 million (48% of net revenues) for the three months ended March 31, 2000. The increase in gross profit percentage was primarily attributable to product mix and higher margin sales from the operations of Elmor, Wakefield Pharmaceuticals, Inc. ("Wakefield") and Fustery.

         OPERATING EXPENSES

         Selling expenses increased $9.5 million, or 53%, to $27.5 million (11% of net revenues) from $18.0 million (10% of net revenues) in 2000. The increase was due to higher expense from the operations of Elmor, Wakefield and Fustery, increased sales force and promotional expenses at the European subsidiaries and increased promotional expenses in North America.

         General and administrative expenses totaled $23.7 million (9% of net revenues) for the three months ended March 31, 2001, compared to $24.2 million (13% of net revenues) for the three months ended March 31, 2000, a decrease of $.5 million, or 2%. The decrease is primarily attributable to lower expenses from the European subsidiaries due to a combination of a one-time write down of patents at the UK subsidiary recorded in 2000 and lower operating expenses in 2001. The decrease was partially offset by $1.6 million additional general and administrative expenses from the operations of Elmor, Fustery and Wakefield and by $1.0 million of nondeductible compensation expense from outstanding options under the IVAX Diagnostics, Inc. 1999 Stock Option Plan converting to a fair value plan as a result of the partial sale of IVAX Diagnostics, Inc. discussed below.

         Research and development expenses for the three months ended March 31, 2001 increased 22% to a total of $18.9 million (7% of net revenues), compared to the three months ended March 31, 2000. IVAX' future level of research and development expenditures will depend on, among other things, the outcome of clinical testing of products under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity.

         OTHER INCOME (EXPENSE)

         Interest income and expense increased $2.8 million and $2.3 million, respectively, for the three months ended March 31, 2001, as compared to the three months ended March 31, 2000 due primarily to additional cash on hand from the issuance of $250 million of 5 1/2% Convertible Senior Subordinated Notes in 2000 partially offset by the conversion of 6 1/2% Convertible Subordinated Notes to common stock and cash in 2000 and the payoff of the related-party Frost Nevada Limited Partnership note during 2000.

         Other income, net decreased $3.1 million for the three months ended March 31, 2001, as compared to the three months ended March 31, 2000. On March 14, 2001, IVAX sold a partial interest in IVAX Diagnostics, Inc. through a merger with b2bstores.com, Inc. resulting in a gain of $10.3 million. While IVAX does not currently have plans to sell additional shares of subsidiaries, such transactions could occur in the future.

                      RECENTLY ISSUED ACCOUNTING STANDARDS

         Effective January 1, 2001, IVAX adopted SFAS No. 133, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in Accumulated Other Comprehensive Loss ("OCL") and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

         Certain forecasted transactions are exposed to foreign currency risk. The principal currency hedged is the Irish punt against the British pound. Forward options used to hedge a portion of forecasted international expenses for up to one year in the future are designated as cash flow hedging instruments. The adoption of SFAS 133 on January 1, 2001 resulted in an increase to OCL of $1.6 million, net of tax of $.2 million. The increase to OCL is mostly attributable to gains on cash flow hedges. The net derivative gains included in OCL as of January 1, 2001, will be reclassified into earnings during the twelve months ended December 31, 2001.

         During the first quarter of 2001, IVAX adopted EITF Issue No. 00-19, ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN, A COMPANY'S OWN STOCK, which addresses the classification and accounting treatment of equity derivative contracts (such as IVAX' put options) as equity instruments (either temporary or permanent) or assets and liabilities. As a result, put options were reclassified from temporary equity to permanent equity.

                         LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2001, IVAX' working capital was $397.1 million, compared to $438.5 million at December 31, 2000. Cash and cash equivalents totaled $203.0 million at March 31, 2001, as compared to $251.5 million at December 31, 2000.

         Net cash of $64 million was provided by operating activities during the first quarter of 2001, compared to $44.7 million during the first quarter of 2000. The increase in cash provided by operating activities was primarily the result of improved operating earnings, partially offset by an increase in accounts receivable.

         Net cash of $61.2 million was used for investing activities during the first quarter of 2001, as compared to $8.7 million during the same period of the prior year. In the first quarter of 2001, $59.4 million was used to acquire new businesses and $10.9 million was used to acquire patents and other intangible assets compared to $0.2 million used in the first quarter of 2000 to acquire patents and other intangible assets. The primary acquisitions made by IVAX in the first quarter of 2001 were: Fustery, $57.2 million net cash used; Netpharma Scandinavia AB, $0.9 million net cash provided; the assets of a research organization, $4.7 million net cash used; and the exclusive rights to develop and market Talampanel, $10.0 million net cash used. These acquisitions were partially offset by the partial sale of IVAX Diagnostics, Inc. which provided proceeds of $22.3 million.

         Net cash of $50.5 million was used by financing activities during the first quarter of 2001, compared to $15.1 million provided during the same period of the prior year, primarily reflecting $53.5 million in repurchases of common stock during the first quarter of 2001.

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

         On May 4, 2001, IVAX consummated a private offering of $575 million of its 4.5% Convertible Senior Subordinated Notes due May 15, 2008 pursuant to Rule 144A, Regulation D and Regulation S under the Securities Act of 1933, as amended (the "Securities Act"), and received net proceeds of approximately $559.6 million therefrom. On May 9, 2001, IVAX sold an additional $150 million of its 4.5% Notes under the over-allotment option provided to the initial purchaser and received net proceeds of $146.1 million. The 4.5% Notes were issued without registration under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. The 4.5% Notes are convertible at any time prior to maturity, unless previously redeemed, into 24.96875 shares (19.975 shares pre-split) of IVAX' common stock per $1,000 of principal amount of the 4.5% Notes. This ratio results in a conversion price of approximately $40.05 per share ($50.0625 per share pre-split). The 4.5% Notes are redeemable by IVAX on or after May 29, 2004. The net proceeds from the sale of the 4.5% Notes are expected to be used primarily to acquire other businesses and products, to fund the research, development, testing and commercialization of pharmaceutical products and for general working capital purposes.

                              CURRENCY FLUCTUATIONS

         For the three months ended March 31, 2001 and 2000, approximately 47% and 55%, respectively, of IVAX' net revenues were attributable to operations which principally generated revenues in currencies other than the United States dollar. Fluctuations in the value of foreign currencies relative to the United States dollar affect the reported results of operations for IVAX. If the United States dollar weakens relative to the foreign currency, the earnings generated in the foreign currency will, in effect, increase when converted into United States dollars and vice versa. Although IVAX does not speculate in the foreign exchange market, it does, from time to time, manage exposures that arise in the normal course of business related to fluctuations in foreign currency exchange rates by entering into offsetting positions through the use of foreign exchange forward contracts. At March 31, 2001, IVAX had subsidiaries domiciled in Venezuela which is considered a highly inflationary environment. The unrealized adjustment for inflation attributable to the Venezuelan operations for the first quarter of 2001 was not significant to IVAX' operations or its subsidiaries and it did not impact cash flows from operations. During the first quarter of 2000, none of IVAX' subsidiaries were domiciled in highly inflationary environments. As a result of exchange rate differences, net revenues decreased by approximately $5.3 million for the three months ended March 31, 2001, as compared to the same period of the prior year. The effects of inflation on consolidated net revenues and operating income were not significant.

                                  INCOME TAXES

         IVAX recognized a $13.8 million tax provision for the three months ended March 31, 2001, of which $2.8 million related to foreign operations. The $11 million tax provision recognized by domestic operations was favorably impacted by $8.2 million utilization of net operating loss and tax credit carryforwards, which had been previously reserved.

         As of March 31, 2001, domestic and aggregate foreign net deferred tax assets totaled $42.0 million and $10.3 million, respectively. The domestic net deferred tax asset was approximately 47% reserved as of March 31, 2001. Realization of the net deferred tax assets is dependent upon generating sufficient future domestic and foreign taxable income. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized. Management's estimates of future taxable income are subject to revision due to, among other things, regulatory and competitive factors affecting the pharmaceutical industries in the markets in which IVAX operates. Such factors are further discussed in management's discussion and analysis of financial condition and results of operations included in IVAX' Annual Report on Form 10-K for the year ended December 31, 2000.

                          SALES RETURNS AND ALLOWANCES

         IVAX' pharmaceutical revenues may be affected by the level of provisions for estimated returns, inventory credits and chargebacks, as well as other sales allowances established by IVAX. The custom in the pharmaceutical industry is generally to grant customers the right to return purchased goods. In the generic pharmaceutical industry, this custom has resulted in a practice of suppliers issuing inventory credits (also known as shelf-stock adjustments) to customers based on the customers' existing inventory following decreases in the market price of the related generic pharmaceutical product. The determination to grant a credit to a customer following a price decrease is generally at the discretion of IVAX, and generally not pursuant to contractual agreements with customers. These credits allow customers with established inventories to compete with those buying product at the current market price, and allow IVAX to maintain shelf space, market share and customer loyalty.

         Provisions for estimated returns, inventory credits, and chargebacks, as well as other sales allowances, are established by IVAX concurrently with the recognition of revenue. The provisions are established in accordance with generally accepted accounting principles based upon consideration of a variety of factors, including actual return and inventory credit experience for products during the past several years by product type, the number and timing of regulatory approvals for the product by competitors of IVAX, both historical and projected, the market for the product, estimated customer inventory levels by product and projected economic conditions. Actual product returns and inventory credits incurred are, however, dependent upon future events, including price competition and the level of customer inventories at the time of any price decreases. IVAX continually monitors the factors that influence the pricing of its products and customer inventory levels and makes adjustments to these provisions when management believes that actual product returns, inventory credits and other allowances may differ from established reserves.

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

         FOREIGN CURRENCY EXCHANGE RATE RISK - IVAX is exposed to exchange rate risk when its U.S. and non-U.S. subsidiaries enter into transactions denominated in currencies other than their functional currency. Certain firmly committed transactions are hedged with foreign exchange forward contracts. As exchange rates change, gains and losses on the exposed transactions are partially offset by gains and losses related to the hedging contracts. Both the exposed transactions and the hedging contracts are translated at current spot rates, with gains and losses included in earnings. IVAX' derivative activities, which primarily consist of foreign exchange forward contracts, are initiated primarily to hedge forecasted cash flows that are exposed to foreign currency risk.

         The foreign exchange forward contracts generally require IVAX to exchange local currencies for foreign currencies based on pre-established exchange rates at the contracts' maturity dates. If the counterparties to the exchange contracts do not fulfill their obligations to deliver the contracted currencies, IVAX could be at risk for currency related fluctuations. IVAX enters into these contracts with counterparties that it believes to be credit worthy and does not enter into any leveraged derivative transactions. As of March 31, 2001, IVAX had $18.4 million in foreign exchange forward contracts outstanding.

         INTEREST RATE RISK - As of March 31, 2001, IVAX' only material debt obligations relate to the 5 1/2% Convertible Notes, which bear fixed rates of interest. IVAX believes that its exposure to market risk relating to interest rate risk is not material.

         COMMODITY PRICE RISK - IVAX does not believe it is subject to any material risk associated with commodity prices.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         With respect to the case styled AMERICAN BIOSCIENCE, INC. V. DONNA E. SHALALA, ET AL., previously reported in IVAX' Annual Report on Form 10-K for the year ended December 31, 2000, on March 30, 2001, the appellate court vacated the district court's decision and remanded the case based on FDA's failure to file an administrative record in the court below. On April 6, 2001, FDA filed its administrative record and American BioScience, Inc. ("ABI") renewed its motion for a temporary restraining order or preliminary injunction. On April 19, 2001, the district court again denied ABI's motion. ABI has appealed this ruling, and on May 4, 2001, the appellate court ordered that the appeal be expedited.

         With respect to the case styled BRISTOL MYERS SQUIBB COMPANY V. ZENITH GOLDLINE PHARMACEUTICALS, INC., ET AL., previously reported in IVAX' Annual Report on Form 10-K for the year ended December 31, 2000, on April 20, 2001, the appellate court affirmed the district court's grant of summary judgment of invalidity with respect to all but two of the asserted claims of Bristol's patents and remanded the remaining claims to the district court for further proceedings. The Company will now pursue its counterclaims against Bristol.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

         Ivax issued three equity put options on December 7, 2000, two equity put options on December 26, 2000 and one put option on March 7, 2001. The put options were issued with strike prices from $34.60 and $38.00 and were issued with expiration dates between April and July 2001. The put options were issued under Section 4(2) of the Securities Act.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

 3.1  Articles of Incorporation                                               Incorporated by reference to our
                                                                              Form 8-B dated July 28, 1993.

 3.3  Articles of Amendment to Articles of Incorporation of IVAX              Filed herewith.
          Corporation

10.27 Merger Agreement dated as of November 21, 2000, by and among IVAX       Incorporated by reference to IVAX
          CORPORATION, a Florida corporation, IVAX DIAGNOSTICS, INC., a       DIAGNOSTICS, INC. f/k/a
          Florida corporation and wholly-owned subsidiary of IVAX, and        B2BSTORES.COM, INC. Form 14A,
          B2BSTORES.COM, INC., a Delaware corporation.                        SEC File Number 001-14798 filed as
                                                                              of January 30, 2001.



(b)      REPORTS ON FORM 8-K

                On February 23, 2001, IVAX filed a report dated February 9, 2001 under Item 2 - Acquisition or Disposition of Assets on Form 8-K reporting its indirect acquisition of Laboratorios Fustery, S.A. de C.V.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        IVAX CORPORATION

Date:  May 10, 2001                 By: /S/ THOMAS E. BEIER
                                        --------------------------------------
                                        Thomas E. Beier
                                        Senior Vice President-Finance
                                        Chief Financial Officer