Form 10-Q
period 2001-06-30
IVAX CORP /DE
filed 2001-08-14
CIK 772197

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                         Commission File Number 1-09623

                                IVAX CORPORATION

                FLORIDA                                     16-1003559
--------------------------------                        -------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                         Identification No.)


       4400 BISCAYNE BOULEVARD, MIAMI, FLORIDA              33137
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

200,627,525 SHARES OF COMMON STOCK, $.10 PAR VALUE, OUTSTANDING AS OF JULY 31, 2001.

                                IVAX CORPORATION

                                      INDEX

                                                                                                        PAGE NO.
                                                                                                        --------
PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

              Consolidated Balance Sheets as of June 30, 2001
              and December 31, 2000                                                                       2

              Consolidated Statements of Operations
              for the three months and six months ended June 30, 2001 and 2000                            3

              Consolidated Statements of Cash Flows
              for the six months ended June 30, 2001 and 2000                                             5

              Notes to Consolidated Financial Statements                                                  7

     Item 2 - Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                                      17

     Item 3 - Quantitative and Qualitative Disclosures about Market Risk                                 25


PART II - OTHER INFORMATION

     Item 2 - Changes in Securities and Use of Proceeds                                                  28

     Item 4 - Submission of Matters to a Vote of Security Holders                                        28

     Item 6 - Exhibits and Reports on Form 8-K                                                           28


PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                        IVAX CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)


                                                                            JUNE 30,          DECEMBER 31,
                                                                              2001                2000
                                                                          -----------          -----------
                                                                         (Unaudited)
                                 ASSETS

Current assets:
    Cash and cash equivalents                                             $   921,097          $   251,528
    Accounts receivable, net of allowances for doubtful
       accounts of $18,523 in 2001 and $19,703 in 2000                        197,109              155,685
    Inventories                                                               201,396              178,910
    Other current assets                                                       84,421               72,991
                                                                          -----------          -----------
       Total current assets                                                 1,404,023              659,114

Property, plant and equipment, net                                            282,168              250,852
Intangible assets, net                                                        246,962              117,171
Other assets                                                                   77,198               41,049
                                                                          -----------          -----------
       Total assets                                                       $ 2,010,351          $ 1,068,186
                                                                          ===========          ===========

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Loans payable                                                         $    24,209          $     1,877
    Current portion of long-term debt                                             973                  934
    Accounts payable                                                           53,787               49,951
    Accrued income taxes payable                                               14,956               11,854
    Accrued expenses and other current liabilities                            164,739              156,008
                                                                          -----------          -----------
       Total current liabilities                                              258,664              220,624

Long-term debt, net of current portion                                        978,408              253,755
Other long-term liabilities                                                    31,591               23,472
Minority interest                                                              14,583                1,712
Put options                                                                        --               84,503

Shareholders' equity:
    Common stock, $.10 par value, authorized 437,500 shares,
       issued and outstanding 200,374 in 2001 and 198,547 in 2000              20,037               19,855
    Capital in excess of par value                                            437,112              315,039
    Put options                                                                 7,785                   --
    Retained earnings                                                         331,201              203,206
    Accumulated other comprehensive loss                                      (69,030)             (53,980)
                                                                          -----------          -----------
       Total shareholders' equity                                             727,105              484,120
                                                                          -----------          -----------
       Total liabilities and shareholders' equity                         $ 2,010,351          $ 1,068,186
                                                                          ===========          ===========


   THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL
                         PART OF THESE BALANCE SHEETS.

                        IVAX CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                     THREE MONTHS                         SIX MONTHS
PERIOD ENDED JUNE 30,                                       ----------------------------          ----------------------------
(In thousands, except per share data)                          2001               2000               2001               2000
                                                            ---------          ---------          ---------          ---------
Net revenues                                                $ 301,782          $ 184,827          $ 561,714          $ 368,085
Cost of sales                                                 143,339             95,207            267,063            190,380
                                                            ---------          ---------          ---------          ---------
    Gross profit                                              158,443             89,620            294,651            177,705
                                                            ---------          ---------          ---------          ---------
Operating expenses:
    Selling                                                    30,103             20,637             57,605             38,616
    General and administrative                                 28,906             18,640             52,627             42,815
    Research and development                                   20,020             17,153             38,903             32,609
    Amortization of intangible assets                           4,229              1,786              7,823              3,755
    Reversal of restructuring reserve                            (220)            (3,142)              (221)            (3,144)
                                                            ---------          ---------          ---------          ---------
    Total operating expenses                                   83,038             55,074            156,737            114,651
                                                            ---------          ---------          ---------          ---------
    Income from operations                                     75,405             34,546            137,914             63,054

Other income (expense):
    Interest income                                             9,933              3,635             13,741              4,689
    Interest expense                                          (10,460)            (5,203)           (14,819)            (7,245)
    Other income, net                                           9,182                886             10,932              5,708
    Gain on partial sale of IVAX Diagnostics, Inc.                 --                 --             10,278                 --
                                                            ---------          ---------          ---------          ---------
    Total other income (expense), net                           8,655               (682)            20,132              3,152
                                                            ---------          ---------          ---------          ---------
    Income from continuing operations before
       income taxes and minority interest                      84,060             33,864            158,046             66,206

Provision for income taxes                                     16,211              1,182             29,966              6,622
                                                            ---------          ---------          ---------          ---------
    Income from continuing operations before
       minority interest                                       67,849             32,682            128,080             59,584

Minority interest                                                  14               (202)               (85)              (438)
                                                            ---------          ---------          ---------          ---------

    Income from continuing operations                          67,863             32,480            127,995             59,146

Extraordinary item - loss on extinguishment
    of debt, net of taxes                                          --             (2,254)                --             (2,254)

Cumulative effect of a change in accounting
    principle, net of tax benefit of $2,773 in 2000                --                 --                 --             (6,471)
                                                            ---------          ---------          ---------          ---------
Net income                                                  $  67,863          $  30,226          $ 127,995          $  50,421
                                                            =========          =========          =========          =========





                                   (Continued)

                        IVAX CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Continuation)

                                                                   THREE MONTHS                            SIX MONTHS
PERIOD ENDED JUNE 30,                                   -------------------------------          -------------------------------
(In thousands, except per share data)                       2001                2000                 2001                2000
                                                        -----------         -----------          -----------         -----------

BASIC EARNINGS PER COMMON SHARE:
    Continuing operations                               $      0.34         $      0.17          $      0.64         $      0.30
    Extraordinary item                                           --               (0.01)                  --               (0.01)
    Cumulative effect of a change in accounting
       principle                                                 --                  --                   --               (0.03)
                                                        -----------         -----------          -----------         -----------
    Net income                                          $      0.34         $      0.16          $      0.64         $      0.26
                                                        ===========         ===========          ===========         ===========

DILUTED EARNINGS PER COMMON SHARE:
    Continuing operations                               $      0.33         $      0.16          $      0.62         $      0.29
    Extraordinary item                                           --               (0.01)                  --               (0.01)
    Cumulative effect of a change in accounting
       principle                                                 --                  --                   --               (0.03)
                                                        -----------         -----------          -----------         -----------
    Net income                                          $      0.33         $      0.15          $      0.62         $      0.25
                                                        ===========         ===========          ===========         ===========

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING:
    Basic                                                   199,876             193,668              199,567             193,873
                                                        ===========         ===========          ===========         ===========
    Diluted                                                 207,605             203,321              206,979             202,761
                                                        ===========         ===========          ===========         ===========














       THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN
                       INTEGRAL PART OF THESE STATEMENTS.

                        IVAX CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


SIX MONTHS ENDED JUNE 30,                                                         2001               2000
(In thousands, except per share data)                                           ---------          ---------

Cash flows from operating activities:
    Net income                                                                  $ 127,995          $  50,421
    Adjustments to reconcile net income to net cash
       flows from operating activities:
       Reversal of restructuring reserve established in prior years                  (221)            (3,144)
       Depreciation and amortization                                               22,688             14,904
       Deferred tax provision                                                     (17,683)            (2,452)
       Tax effect of stock option exercises                                         7,751                 --
       Compensation expense related to partial sale of IVAX Diagnostics             1,041                 --
       Provision for doubtful accounts                                              1,033                550
       Provision for inventory obsolescence                                        10,472              3,259
       Minority interest                                                               85                438
       Equity in earnings of affiliates                                              (619)              (377)
       Loss on extinguishment of debt                                                  --              2,254
       Gain on partial sale of IVAX Diagnostics                                   (10,278)                --
       Gain on sale of product rights                                              (7,347)            (1,813)
       Gains on disposal of assets, net                                            (3,495)              (841)
       Cumulative effect of a change in accounting principle                           --              6,471
       Changes in operating assets and liabilities:
          Accounts receivable                                                     (29,665)            (3,827)
          Inventories                                                             (12,906)           (28,607)
          Other current assets                                                     (6,474)             6,496
          Other assets                                                              3,482              1,504
          Accounts payable, accrued expenses, and other
              current liabilities                                                   7,313               (985)
          Other long-term liabilities                                                (153)            (2,117)
                                                                                ---------          ---------
          Net cash flows from operating activities                                 93,019             42,134
                                                                                ---------          ---------

Cash flows from investing activities:
    Proceeds from sale of product rights                                            3,097              1,813
    Capital expenditures                                                          (24,071)           (19,269)
    Proceeds from sales of assets                                                  22,627                 29
    Proceeds from partial sale of IVAX Diagnostics                                 22,285                 --
    Acquisitions of patents, trademarks, licenses and other
       intangibles                                                                (10,907)            (1,476)
    Acquisitions of businesses, net of cash acquired                              (79,809)            (5,444)
    Investment in affiliated companies                                            (17,913)               913
                                                                                ---------          ---------
       Net cash flows from investing activities                                   (84,691)           (23,434)
                                                                                ---------          ---------

Cash flows from financing activities:
    Borrowings on long-term debt and loans payable                                723,785            244,957
    Payments on long-term debt and loans payable                                  (17,413)           (52,129)
    Exercise of stock options and employee stock purchases                         11,320             23,481
    Repurchases of common stock net of put option premium                         (58,577)                --
                                                                                ---------          ---------
       Net cash flows from financing activities                                   659,115            216,309
                                                                                ---------          ---------
Effect of exchange rate changes on cash and cash equivalents                        2,126             (6,714)
                                                                                ---------          ---------
Net increase in cash and cash equivalents                                         669,569            228,295
Cash and cash equivalents at the beginning of the year                            251,528             41,408
                                                                                ---------          ---------
Cash and cash equivalents at the end of the period                              $ 921,097          $ 269,703
                                                                                =========          =========

                                   (Continued)

                        IVAX CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                 (Continuation)


SIX MONTHS ENDED JUNE 30,                                                                 2001              2000
(In thousands, except per share data)                                                  ---------          --------


Supplemental disclosures:
    Interest paid                                                                      $   9,135          $  3,176
                                                                                       =========          ========
    Income tax payments                                                                $  34,100          $  8,390
                                                                                       =========          ========

Supplemental schedule of non-cash investing and financing activities:

       Information related to acquisitions which were accounted for under the purchase method of accounting is summarized as follows:

Fair value of assets acquired                                                          $  83,886            13,839
Liabilities assumed                                                                      (56,088)          (11,478)
                                                                                       ---------          --------
                                                                                          27,798             2,361
Reduction of minority interest                                                                --             5,324
                                                                                       ---------          --------
Net assets acquired                                                                       27,798             7,685
                                                                                       ---------          ========

Purchase price:
    Cash, net of cash acquired                                                            79,754            5,444
    Acquisition costs                                                                         55                --
    Fair market value of stock and options issued                                         77,056            55,000
                                                                                       ---------          --------
    Total                                                                                156,865            60,444
                                                                                       ---------          --------

Goodwill                                                                               $ 129,067          $ 52,759
                                                                                       =========          ========






















       THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN
                       INTEGRAL PART OF THESE STATEMENTS.

                        IVAX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)
                      (In thousands, except per share data)

(1) GENERAL:

         The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q and, therefore, do not include all information normally included in audited financial statements. However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations, financial position and cash flows have been made. The results of operations and cash flows for the six months ended June 30, 2001, are not necessarily indicative of the results of operations and cash flows which may be reported for the remainder of 2001. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements included in IVAX' Annual Report on Form 10-K for the year ended December 31, 2000.

         Certain prior period amounts presented in the consolidated financial statements have been reclassified to conform to the current period's presentation.

(2) INVENTORIES:

         Inventories consist of the following:

                                   JUNE 30,    DECEMBER 31,
                                     2001          2000
                                   --------      --------

         Raw materials             $ 78,377      $ 72,991
         Work-in-process             32,259        27,683
         Finished goods              90,760        78,236
                                   --------      --------
            Total inventories      $201,396      $178,910
                                   ========      ========

(3)  EARNINGS PER SHARE:

         On April 20, 2001, IVAX' Board of Directors approved a 5-for-4 stock split effective May 18, 2001, in the form of a stock dividend for shareholders of record on May 1, 2001, and a proportional increase in the number of authorized shares. All share and per share amounts have been retroactively restated for the split, except where otherwise indicated. A reconciliation of the denominator of the basic and diluted earnings per share computation for income from continuing operations is as follows:


PERIOD ENDED JUNE 30,                                       THREE MONTHS               SIX MONTHS
                                                         --------------------      --------------------
                                                           2001         2000         2001         2000
                                                         -------      -------      -------      -------
Basic weighted average number of shares outstanding      199,876      193,668      199,567      193,873
Effect of dilutive securities - stock options and
    warrants                                               7,729        9,653        7,412        8,888
                                                         -------      -------      -------      -------
Diluted weighted average number of shares
    outstanding                                          207,605      203,321      206,979      202,761
                                                         =======      =======      =======      =======
Not included in the calculation of diluted earnings
    per share because their impact is antidilutive:
    Stock options outstanding                                250           --          346           --
    Convertible debt                                      26,514        8,412       26,514        8,412
    Put options                                              281           --          281           --

(4) REVENUES:

         Net revenues are comprised of gross revenues less provisions for expected customer returns, inventory credits, discounts, promotional allowances, volume rebates, chargebacks and other allowances. The reserve balances related to these provisions are included in "Accounts receivable, net of allowances for doubtful accounts" and "Accrued expenses and other current liabilities" in the accompanying consolidated balance sheets in the amounts of $62,684 and $68,314 respectively, at June 30, 2001, and $51,080 and $63,448, respectively, at December 31, 2000.

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

(6) ACQUISITIONS:

         On February 9, 2001, IVAX indirectly acquired Laboratorios Fustery, S.A. de C.V. ("Fustery"), a corporation organized under the laws of Mexico, by purchasing the outstanding securities of Fustery's parent, Maancirkel Holding B.V. ("Maancirkel"), a corporation organized under the laws of The Netherlands, from Morcob CVA, an entity organized under the laws of Belgium pursuant to a stock purchase agreement entered into among the parties on October 11, 2000. During the first quarter of 2001, IVAX acquired Maancirkel for 1,656 shares of IVAX' common stock, valued at $57,000, and $57,210 in cash, net of cash acquired. During the second quarter of 2001, in accordance with the stock purchase agreement, IVAX made an additional payment of $16,309 in lieu of additional shares, representing contingent consideration based on the market value of IVAX' common stock. The preliminary fair value of net assets acquired was $20,212 resulting in goodwill of $93,998 being recorded. The operating results of Fustery are included in the consolidated financial statements subsequent to the February 9, 2001, acquisition date.

         On February 26, 2001, IVAX acquired the assets of a research organization located in the United States for 609 shares of IVAX' common stock, valued at $18,000, $4,650 in cash, net of cash acquired, and other costs of $28. The fair value of net assets acquired was $7,085 resulting in goodwill of $15,593 being recorded. The operating results of this company are included in the consolidated financial statements subsequent to the February 26, 2001, acquisition date.

         On March 13, 2001, IVAX acquired Netpharma Scandinavia AB ("Netpharma"), a Swedish pharmaceutical company, for 624 shares of IVAX' common stock, valued at $18,365, other costs of $20 and received cash of $1,000 in excess of cash paid. In addition, additional shares of IVAX' common stock, valued at $2,052, will be issued contingent on achievement of earnout targets for each of the next two years. If the earnout targets are achieved, the number of additional shares issued will be based on the exchange rate in effect on the payment dates and the average price of IVAX' common stock just prior to April 30, 2002 and 2003. The preliminary fair value of net assets acquired was $464, resulting in goodwill of $16,921 being recorded. The operating results of Netpharma are included in the consolidated financial statements subsequent to the March 13, 2001, acquisition date.

         On April 3, 2001, IVAX acquired the remaining 70% of Indiana Protein Technologies, Inc. ("Indiana Protein") that it did not already own. Indiana Protein was previously accounted for as an investment under the equity method of accounting. This additional interest was acquired for $4,121 in cash, net of cash acquired, and other costs of $7, of which $2,500 is subject to an earnout period of 5 years. This acquisition resulted in an increase in net assets of $37 and goodwill of $4,091 being recorded. The operating results of Indiana Protein are included in the consolidated financial statements subsequent to the April 3, 2001, acquisition date.

         Pro-forma information for the above acquisitions as if the purchases occurred on January 1 of each year are presented below.


PERIOD ENDED JUNE 30,                     THREE MONTHS                SIX MONTHS
                                     ----------------------      ----------------------
                                       2001          2000          2001          2000
                                     --------      --------      --------      --------
Revenues                             $301,801      $218,391      $588,428      $436,254
Net income                             67,990        33,170       128,680        57,432

Diluted weighted average shares       207,605       206,211       207,785       205,651
Diluted earnings per share           $   0.33      $   0.16      $   0.62      $   0.28

         These pro-forma results of operations are not necessarily indicative of results that might have been achieved if the acquisitions had actually occurred on January 1 of the periods presented.

         During the first quarter of 2001, IVAX received $1,673 representing a reduction of purchase price and goodwill of Laboratorios Elmor, S.A. that was acquired in June 2000. In addition, IVAX paid $137 of other costs, representing an increase to the purchase price and goodwill of Wakefield Pharmaceuticals, Inc. that was acquired in September 2000.

(7) DEBT:

         On May 4, 2001, IVAX sold $725,000 of its 4.5% Convertible Senior Subordinated Notes due 2008 to UBS Warburg LLC (the "Initial Purchaser"). The Initial Purchaser then sold the 4.5% Notes to Qualified Institutional Buyers pursuant to Rule 144A of the Securities Act, to institutional "accredited investors" (as defined in Rule 501 under the Securities Act) in compliance with Regulation D under the Securities Act and to non-U.S. persons outside the United States in compliance with Regulation S. IVAX received net proceeds of approximately $706,150 therefrom. The 4.5% Notes were issued without registration under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. The 4.5% Notes are convertible at any time prior to maturity, unless previously redeemed, into 24.96875 shares of IVAX' common stock per $1 of principal amount of the 4.5% Notes. This ratio results in a conversion price of approximately $40.05 per share. The 4.5% Notes are redeemable by IVAX on or after May 29, 2004. The net proceeds from the sale of the 4.5% Notes are expected to be used primarily to fund the acquisition of businesses and products, to fund the research, development, testing and commercialization of IVAX' pharmaceutical products and for general working capital purposes.

(8) INCOME TAXES:

         The provision for income taxes from continuing operations consists of the following:

PERIOD ENDED JUNE 30,           THREE MONTHS                 SIX MONTHS
                           ----------------------       ----------------------
                             2001          2000           2001          2000
                           --------       -------       --------       -------
         Current:
             Domestic      $ 29,562       $    --       $ 40,706       $   493
             Foreign          3,217         4,397          6,943         8,581
         Deferred           (16,568)       (3,215)       (17,683)       (2,452)
                           --------       -------       --------       -------
         Total             $ 16,211       $ 1,182       $ 29,966       $ 6,622
                           ========       =======       ========       =======

         The domestic current provision for the six months ended June 30, 2001, was favorably impacted by $13,333 from utilization of previously reserved net operating loss and tax credit carryforwards and the non-taxable gain on the partial sale of IVAX Diagnostics, Inc. offset by a $7,600 tax provision associated with a U.S. taxable gain on the intercompany assignment of a contract, which was eliminated for financial reporting purposes. Payment of the current tax liability for the year ended December 31, 2001, for domestic and foreign operations will be reduced by $5,617 and $2,134, respectively, representing the incremental impact of compensation expense deductions associated with non-qualified stock option exercises during the six months ended June 30, 2001. These amounts were credited to "Capital in excess of par value".

         During the second quarter of 2001, $11,216 of the valuation allowance previously recorded against the domestic net deferred tax asset was reversed due to management's expectation of increased domestic taxable income in future years partially offset by $7,390 tax effect of prior years' stock option exercises, which was credited to "Capital in excess of par value". In addition, during the second quarter of 2001, domestic deferred tax assets of $13,362 were recognized relating to originating temporary differences and to reversal, through the effective rate calculation, of the valuation allowance previously recorded against the domestic net deferred tax asset based on management's expectation of increased domestic taxable income in the current year. As of June 30, 2001, a domestic net deferred tax asset of $66,541 and an aggregate foreign net deferred tax asset, in jurisdictions with positive net deferred tax assets, of $8,079 are included in "Other current assets" and "Other assets" in the accompanying consolidated balance sheet. The domestic net deferred tax asset was approximately 19% reserved as of June 30, 2001. Realization of the net deferred tax assets is dependent upon generating sufficient future domestic and foreign taxable income. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized.

(9) COMPREHENSIVE INCOME:

         The components of IVAX' comprehensive income are as follows:

PERIOD ENDED JUNE 30,                                        THREE MONTHS                   SIX MONTHS
                                                       -----------------------       ------------------------
                                                         2001           2000            2001           2000
                                                       --------       --------       ---------       --------
         Net income                                    $ 67,863       $ 30,226       $ 127,995       $ 50,421
         Unrealized gains (losses) on marketable
            securities and derivative contracts,
             net of taxes                                   106            (95)              2            184
         Foreign currency translation adjustments          (299)       (17,782)        (15,052)       (24,163)
                                                       --------       --------       ---------       --------
         Comprehensive income                          $ 67,670       $ 12,349       $ 112,945       $ 26,442
                                                       ========       ========       =========       ========

(10) SHAREHOLDERS' EQUITY:

         On April 20, 2001, IVAX' Board of Directors approved a 5-for-4 stock split effective May 18, 2001, in the form of a stock dividend. All weighted average shares, outstanding shares, per share earnings and price and stock plan data contained in the accompanying financial statements have been retroactively adjusted to give effect to the stock split. To reflect the split, common stock was increased and capital in excess of par value was decreased by $3,993.

         During the first six months of 2001, IVAX issued a free-standing put option for 625 shares, bearing a strike price of $29.80 and collected a premium of $153. In addition, free-standing put options for 1,581 shares of IVAX common stock expired unexercised. One put option for 281 shares was exercised by the holder at a strike price of $27.68. As a result, IVAX elected the physical settlement method and paid $7,785 in exchange for the underlying shares. Two put options for 906 shares were exercised by the holder at strike prices ranging from $27.68 to $29.80. IVAX elected the net share settlement method and issued 62 shares of IVAX' common stock in settlement of the obligation.

(11) BUSINESS SEGMENT INFORMATION:

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

         To provide additional information, IVAX has disaggregated its pharmaceutical segment results into the geographic regions in which the subsidiaries are located. The North America region contains IVAX' subsidiaries in the United States and Canada. The Europe region contains subsidiaries located in Europe. Latin America consists of subsidiaries in South America and Mexico. Corporate and Other includes the diagnostic subsidiaries, animal health subsidiary and subsidiaries located in other geographic regions as well as corporate activities and elimination of intercompany transactions.

         The information provided is based on internal reports and was developed and utilized by management for the sole purpose of tracking trends and changes in the results of the regions. The information, including the allocations of expense and overhead, was calculated based on a management approach and may not reflect the actual economic costs, contributions or results of operations of the regions as stand alone businesses. If a different basis of presentation or allocation were utilized, the relative contributions of the regions might differ but the relative trends would, in management's view, likely not be materially impacted.

         Other revenues included in "Net revenues" in the accompanying consolidated statements of operations consist of license fees, royalties and product development fees, received primarily from two companies.

REVENUES BY REGION


PERIOD ENDED JUNE 30,                                                 THREE MONTHS               SIX MONTHS
                                                                  2001         2000          2001          2000
                                                               -----------  -----------   -----------   -------
North America
      External sales                                           $   162,246  $    74,505   $   300,989   $   142,238
      Intersegment sales                                                77          101           463           301
      Other revenues                                                   147        5,161           268        20,007
                                                               -----------  -----------   -----------   -----------
      Net revenues - North America                                 162,470       79,767       301,720       162,546
                                                               -----------  -----------   -----------   -----------
Europe
      External sales                                                75,910       66,284       146,198       143,017
      Intersegment sales                                            13,459        8,325        21,200        15,601
      Other revenues                                                13,684       17,593        28,889        25,141
                                                               -----------  -----------   -----------   -----------
      Net revenues - Europe                                        103,053       92,202       196,287       183,759
                                                               -----------  -----------   -----------   -----------
Latin America
      External sales                                                38,661       10,529        65,170        18,291
      Other revenues                                                   306          336           535           810
                                                               -----------  -----------   -----------   -----------
      Net revenues - Latin America                                  38,967       10,865        65,705        19,101
                                                               -----------  -----------   -----------   -----------
Corporate & Other
      External sales                                                 9,360       10,422        17,731        18,568
      Intersegment sales                                           (13,536)      (8,426)      (21,663)      (15,902)
      Other revenues                                                 1,468           (3)        1,934            13
                                                               -----------  -----------   -----------   -----------
      Net revenues - Corporate & Other                              (2,708)       1,993        (1,998)        2,679
                                                               -----------  -----------   -----------   -----------
Consolidated net revenues                                      $   301,782  $   184,827   $   561,714   $   368,085
                                                               ===========  ===========   ===========   ===========


PROFITS BY REGION


PERIOD ENDED JUNE 30,                                                 THREE MONTHS               SIX MONTHS
                                                                  2001         2000          2001          2000
                                                               -----------  -----------   -----------   -------
INCOME FROM CONTINUING OPERATIONS
      BEFORE MINORITY INTEREST:
      North America                                            $    62,543  $    37,136   $    97,629   $    53,102
      Europe                                                       (10,382)       8,510       (10,306)        7,855
      Latin America                                                  1,783          562         3,088           858
      Corporate & Other                                             13,905      (13,526)       37,669        (2,231)
                                                              ------------  -----------   -----------   -----------
Income from continuing operations
      before minority interest                                      67,849       32,682       128,080        59,584
                                                              ------------  -----------   -----------   -----------

NET INCOME:
      Minority interest                                                 14         (202)          (85)         (438)
      Extraordinary item                                                --       (2,254)           --        (2,254)
      Cumulative effect of a change in accounting principle             --           --            --        (6,471)
                                                               -----------  -----------   -----------   -----------
Net income                                                     $    67,863  $    30,226   $   127,995   $    50,421
                                                               ===========  ===========   ===========   ===========



                                                                                                  JUNE 30,
                                                                                          -------------------------
LONG-LIVED ASSETS:                                                                           2001          2000
                                                                                          -----------   -----------
      North America                                                                       $    70,267   $    53,016
      Europe                                                                                  210,956       233,786
      Latin America                                                                           175,720        58,988
      Corporate & Other                                                                       111,572        (2,754)
                                                                                          -----------   -----------
Total                                                                                     $   568,515   $   343,036
                                                                                          ===========   ===========


(12) RECENTLY ISSUED ACCOUNTING STANDARDS:

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

         Certain forecasted transactions are exposed to foreign currency risk. The principal currency hedged is the Irish punt against the British pound. Forward options used to hedge a portion of forecasted international expenses for up to one year in the future are designated as cash flow hedging instruments. The adoption of SFAS 133 on January 1, 2001, resulted in an increase to OCL of $1,613, net of tax of $179. The increase to OCL is mostly attributable to unrealized gains on cash flow hedges. The net derivative gains included in OCL as of January 1, 2001, will be reclassified into earnings during the twelve months ended December 31, 2001.

         During the first quarter of 2001, IVAX adopted EITF Issue No. 00-19, ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN, A COMPANY'S OWN STOCK, which addresses the classification and accounting treatment of equity derivative contracts (such as IVAX' put options) as equity instruments (either temporary or permanent) or assets and liabilities. As a result, put options were reclassified from temporary equity to permanent equity. As of June 30, 2001, IVAX had outstanding a freestanding put option for 281 shares of IVAX' common stock that was issued in connection with the share repurchase program. The put option bore a strike price of $27.68 and expired in July 2001.

         During the first quarter of 2001, IVAX adopted Issue #3 of EITF Issue No. 00-22, ACCOUNTING FOR POINTS AND CERTAIN OTHER TIME OR VOLUME BASED SALES INCENTIVE OFFERS AND OFFERS FOR FREE PRODUCTS OR SERVICES TO BE DELIVERED IN THE FUTURE. Final consensus was reached on the recognition, measurement and income statement classification of cash rebates or refunds that are time and volume based. Final consensus has not been reached on four other items under consideration. EITF 00-22 requires that cash rebates or refunds redeemable if the customer completes a specified cumulative level of revenue transactions or remains a customer for a specified time period should be recognized as a reduction of revenue based on a systematic and rational allocation of the cost of honoring the rebate or refund earned and claimed to each of the underlying revenue transactions that result in progress toward earning the rebate or refund. The effective date of adoption is fiscal quarters ending after February 15, 2001. The impact of adoption was not significant.

         Effective July 1, 2001, IVAX adopted SFAS 141, BUSINESS COMBINATIONS, which addresses the financial accounting and reporting for business combinations. It supersedes APB Opinion No. 16, BUSINESS COMBINATIONS, and SFAS 38, ACCOUNTING FOR PRE-ACQUISITION CONTINGENCIES OF PURCHASED ENTERPRISES. All business combinations under the scope of this statement must be accounted for using the purchase method of accounting. This statement applies to all business combinations initiated after June 30, 2001. Management believes that adoption of SFAS 141 will not have a material impact on the company's financial condition or statement of operations.

         SFAS 142, GOODWILL AND OTHER INTANGIBLE ASSETS, addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, INTANGIBLE ASSETS. It addresses accounting for intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) upon acquisition. It also addresses accounting for goodwill and other intangible assets after they have been initially recognized in the financial statements. Intangible assets that have indefinite lives and goodwill will no longer be amortized, but rather they must be tested at least annually for impairment using fair values. Intangible assets that have finite useful lives will be amortized over their useful lives. The statement is effective in fiscal years beginning after December 15, 2001; except that goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the non-amortization and amortization provisions of this statement. Beginning in 2002, IVAX will reverse the entire balance of negative goodwill recorded in the balance sheet as of January 1, 2002, of $4,200, through a cumulative effect of a change in accounting principle; thereby increasing net income by this amount for the year. In addition, amortization of goodwill acquired prior to June 30, 2001 will cease. This will increase net income by approximately $2,700 per quarter, or $10,800 per year. However, management is unable to estimate the extent of impairment, if any, of intangible assets with indefinite lives and goodwill, that may need to be recorded in 2002 or future years.

(13) LEGAL PROCEEDINGS:

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

(14) RESTRUCTURING COSTS:

         The components of restructuring costs, spending and other activity, as well as the remaining reserve balances at June 30, 2001, which are included in "Accrued expenses and other current liabilities" in the accompanying consolidated balance sheets, are as follows:

                                                                        EMPLOYEE                         TOTAL
                                                                       TERMINATION        PLANT      RESTRUCTURING
                                                                        BENEFITS        CLOSURES       RESERVES
                                                                      ------------      --------     -------------
Balance at January 1, 2001                                            $        110   $          619  $         729
Reversals                                                                      (91)            (130)          (221)
Cash payments                                                                  (73)             (90)          (163)
Non-cash activities                                                             62              (20)            42
                                                                      ------------    -------------  -------------
Balance at June 30, 2001                                              $          8   $          379  $         387
                                                                      ============   ==============  =============


(15) SUBSEQUENT EVENTS:

         On July 5, 2001, IVAX acquired 99.6% of the outstanding shares and American Depositary Shares of Laboratorio Chile S.A. ("Lab Chile"), a pharmaceutical company located in Chile, in a tender offer for cash. The tender offer was initiated on May 31, 2001, and expired on June 29, 2001. The total cost of the tender offer was $393,807. The total purchase price, including acquisition costs less cash acquired of $13,368, was $382,835. The fair value of net assets acquired, based on a balance sheet as of July 5, 2001, was $115,191, resulting in an amount of cost in excess of fair value of net assets of $281,012. The excess cost has been allocated on a preliminary basis of $81,000 to identifiable intangible assets with a weighted average 10 year life and $200,012 to goodwill. This preliminary allocation is consistent with amounts used in IVAX' analysis of the consideration paid for Lab Chile and is subject to change based on receipt of final appraised values of assets acquired and liabilities assumed, which is expected to be received within the allocation period. Lab Chile was acquired as part of IVAX' strategy of expanding in growing pharmaceutical markets.

         In addition, on July 31, 2001, IVAX commenced a second tender offer, expiring August 29, 2001, for the remaining outstanding shares of Lab Chile.

         Through August 10, 2001, IVAX issued 6 European-style put options on 1,400 shares of IVAX common stock bearing strike prices ranging from $31.00 to $31.50 and collected total premiums of $3,642. These put options will mature between November 2001 and March 2002. In the event that the put options are exercised, IVAX may elect to settle using one of three methods: physical settlement by payment in exchange for IVAX shares, net share settlement or net cash settlement.

         Through August 9, 2001, IVAX repurchased 275 shares of its common stock at a total cost, including commissions, of $8,568.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the consolidated financial statements, the related notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations included in IVAX' Annual Report on Form 10-K for the year ended December 31, 2000, and the unaudited interim consolidated financial statements and the related notes to unaudited interim consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q. All per share amounts related to June 30, 2000, have been retroactively restated to reflect the 5-for-4 stock split paid May 18, 2001, to shareholders of record on May 1, 2001. Certain prior period amounts presented have been reclassified to conform to the current period's presentation.

                              RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000

         Net income was $128 million, or $.62 per share (diluted), for the six months ended June 30, 2001, compared to $50.4 million, or $.25 per share, for the six months ended June 30, 2000. Income from continuing operations was $128.1 million, or $.62 per share (diluted), for the six months ended June 30, 2001, compared to $59.1 million, or $.29 per share, for the same period of the prior year.

         NET REVENUES AND GROSS PROFIT

         Net revenues for the six months ended June 30, 2001, totaled $561.7 million, an increase of $193.6 million, or 53%, from the $368.1 million reported in the same period of the prior year. This increase was comprised of increases of $139 million, $47 million and $13 million in net revenues from North American, Latin American and European subsidiaries, respectively.

         North American subsidiaries net revenues totaled $302 million for the six months ended June 30, 2001, compared to $163 million for the same period of 2000. The $139 million, or 86%, increase in net revenues was primarily attributable to increased sales volume, in part due to new product releases, including net sales of paclitaxel of $127 million, partially offset by higher sales returns and allowances. North American subsidiaries recorded provisions for sales returns and allowances that reduced gross sales by $139.2 million and $82.8 million in 2001 and 2000, respectively. The increase of $56.4 million, or 41%, was primarily due to reduced prices on certain brand-equivalent pharmaceutical products and increase in sales volume.

         European subsidiaries generated net revenue of $196.3 million for the six months ended June 30, 2001, compared to $183.8 million for the same period of the prior year. The $12.5 million, or 6.8%, increase in net revenues was primarily due to higher sales volume of respiratory products and increased product development fees partially offset by the effect of unfavorable exchange rates and lower prices for certain brand-equivalent pharmaceutical products. European subsidiaries recorded provisions for sales returns and allowances that reduced gross sales by $16.5 million and $12.4 million in 2001 and 2000, respectively.

         Latin American subsidiaries generated net revenues of $65.7 million for the six months ended June 30, 2001, compared to $19.1 million for the same period of the prior year. The increase was primarily due to the sales volume of Laboratorios Elmor, S.A. ("Elmor") and Laboratorios Fustery, S.A. de C.V.("Fustery"), which were acquired June 19, 2000 and February 9, 2001, respectively.

         Gross profit for the six months ended June 30, 2001, increased $117 million, or 66%, from the same period of the prior year. Gross profit was $294.7 million (52% of net revenues) for the six months ended June 30, 2001, compared to $177.7 million (48% of net revenues) for the six months ended June 30, 2000. The increase in gross profit percentage was primarily attributable to the launch of paclitaxel in North America and higher margin sales from the operations of Elmor, Wakefield Pharmaceuticals, Inc. ("Wakefield") and Fustery.

         OPERATING EXPENSES

         Selling expenses totaled $57.6 million (10% of net revenues) for the six months ended June 30, 2001, compared to $38.6 million (10.5% of net revenues) for the six months ended June 30, 2000, an increase of $19 million, or 49%. The increase was due to higher expense from the operations of Elmor, Fustery and Wakefield and increased sales force and promotional expenses at the European subsidiaries.

         General and administrative expenses totaled $52.6 million (9.4% of net revenues) for the six months ended June 30, 2001, compared to $42.8 million (11.6% of net revenues) for the six months ended June 30, 2000, an increase of $9.8 million, or 22.9%. The increase is due to increased professional fees at Corporate, additional general and administrative expenses from the operations of Elmor, Fustery and Wakefield and patent write-offs at the United Kingdom subsidiary.

         Research and development expenses for the six months ended June 30, 2001, increased $6.2 million, or 19%, to a total of $38.9 million (6.9% of net revenues), compared to $32.6 million (8.9% of net revenues) for the six months ended June 30, 2000. IVAX' future level of research and development expenditures will depend on, among other things, the outcome of clinical testing of products under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity.

         Amortization expense for the six months ended June 30, 2001, increased $4 million, from $3.8 million to $7.8 million, due to the amortization of goodwill arising from the acquisitions of Elmor and Fustery.

         OTHER INCOME (EXPENSE)

         Interest income and interest expense increased $9.1 million and $7.6 million, respectively, for the six months ended June 30, 2001, as compared to the six months ended June 30, 2000. The increases in interest income and expense are due primarily to additional cash on hand and indebtedness from the issuance of $725 million of 4.5% Convertible Senior Subordinated Notes in May 2001.

         Other income, net increased $5.2 million for the six months ended June 30, 2001, as compared to the six months ended June 30, 2000. The increase is primarily due to $4.2 million of milestone fees and $3.6 million of investment gains partially offset by foreign currency losses at various European subsidiaries. Additionally, IVAX recorded a gain on the partial sale of IVAX Diagnostics, Inc. of $10.3 million in connection with IVAX Diagnostics, Inc.'s merger with b2bstores.com, Inc. While IVAX does not currently have plans to sell additional shares of subsidiaries, such transactions could occur in the future.

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2000

         Net income was $67.9 million, or $.33 per share (diluted), for the three months ended June 30, 2001, compared to $30.2 million, or $.15 per share, for the three months ended June 30, 2000. Income from continuing operations was $67.9 million, or $.33 per share (diluted), for the three months ended June 30, 2001, compared to $32.5 million, or $.16 per share, for the same period of the prior year.

         NET REVENUES AND GROSS PROFIT

         Net revenues for the three months ended June 30, 2001, totaled $301.8 million, an increase of $117 million, or 63%, from the $184.8 million reported in the same period of the prior year. This increase was comprised of increases of $82.7 million, $28.1 million and $10.8 million in net revenues from North American, Latin American and European subsidiaries, respectively.

         North American subsidiaries net revenues totaled $162.5 million for the three months ended June 30, 2001, compared to $79.8 million for the same period of 2000. The $82.7 million, or 104%, increase in net revenues was primarily attributable to increased sales volume, in part due to new product releases, including net sales of paclitaxel of $77 million, partially offset by higher sales returns and allowances. North American subsidiaries recorded provisions for sales returns and allowances that reduced gross sales by $81.3 million and $44.8 million in 2001 and 2000, respectively. The increase of $36.5 million, or 81%, was primarily due to reduced prices on certain brand-equivalent pharmaceutical products and increase in sales volume.

         European subsidiaries generated net revenue of $103 million for the three months ended June 30, 2001, compared to $92.2 million for the same period of the prior year. The $10.9 million, or 11.8%, increase in net revenues was primarily due to higher sales volume of respiratory products and increased product development fees partially offset by the effect of unfavorable exchange rates, and lower prices for certain brand-equivalent pharmaceutical products. European subsidiaries recorded provisions for sales returns and allowances that reduced gross sales by $6.8 million and $6.3 million in 2001 and 2000, respectively.

         Latin American subsidiaries generated net revenues of $39 million for the three months ended June 30, 2001, compared to $10.9 million for the same period of the prior year. The increase was primarily due to the sales volume of Elmor and Fustery, which were acquired June 19, 2000 and February 9, 2001, respectively.

         Gross profit for the three months ended June 30, 2001, increased $68.8 million, or 77%, from the same period of the prior year. Gross profit was $158.4 million (52.5% of net revenues) for the three months ended June 30, 2001, compared to $89.6 million (48.5% of net revenues) for the three months ended June 30, 2000. The increase in gross profit percentage is primarily due to the launch of paclitaxel in North America, higher margin sales from the operations of Elmor and Fustery offset by increased sales returns and allowances.

         OPERATING EXPENSES

         Selling expenses totaled $30.1 million (10% of net revenues) for the three months ended June 30, 2001, compared to $20.6 million (11% of net revenues) for the three months ended June 30, 2000, an increase of $9.5 million, or 46%. The increase was due to higher expense from the operations of Elmor, Wakefield and Fustery, and increased promotional expenses at the European subsidiaries.

         General and administrative expenses totaled $28.9 million (9.6% of net revenues) for the three months ended June 30, 2001, compared to $18.6 million (10.1% of net revenues) for the three months ended June 30, 2000, an increase of $10.3 million, or 55%. The increase is due to higher legal fees at Corporate, additional general and administrative expenses from the operations of Elmor and Fustery and patent write-offs at the United Kingdom subsidiary.

         Research and development expenses for the three months ended June 30, 2001, increased $2.8 million, or 17%, to a total of $20 million (7% of net revenues), compared to $17.1 million (9.3% of net revenues) for the three months ended June 30, 2000. IVAX' future level of research and development expenditures will depend on, among other things, the outcome of clinical testing of products under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity.

OTHER INCOME (EXPENSE)

         Interest income increased $6.3 million and interest expense increased $5.3 million for the three months ended June 30, 2001, as compared to the three months ended June 30, 2000, as a result of additional cash on hand and indebtedness from the issuance of $725 million of 4.5% Convertible Senior Subordinated Notes in May 2001. Other income, net increased $8 million for the three months ended June 30, 2001, as compared to the three months ended June 30, 2000, as a result primarily of $4.2 million of milestone fees and $3.6 million of investment gains.

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

         Certain forecasted transactions are exposed to foreign currency risk. The principal currency hedged is the Irish punt against the British pound. Forward options used to hedge a portion of forecasted international expenses for up to one year in the future are designated as cash flow hedging instruments. The adoption of SFAS 133 on January 1, 2001, resulted in an increase to OCL of $1.6 million, net of tax of $.2 million. The increase to OCL is mostly attributable to gains on cash flow hedges. The net derivative gains included in OCL as of January 1, 2001, will be reclassified into earnings during the twelve months ended December 31, 2001.

         During the first quarter of 2001, IVAX adopted EITF Issue No. 00-19, ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN, A COMPANY'S OWN STOCK, which addresses the classification and accounting treatment of equity derivative contracts (such as IVAX' put options) as equity instruments (either temporary or permanent) or assets and liabilities. As a result, put options were reclassified from temporary equity to permanent equity. As of June 30, 2001, IVAX had outstanding a freestanding put option for 281,000 shares of IVAX' common stock that was issued in connection with the share repurchase program. The put option bore a strike price of $27.68 and expired in July 2001.

         During the first quarter of 2001, IVAX adopted Issue #3 of EITF Issue No. 00-22, ACCOUNTING FOR POINTS AND CERTAIN OTHER TIME OR VOLUME BASED SALES INCENTIVE OFFERS AND OFFERS FOR FREE PRODUCTS OR SERVICES TO BE DELIVERED IN THE FUTURE. Final consensus was reached on the recognition, measurement and income statement classification of cash rebates or refunds that are time and volume based. Final consensus has not been reached on four other items under consideration. EITF 00-22 requires that cash rebates or refunds redeemable if the customer completes a specified cumulative level of revenue transactions or remains a customer for a specified time period should be recognized as a reduction of revenue based on a systematic and rational allocation of the cost of honoring the rebate or refund earned and claimed to each of the underlying revenue transactions that result in progress toward earning the rebate or refund. The effective date of adoption is fiscal quarters ending after February 15, 2001. The impact of adoption was not significant.

         Effective July 1, 2001, IVAX adopted SFAS 141, BUSINESS COMBINATIONS, which addresses the financial accounting and reporting for business combinations. It supersedes APB Opinion No. 16, BUSINESS COMBINATIONS, and SFAS 38, ACCOUNTING FOR PRE-ACQUISITION CONTINGENCIES OF PURCHASED ENTERPRISES. All business combinations under the scope of this statement must be accounted for using the purchase method of accounting. This statement applies to all business combinations initiated after June 30, 2001. Management believes that adoption of SFAS 141 will not have a material impact on the company's financial condition or statement of operations.

         SFAS 142, GOODWILL AND OTHER INTANGIBLE ASSETS, addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, INTANGIBLE ASSETS. It addresses accounting for intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) upon acquisition. It also addresses accounting for goodwill and other intangible assets after they have been initially recognized in the financial statements. Intangible assets that have indefinite lives and goodwill will no longer be amortized, but rather they must be tested at least annually for impairment using fair values. Intangible assets that have finite useful lives will be amortized over their useful lives. The statement is effective in fiscal years beginning after December 15, 2001; except that goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the non-amortization and amortization provisions of this statement. Beginning in 2002, IVAX will reverse the entire balance of negative goodwill recorded in the balance sheet as of January 1, 2002, of $4.2 million, through a cumulative effect of a change in accounting principle; thereby increasing net income by this amount for the year. In addition, amortization of goodwill acquired prior to June 30, 2001, will cease. This will increase net income by approximately $2.7 million per quarter, or $10.8 million per year. However, management is unable to estimate the extent of impairment, if any, of intangible assets with indefinite lives and goodwill, that may need to be recorded in 2002 or future years.

                         LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2001, IVAX' working capital was $1,145 million, compared to $438.5 million at December 31, 2000. Cash and cash equivalents totaled $921.1 million at June 30, 2001, as compared to $251.5 million at December 31, 2000. On July 5, 2001, IVAX acquired 99.6% of Laboratorio Chile S.A. ("Lab Chile") for $382.8 million in cash, net of cash acquired. See Note 15, Subsequent Events, in the Notes to Consolidated Financial Statements for additional information.

         Net cash of $93 million was provided by operating activities during the first six months of 2001, compared to $42.1 million during the same period of 2000. The increase in cash provided by operating activities was primarily the result of improved operating earnings, partially offset by an increase in current assets.

         Net cash of $84.7 million was used for investing activities during the first six months of 2001, as compared to $23.4 million during the same period of the prior year. During the first six months of 2001, $79.8 million was used to acquire new businesses, consisting of $73.5 million for Fustery and $4.7 million for the assets of a U.S. research organization, partially offset by $1 million of net cash provided from the acquisition of Netpharma Scandinavia AB. During the first six months of 2000, IVAX spent $5.4 million to acquire new businesses, primarily Elmor. During the first six months of 2001, IVAX spent $10.9 million to acquire patents and other intangibles, primarily the exclusive rights to develop and market Talampanel, compared to $1.5 million used to acquire patents and other intangible assets during the six months ended June 30, 2000. IVAX spent $24.1 million on capital expenditures during the first six months of 2001 compared to $19.3 million in the same period of the prior year. During 2001, IVAX purchased American Depositary Shares ("ADS") of Lab Chile for a total of $18.4 million, which were subsequently sold at a profit of $3.6 million prior to commencement of the tender offer for Lab Chile in the same period. In addition, IVAX' wholly owned subsidiary, IVAX Diagnostics, Inc., was merged with b2bstores.com which provided cash of $22.3 million.


         Net cash of $659.1 million was provided by financing activities during the first six months of 2001, compared to $216.3 million provided during the same period of the prior year, primarily reflecting the $725 million Convertible Senior Subordinated Notes sold in May of 2001, as compared to the $250 million Convertible Senior Subordinated Notes sold in May 2000. The proceeds from the $725 million Convertible Senior Subordinated Notes were partially offset by the $58.6 million repurchase of IVAX' Common Stock during the first six months of 2001.

         IVAX plans to spend substantial amounts of capital in 2001 to continue the research and development of pharmaceutical products. Although research and development expenditures are expected to be between $80 million and $90 million during 2001, actual expenditures will depend on, among other things, the outcome of clinical testing or products under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity. In addition, IVAX plans to spend between $60 million and $70 million in 2001 to improve and expand its pharmaceutical and other related facilities.

                              CURRENCY FLUCTUATIONS

         For the six months ended June 30, 2001 and 2000, approximately 47% and 55%, respectively, of IVAX' net revenues were attributable to operations which principally generated revenues in currencies other than the United States dollar. Fluctuations in the value of foreign currencies relative to the United States dollar affect the reported results of operations for IVAX. If the United States dollar weakens relative to the foreign currency, the earnings generated in the foreign currency will, in effect, increase when converted into United States dollars and vice versa. Although IVAX does not speculate in the foreign exchange market, it does, from time to time, manage exposures that arise in the normal course of business related to fluctuations in foreign currency exchange rates by entering into offsetting positions through the use of foreign exchange forward contracts. As a result of exchange rate differences, net revenues decreased by approximately $13.6 million for the six months ended June 30, 2001, as compared to the same period of the prior year.

                                  INCOME TAXES

         IVAX recognized a $30.0 million tax provision for the six months ended June 30, 2001, of which $6.5 million related to foreign operations. The $23.5 million tax provision recognized by domestic operations was favorably impacted by $13.3 million from utilization of previously reserved net operating loss and tax credit carryforwards and the non-taxable gain on the partial sale of IVAX Diagnostics, Inc. offset by a $7.6 million tax provision associated with a U.S. taxable gain on the intercompany assignment of a contract, which was eliminated for financial reporting purposes. Payment of the current tax liability for the year ended December 31, 2001, for domestic and foreign operations will be reduced by $5.6 million and $2.1 million, respectively, representing the incremental impact of compensation expense deductions associated with non-qualified stock option exercises during the six months ended June 30, 2001. These amounts were credited to "Capital in excess of par value".

         During the second quarter of 2001, $11.2 million of the valuation allowance previously recorded against the domestic net deferred tax asset was reversed due to management's expectation of increased domestic taxable income in future years partially offset by $7.4 million tax effect of prior years' stock option exercises, which was credited to "Capital in excess of par value". In addition, during the second quarter of 2001, domestic deferred tax assets of $13.4 million were recognized relating to originating temporary differences and to reversal, through the effective rate calculation, of the valuation allowance previously recorded against the domestic net deferred tax asset based on management's expectation of increased domestic taxable income in the current year. As of June 30, 2001, a domestic net deferred tax asset of $66.5 million and an aggregate foreign net deferred tax asset, in jurisdictions with positive net deferred tax assets, of $8.1 million are included in "Other current assets" and "Other assets" in the accompanying consolidated balance sheet. The domestic net deferred tax asset was approximately 19% reserved as of June 30, 2001. Realization of the net deferred tax assets is dependent upon generating sufficient future domestic and foreign taxable income. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized. Management's estimates of future taxable income are subject to revision due to, among other things, regulatory and competitive factors affecting the pharmaceutical industries in the markets in which IVAX operates. Such factors are further discussed in management's discussion and analysis of financial condition and results of operations included in IVAX' Annual Report on Form 10-K for the year ended December 31, 2000.

                          SALES RETURNS AND ALLOWANCES

         IVAX' pharmaceutical revenues may be affected by the level of provisions for estimated returns, inventory credits and chargebacks, as well as other sales allowances established by IVAX. The custom in the pharmaceutical industry is generally to grant customers the right to return purchased goods. In the brand-equivalent pharmaceutical industry, this custom has resulted in a practice of suppliers issuing inventory credits (also known as shelf-stock adjustments) to customers based on the customers' existing inventory following decreases in the market price of the related brand-equivalent pharmaceutical product. Therefore, if new competitors enter the marketplace and significantly lower the prices of any of our products, we may have to provide additional credits that could reduce sales and gross margin. The determination to grant a credit to a customer following a price decrease is generally at the discretion of IVAX, and generally not pursuant to contractual agreements with customers. These credits allow customers with established inventories to compete with those buying product at the current market price, and allow IVAX to maintain shelf space, market share and customer loyalty.

         Provisions for estimated returns, inventory credits, and chargebacks, as well as other sales allowances are established by IVAX concurrently with the recognition of revenue. The provisions are established in accordance with generally accepted accounting principles based upon consideration of a variety of factors, including actual return and inventory credit experience for products during the past several years by product type, the number and timing of regulatory approvals for the product by competitors of IVAX, both historical and projected, the market for the product, estimated customer inventory levels by product, changes in net sales prices by product and projected economic conditions. Actual product returns and inventory credits incurred are, however, dependent upon future events, including price competition and the level of customer inventories at the time of any price decreases. IVAX continually monitors the factors that influence the pricing of its products and customer inventory levels and makes adjustments to these provisions when management believes that actual product returns, inventory credits and other allowances may differ from established reserves.

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

         FOREIGN CURRENCY EXCHANGE RATE RISK - IVAX is exposed to exchange rate risk when its U.S. and non-U.S. subsidiaries enter into transactions denominated in currencies other than their functional currency. Certain firmly committed transactions are hedged with forward foreign exchange contracts. As exchange rates change, gains and losses on the exposed transactions are partially offset by gains and losses related to the hedging contracts. Both the exposed transactions and the hedging contracts are translated at current spot rates, with gains and losses included in earnings. IVAX' derivative activities, which primarily consist of foreign exchange forward contracts, are initiated primarily to hedge third-party transactions.

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

         INTEREST RATE RISK - IVAX' only material debt obligations are its 4.5% and 5.5% Convertible Senior Subordinated Notes, which bear fixed rates of interest. IVAX believes that its exposure to market risk relating to interest rate risk is not material.

         COMMODITY PRICE RISK - IVAX does not believe it is subject to any material risk associated with commodity prices.

                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this Form 10-Q contains forward-looking statements regarding:

o our intention to generate growth through the introductions of new proprietary drugs, the expanded sale and distribution of our current products, including paclitaxel, the acquisition of new businesses and products and strategic collaborations;

o the ability of our research programs to develop improved forms of drugs, novel compounds and new delivery systems, including the development of improved formulations of paclitaxel and complementary products;

o our ability to integrate operations and exploit opportunities among our subsidiaries;

o our ability to market new brand-equivalent biotech drugs and other oncology products;

o our capability to identify, acquire and successfully integrate new acquisitions of companies and products;

o   anticipated benefits stemming from the acquisition of Laboratorio Chile;

o our ability to develop new formulations and obtain marketing authorizations which will enable us to launch brand-equivalent products;

o   our ability to further develop and market talampanel;

o our capacity to accelerate product development and commercialization by in-licensing products and by developing new dosage forms or new therapeutic indications for existing products;

o anticipated trends in the pharmaceutical industry and the effect of technological advances on competition;

o   our estimates regarding the capacity of our facilities;

o our intention to spend substantial amounts of capital in 2001 on research and development and to improve and expand our pharmaceutical and other related facilities;

o our intention to fund 2001 capital expenditures from existing cash and internally generated funds; and

o our ability to use Laboratorio Chile and our other foreign subsidiaries to launch our proprietary and brand-equivalent pharmaceutical products in Latin American markets.

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

o that we may not realize the anticipated benefits of the acquisition of Laboratorio Chile;

o   that risks will arise from the operation of Laboratorio Chile;

o Recently, two competitors received FDA approval for the sale of their paclitaxel products and others may receive similar approvals. As our competitors receive regulatory approvals on paclitaxel products, they may lower the price of such products and could gain market share;

o that our proposed spending on facilities improvement and expansion may not be as projected;

o the ability of the company to obtain approval from the FDA to market new pharmaceutical products;

o the acceptance of new products by the medical community as effective as alternative forms of treatment for indicated conditions;

o   the outcome of any pending or future litigation;

o the impact of new regulations or court decisions regarding the protection of patents and the exclusivity period for the marketing of branded drugs.

We assume no responsibility for updating forward-looking statements contained in this Form 10-Q.

PART II - OTHER INFORMATION

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

         On May 4, 2001, IVAX sold $725.0 million of its 4.5% Convertible Senior Subordinated Notes due 2008 to USB Warburg LLC (the "Initial Purchaser"). The Initial Purchaser then sold the 4.5% Notes to Qualified Institutional Buyers pursuant to Rule 144A of the Securities Act, to institutional "accredited investors" (as defined in Rule 501 under the Securities Act) in compliance with Regulation D under the Securities Act and to non-U.S. persons outside the United States in compliance with Regulation S. The aggregate offering price of the 4.5% Notes was $725.0 million and the aggregate underwriting discounts and commissions were $18.9 million. The 4.5% Notes are convertible at any time prior to maturity, unless previously redeemed, into 24.96875 shares of IVAX' common stock per $1,000 of principal amount of the 4.5% Notes. This ratio results in a conversion price of approximately $40.05 per share. The 4.5% Notes are redeemable by IVAX on or after May 29, 2004. The net proceeds from the sale of the 4.5% Notes are expected to be used to fund the acquisition of businesses and products, to fund the research, development, testing and commercialization of IVAX' pharmaceutical products, and for general working capital purposes.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         IVAX' annual meeting of shareholders was held on June 15, 2001. The following is a summary of the matters voted on at that meeting:

         The shareholders elected the entire Board of Directors. The persons elected to IVAX' Board of Directors and the number of votes cast for and withheld for each nominee for director were as follows:

     DIRECTOR                                FOR             WITHHELD
     --------                                ---             --------
Mark Andrews                            142,680,330           2,171,282
Ernst Biekert, Ph.D.                    142,645,095           2,206,517
Charles M. Fernandez                    133,961,594          10,890,018
Jack Fishman, Ph.D.                     134,809,532          10,042,080
Neil Flanzraich                         126,818,161          18,033,451
Phillip Frost, M.D.                     126,032,562          18,819,050
Jane Hsiao, Ph.D.                       118,993,266          25,858,346
Isaac Kaye                              126,787,564          18,064,048

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

        (a)       EXHIBITS

                  None.

        (b)       REPORTS ON FORM 8-K

                On April 30, 2001, IVAX filed a report dated April 30, 2001 under Item 5 - Other Events and Regulation FD Disclosure on Form 8-K reporting its results of operations for the first quarter of 2001.

                On May 25, 2001, IVAX filed a report dated May 18, 2001 under
       Item 5 - Other Events and Regulation FD Disclosure on Form 8-K reporting it entered into an agreement with Comercial e Inversiones Portfolio Limitada and Inversiones Portfolio S.A. (collectively "Portfolio") to make a cash tender offer for all of the common stock of Laboratorio Chile and that Portfolio had agreed to tender its shares to IVAX in the tender offer.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            IVAX CORPORATION

         Date:  August 14, 2001             By: /s/ THOMAS E. BEIER
                                                -------------------------------
                                                Thomas E. Beier
                                                Senior Vice President-Finance
                                                Chief Financial Officer