Form 10-Q
period 2001-09-30
IVAX CORP /DE
filed 2001-11-13
CIK 772197

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

197,368,921 SHARES OF COMMON STOCK, $.10 PAR VALUE, OUTSTANDING AS OF OCTOBER 31, 2001.

                                IVAX CORPORATION

                                      INDEX

PART I - FINANCIAL INFORMATION                                                                        PAGE NO.
                                                                                                      --------
     Item 1 - Financial Statements

              Consolidated Balance Sheets as of September 30, 2001
              and December 31, 2000                                                                       2

              Consolidated Statements of Operations
              for the three months and nine months ended September 30, 2001 and 2000                      3

              Consolidated Statements of Shareholders' Equity
              for the nine months ended September 30, 2001                                                5

              Consolidated Statements of Cash Flows
              for the nine months ended September 30, 2001 and 2000                                       6

              Notes to Consolidated Financial Statements                                                  8

     Item 2 - Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                                      19

     Item 3 - Quantitative and Qualitative Disclosures about Market Risk                                 28

PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings                                                                          31

     Item 2 - Changes in Securities and Use of Proceeds                                                  31

     Item 6 - Exhibits and Reports on Form 8-K                                                           31

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                        IVAX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                               SEPTEMBER 30,       DECEMBER 31,
                                                                                   2001                 2000
                                                                               ------------        ------------
                                                                                (Unaudited)
                                 ASSETS
Current assets:
    Cash and cash equivalents                                                   $   281,208         $   174,794
    Marketable securities                                                           136,958              76,734
    Accounts receivable, net of allowances for doubtful
       accounts of $24,792 in 2001 and $19,703 in 2000                              274,822             155,685
    Inventories                                                                     251,051             178,910
    Other current assets                                                             94,296              72,991
                                                                                -----------         -----------
       Total current assets                                                       1,038,335             659,114

Property, plant and equipment, net                                                  335,703             250,852
Intangible assets, net                                                              628,610             117,171
Other assets                                                                         76,806              41,049
                                                                                -----------         -----------
       Total assets                                                             $ 2,079,454         $ 1,068,186
                                                                                ===========         ===========

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Loans payable                                                               $    15,213         $     1,877
    Current portion of long-term debt                                                67,197                 934
    Accounts payable                                                                 79,460              49,951
    Accrued income taxes payable                                                     16,123              11,854
    Accrued expenses and other current liabilities                                  192,695             156,008
                                                                                -----------         -----------
       Total current liabilities                                                    370,688             220,624

Long-term debt, net of current portion                                              913,714             253,755
Other long-term liabilities                                                          35,528              23,472
Minority interest                                                                    14,683               1,712
Put options                                                                              --              84,503

Shareholders' equity:
    Common stock, $.10 par value, authorized 437,500 shares,
       issued and outstanding 197,851 in 2001 and 198,546 in 2000                    19,785              19,855
    Capital in excess of par value                                                  340,050             315,039
    Put options                                                                      52,450                  --
    Retained earnings                                                               392,662             203,206
    Accumulated other comprehensive loss                                            (60,106)            (53,980)
                                                                                -----------         -----------
       Total shareholders' equity                                                   744,841             484,120
                                                                                -----------         -----------
       Total liabilities and shareholders' equity                               $ 2,079,454         $ 1,068,186
                                                                                ===========         ===========

           The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                        IVAX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

PERIOD ENDED SEPTEMBER 30,                                                   THREE MONTHS                     NINE MONTHS
(In thousands, except per share data)                                    2001            2000            2001            2000
                                                                       ---------       ---------       ---------       ---------
Net revenues                                                           $ 321,990       $ 182,567       $ 883,704       $ 550,651
Cost of sales                                                            150,128          94,391         417,191         284,769
                                                                       ---------       ---------       ---------       ---------
    Gross profit                                                         171,862          88,176         466,513         265,882
                                                                       ---------       ---------       ---------       ---------

Operating expenses:
    Selling                                                               41,036          23,818          98,641          62,434
    General and administrative                                            32,042          19,599          84,669          62,414
    Research and development                                              26,307          17,017          65,210          49,626
    Amortization of intangible assets                                      5,404           2,653          13,226           6,408

    Restructuring costs (accrual reversal)                                 1,317            (895)          1,097          (4,039)
                                                                       ---------       ---------       ---------       ---------
    Total operating expenses                                             106,106          62,192         262,843         176,843
                                                                       ---------       ---------       ---------       ---------

    Income from operations                                                65,756          25,984         203,670          89,039

Other income (expense):
    Interest income                                                        5,892           4,708          19,633           9,397
    Interest expense                                                     (13,913)         (3,637)        (28,731)        (10,882)
    Other income, net                                                      6,316           8,312          17,247          14,020

    Gain on partial sale of IVAX Diagnostics, Inc.                            --              --          10,278              --
                                                                       ---------       ---------       ---------       ---------
    Total other income (expense), net                                     (1,705)          9,383          18,427          12,535
                                                                       ---------       ---------       ---------       ---------

    Income from continuing operations before
       income taxes and minority interest                                 64,051          35,367         222,097         101,574

Provision for income taxes                                                 9,938           4,352          39,904          10,975
                                                                       ---------       ---------       ---------       ---------

    Income from continuing operations before
       minority interest                                                  54,113          31,015         182,193          90,599

Minority interest                                                            228             (95)            143            (533)
                                                                       ---------       ---------       ---------       ---------

    Income from continuing operations                                     54,341          30,920         182,336          90,066

Extraordinary item - gain (loss) on extinguishment
    of debt, net of taxes                                                  7,120              --           7,120          (2,254)

Cumulative effect of a change in accounting
    principle, net of tax benefit of $2,773                                   --              --              --          (6,471)
                                                                       ---------       ---------       ---------       ---------

Net income                                                             $  61,461       $  30,920       $ 189,456       $  81,341
                                                                       =========       =========       =========       =========

                                   (Continued)

                        IVAX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Continuation)

PERIOD ENDED SEPTEMBER 30,                                                         THREE MONTHS                NINE MONTHS
(In thousands, except per share data)                                           2001          2000          2001          2000
                                                                              --------      --------      --------      --------
BASIC EARNINGS PER COMMON SHARE:
    Continuing operations                                                     $   0.27      $   0.16      $   0.91      $   0.46
    Extraordinary item                                                            0.04            --          0.04         (0.01)
    Cumulative effect of a change in accounting
       principle                                                                    --            --            --         (0.03)
                                                                              --------      --------      --------      --------
    Net income                                                                $   0.31      $   0.16      $   0.95      $   0.42
                                                                              ========      ========      ========      ========

DILUTED EARNINGS PER COMMON SHARE:
    Continuing operations                                                     $   0.26      $   0.15      $   0.88      $   0.44
    Extraordinary item                                                            0.04            --          0.03         (0.01)
    Cumulative effect of a change in accounting
       principle                                                                    --            --            --         (0.03)
                                                                              --------      --------      --------      --------
    Net income                                                                $   0.30      $   0.15      $   0.91      $   0.40
                                                                              ========      ========      ========      ========

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING:

    Basic                                                                      200,089       198,452       199,743       195,323
                                                                              ========      ========      ========      ========
    Diluted                                                                    214,497       206,786       224,144       203,106
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

                        IVAX CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)

                                               COMMON STOCK                                   ACCUMULATED
                                           --------------------     CAPITAL IN                  OTHER
                                           NUMBER OF                 EXCESS OF       PUT       RETAINED   COMPREHENSIVE
                                             SHARES      AMOUNT      PAR VALUE     OPTIONS     EARNINGS    INCOME(LOSS)    TOTAL
                                           ---------     ------     ----------     --------   -----------  -------------   --------
BALANCE, December 31, 2000                  158,837      $15,884     $319,010            $-     $203,206      $(53,980)    $484,120
  Effect of 5-for-4 stock split              39,709        3,971       (3,971)           --           --            --           --
                                            -------      -------     --------      --------     --------      --------     --------
Split adjusted, December 31, 2000           198,546       19,855      315,039            --      203,206       (53,980)     484,120
  Comprehensive income:
   Net income                                    --           --           --            --      189,456            --      189,456
   Translation adjustment                        --           --           --            --           --        (7,747)      (7,747)
   Unrealized net gain on
     available-for-sale equity
     securities, net of tax                      --           --           --            --           --         1,621        1,621
                                                                                                                           --------
      Comprehensive income                                                                                                  183,330
  Exercise of stock options                   1,453          145       13,368            --           --            --       13,513
  Tax effect of option exercises                 --           --       18,037            --           --            --       18,037
  Employee stock purchases                       28            3          635            --           --            --          638
  Repurchase and retirement of
   common stock                              (5,145)        (515)    (113,553)           --           --            --     (114,068)
  Shares issued in acquisitions               2,907          291       77,266            --           --            --       77,557
  Put options issued, net of premium             --           --      (66,252)       71,075           --            --        4,823
  Expired put options                            --           --       68,933            --           --            --       68,933
  Value of stock options issued to
   non-employees                                 --           --          173            --           --            --          173
  Issued to settle put options                   62            6       26,404       (18,625)          --            --        7,785
                                            -------      -------     --------      --------     --------      --------     --------
BALANCE, September 30, 2001                 197,851      $19,785     $340,050      $ 52,450     $392,662      $(60,106)    $744,841
                                            =======      =======     ========      ========     ========      ========     ========

           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        IVAX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

NINE MONTHS ENDED SEPTEMBER 30,                                                   2001              2000
                                                                                ---------         ---------
(In thousands, except per share data)
Cash flows from operating activities:
    Net income                                                                  $ 189,456         $  81,341
    Adjustments to reconcile net income to net cash
       flows from operating activities:
       Restructuring costs (reversal of restructuring reserve
          established in prior years)                                               1,097            (4,039)
       Depreciation and amortization                                               36,192            23,872
       Deferred tax provision                                                     (17,461)          (13,961)
       Tax effect of current year stock option exercises                           10,647            13,549
       Compensation expense related to partial sale of IVAX Diagnostics             1,041                --
       Value of stock options issued to non-employees                                 173                --
       Provision for doubtful accounts                                              2,852               664
       Provision for inventory obsolescence                                         7,973             2,424
       Minority interest                                                             (143)              533
       Equity in earnings of affiliates                                              (882)             (556)
       (Gain) loss on extinguishment of debt                                       (7,120)            2,254
       Gain on partial sale of IVAX Diagnostics                                   (10,278)               --
       Gain on sale of product rights                                              (8,312)           (6,074)
       Gains on disposal of assets, net                                            (3,436)             (480)
       Cumulative effect of a change in accounting principle                           --             6,471
       Changes in operating assets and liabilities:
          Accounts receivable                                                     (65,448)                7
          Inventories                                                             (26,875)          (38,332)
          Other current assets                                                    (11,300)           (4,637)
          Other assets                                                              2,007            (6,569)
          Accounts payable, accrued expenses, and other
            current liabilities                                                    14,770            (9,908)
          Other long-term liabilities                                              (1,626)           (3,160)
                                                                                ---------         ---------
          Net cash flows from operating activities                                113,327            43,399
                                                                                ---------         ---------

Cash flows from investing activities:
    Proceeds from sale of product rights                                            8,312             6,074
    Capital expenditures                                                          (44,255)          (28,627)
    Proceeds from sales of assets                                                  19,015               417
    Proceeds from partial sale of IVAX Diagnostics                                 22,285                --
    Acquisitions of patents, trademarks, licenses and other
       intangible assets                                                          (11,162)           (1,516)
    Acquisitions of businesses, net of cash acquired                             (467,511)          (10,007)
    Investment in affiliated companies                                            (14,266)           (4,126)
    Investment in marketable securities                                           (57,457)          (82,783)
                                                                                ---------         ---------
       Net cash flows from investing activities                                  (545,039)         (120,568)
                                                                                ---------         ---------

Cash flows from financing activities:
    Borrowings on long-term debt and loans payable                                724,235           251,960
    Payments on long-term debt and loans payable                                  (78,197)          (52,665)
    Exercise of stock options and employee stock purchases                         14,151            33,733
    Repurchases of common stock net of put option premium                        (117,030)          (13,784)
                                                                                ---------         ---------
       Net cash flows from financing activities                                   543,159           219,244
                                                                                ---------         ---------

Effect of exchange rate changes on cash and cash equivalents                       (5,033)           (3,496)
                                                                                ---------         ---------
Net increase in cash and cash equivalents                                         106,414           138,579
Cash and cash equivalents at the beginning of the year                            174,794            41,408
                                                                                ---------         ---------
Cash and cash equivalents at the end of the period                              $ 281,208         $ 179,987
                                                                                =========         =========

                                   (Continued)

                        IVAX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (Continuation)

NINE MONTHS ENDED SEPTEMBER 30,                                                           2001              2000
                                                                                        ---------         ---------
(In thousands, except per share data)
Supplemental disclosures:
    Interest paid                                                                       $  12,047         $   3,268
                                                                                        =========         =========
    Income tax payments                                                                 $  46,033         $  14,645
                                                                                        =========         =========

Supplemental schedule of non-cash investing and financing activities:

       Information related to acquisitions which were accounted for under the purchase method of accounting is summarized as follows:

Fair value of assets acquired                                                           $ 228,114            26,173
Liabilities assumed                                                                      (165,097)          (11,465)
                                                                                        ---------         ---------
                                                                                           63,017            14,708
Reduction of minority interest                                                                 --             7,202
                                                                                        ---------         ---------
Net assets acquired                                                                        63,017            21,910
                                                                                        =========         =========

Purchase price:
    Cash, net of cash acquired                                                            461,153             9,932
    Acquisition costs                                                                       6,359                75
    Fair market value of stock and options issued                                          77,056            86,922
                                                                                        ---------         ---------
    Total                                                                                 544,568            96,929
                                                                                        ---------         ---------

Goodwill                                                                                $ 481,551         $  75,019
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

                        IVAX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                      (In thousands, except per share data)

(1) GENERAL:

         The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q and, therefore, do not include all information normally included in audited financial statements. However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations, financial position and cash flows have been made. The results of operations and cash flows for the nine months ended September 30, 2001, are not necessarily indicative of the results of operations and cash flows which may be reported for the remainder of 2001. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements included in IVAX' Annual Report on Form 10-K for the year ended December 31, 2000.

         Certain prior period amounts presented in the consolidated financial statements have been reclassified to conform to the current period's presentation.

(2) CASH EQUIVALENTS AND SHORT-TERM MARKETABLE SECURITIES

         All liquid interest-earning investments with original maturities of three months or less are classified as cash equivalents. Short-term investments in marketable debt securities generally mature between three months and three years from date of purchase. These cash equivalents and other short-term marketable securities consist primarily of taxable municipal bonds, corporate bonds, government agency securities and commercial paper. It is IVAX' intent to maintain a liquid portfolio to take advantage of investment opportunities; therefore all securities are deemed short term, are classified as available for sale securities and are recorded at market value using the specific identification method. Unrealized gains and losses, net of tax, are reflected in other comprehensive income in the accompanying balance sheets. Realized gains and losses are included in earnings using the specific identification method.

(3) INVENTORIES:

         Inventories consist of the following:

                                                                   SEPTEMBER 30,        DECEMBER 31,
                                                                        2001                2000
                                                                   -------------        ------------
         Raw materials                                                $101,332            $ 72,991
         Work-in-process                                                30,405              27,683
         Finished goods                                                119,314              78,236
                                                                      --------            --------
            Total inventories                                         $251,051            $178,910
                                                                      ========            ========

(4) EARNINGS PER SHARE:

         On April 20, 2001, IVAX' Board of Directors approved a 5-for-4 stock split effective May 18, 2001, in the form of a stock dividend for shareholders of record on May 1, 2001, and a proportional increase in the number of authorized shares. All share and per share amounts have been retroactively restated for the split, except where otherwise indicated. Reconciliations of the numerator and denominator of the basic and diluted earnings per share computation for income from continuing operations are as follows:


PERIOD ENDED SEPTEMBER 30,                                                           THREE MONTHS                NINE MONTHS
                                                                                  2001          2000          2001          2000
                                                                                --------      --------      --------      --------
Numerator:
Income from continuing operations, basic                                        $ 54,341      $ 30,920      $182,336      $ 90,066
Interest reduction on conversion of convertible debt                               2,183            --        15,070            --
                                                                                --------      --------      --------      --------
Income from continuing operations, diluted                                      $ 56,524      $ 30,920      $197,406      $ 90,066
                                                                                ========      ========      ========      ========

Denominator:
Basic weighted average number of shares outstanding                              200,089       198,452       199,743       195,323
Effect of dilutive securities - stock options and
    warrants, and convertible debt                                                14,408         8,334        24,401         7,783
                                                                                --------      --------      --------      --------
Diluted weighted average number of shares
    outstanding                                                                  214,497       206,786       224,144       203,106
                                                                                ========      ========      ========      ========
Not included in the calculation of diluted earnings
    per share because their impact is antidilutive:
    Stock options outstanding                                                        413            13           326           333
    Convertible debt                                                              18,017         8,413            --         8,413
    Put options                                                                    1,850         1,250           450         1,250

(5) REVENUES:

         Net revenues are comprised of gross revenues less provisions for expected customer returns, inventory credits, discounts, promotional allowances, volume rebates, chargebacks and other allowances. The reserve balances related to these provisions are included in "Accounts receivable, net of allowances for doubtful accounts" and "Accrued expenses and other current liabilities" in the accompanying consolidated balance sheets in the amounts of $120,412 and $75,621 respectively, at September 30, 2001, and $51,080 and $63,448, respectively, at December 31, 2000.

(6) PARTIAL SALE OF IVAX DIAGNOSTICS, INC.:

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

(7) ACQUISITIONS:

         On February 9, 2001, IVAX indirectly acquired Laboratorios Fustery, S.A. de C.V. ("Fustery"), a Mexican pharmaceutical company, by purchasing the outstanding securities of Fustery's parent, Maancirkel Holding B.V. ("Maancirkel"), a corporation organized under the laws of The Netherlands, from Morcob CVA, an entity organized under the laws of Belgium pursuant to a stock purchase agreement entered into among the parties on October 11, 2000. During the first quarter of 2001, IVAX acquired Maancirkel for 1,656 shares of IVAX' common stock, valued at $57,000, and $57,210 in cash, net of cash acquired. In addition, IVAX paid $4 of other costs. During the second quarter of 2001, in accordance with the stock purchase agreement, IVAX made an additional payment of $16,309 in lieu of additional shares, representing contingent consideration based on the market value of IVAX' common stock. The preliminary fair value of net assets acquired was $19,768 resulting in goodwill of $94,446 being recorded. This preliminary allocation is subject to change based on receipt of final appraised values of assets acquired and liabilities assumed, which is expected to be received within the allocation period. The operating results of Fustery are included in the consolidated financial statements subsequent to the February 9, 2001, acquisition date.

         On February 26, 2001, IVAX acquired the assets of a research organization located in the United States for 609 shares of IVAX' common stock, valued at $18,000, $4,650 in cash, net of cash acquired, and other costs of $51. The fair value of net assets acquired was $7,085 resulting in goodwill of $15,616 being recorded. The operating results of this company are included in the consolidated financial statements subsequent to the February 26, 2001, acquisition date.

         On March 13, 2001, IVAX acquired Netpharma Scandinavia AB ("Netpharma"), a Swedish pharmaceutical company, for 624 shares of IVAX' common stock, valued at $18,365, other costs of $20 and received cash of $1,036 in excess of cash paid. In addition, additional shares of IVAX' common stock, valued at $2,052, will be issued contingent on achievement of earnout targets for each of the next two years. If the earnout targets are achieved, the number of additional shares issued will be based on the exchange rate in effect on the payment dates and the average price of IVAX' common stock just prior to April 30, 2002 and 2003. The preliminary fair value of net assets acquired was $227, resulting in goodwill of $17,122 being recorded. This preliminary allocation is subject to change based on receipt of final appraised values of assets acquired and liabilities assumed, which is expected to be received within the allocation period. The operating results of Netpharma are included in the consolidated financial statements subsequent to the March 13, 2001, acquisition date.

         On April 3, 2001, IVAX acquired the remaining 70% of Indiana Protein Technologies, Inc. ("Indiana Protein") that it did not already own. Indiana Protein was previously accounted for as an investment under the equity method of accounting. This additional interest was acquired for $4,122 in cash, net of cash acquired, and other costs of $10, of which $2,500 is subject to an earnout period of 5 years. This acquisition resulted in an increase in net assets of $37 and goodwill of $4,095 being recorded. The operating results of Indiana Protein are included in the consolidated financial statements subsequent to the April 3, 2001, acquisition date.

         During the third quarter of 2001, IVAX acquired 99.9% of the outstanding shares and American Depositary Shares ("ADS") of Laboratorio Chile S.A. ("Lab Chile"), a Chilean pharmaceutical company, in two tender offers for cash. On July 5, 2001, IVAX acquired the shares and ADS' tendered in the first offer. IVAX commenced a second tender offer on July 31, 2001, that expired August 29, 2001, for the remaining outstanding shares of Lab Chile. The total purchase price, including acquisition costs of $6,274 less cash acquired of $13,368, was $387,708. The fair value of net assets acquired, based on a balance sheet as of July 5, 2001, was $35,900, resulting in an amount of cost in excess of fair value of net assets of $351,808. Included in the preliminary fair value of net assets acquired were approximately $3,900 of intangible assets with definite lives and approximately $27,800 of intangible assets with indefinite lives. This preliminary allocation is subject to change based on receipt of final appraised values of assets acquired and liabilities assumed, which is expected to be received within the allocation period.

         Proforma information for the above acquisitions as if the purchases occurred on January 1 of each year are presented below.

PERIOD ENDED SEPTEMBER 30,                                   THREE MONTHS                 NINE MONTHS
                                                          2001          2000           2001           2000
                                                        --------      --------      ----------      --------
Revenues                                                $320,423      $257,166        $998,425      $778,125
Net income                                                57,141        36,810         201,301       110,113

Diluted weighted average shares                          206,085       209,676         224,678       205,995
Diluted earnings per share                              $   0.28      $   0.18        $   0.96      $   0.53

         The calculation of diluted earnings per share for the nine months ended September 30, 2001, includes $15,070 of interest reduction on the assumed conversion of convertible debt. These proforma results of operations are not necessarily indicative of results that might have been achieved if the acquisitions had actually occurred at the beginning of the periods presented.

         During the first quarter of 2001, IVAX received $1,673 representing a reduction of purchase price and goodwill of Laboratorios Elmor, S.A. that was acquired in June 2000. In addition, IVAX paid $137 of other costs, representing an increase to the purchase price and goodwill of Wakefield Pharmaceuticals, Inc. that was acquired in September 2000.

(8) ACQUISITION OF PATENTS, TRADEMARKS, LICENSES AND OTHER INTANGIBLE ASSETS

         During 2001, IVAX acquired the exclusive rights to develop and market Talampanel for $10,000. In addition, IVAX issued 17 shares of its common stock valued at $500 to acquire a patent.

(9) DEBT:

         On May 4, 2001, IVAX sold $725,000 of its 4.5% Convertible Senior Subordinated Notes due 2008 to UBS Warburg LLC (the "Initial Purchaser"). The Initial Purchaser then sold the 4.5% Notes to Qualified Institutional Buyers pursuant to Rule 144A of the Securities Act to institutional "accredited investors" (as defined in Rule 501 under the Securities Act) in compliance with Regulation D under the Securities Act and to non-U.S. persons outside the United States in compliance with Regulation S. IVAX received net proceeds of approximately $706,150. The 4.5% Notes were initially issued in transactions exempt from registration under the Securities Act; however, as of November 2001, IVAX has registered the resale of the 4.5% Notes by certain noteholders. The 4.5% Notes are convertible at any time prior to maturity, unless previously redeemed, into .02496875 shares of IVAX' common stock per $1 of principal amount of the 4.5% Notes. This ratio results in a conversion price of approximately $40.05 per share. The 4.5% Notes are redeemable by IVAX on or after May 29, 2004. The net proceeds from the sale of the 4.5% Notes are expected to be used primarily to fund the acquisition of businesses and products, to fund the research, development, testing and commercialization of IVAX' pharmaceutical products and for general working capital purposes.

         During the third quarter of 2001, IVAX repurchased $65,000 face value of the 4.5% Convertible Senior Subordinated Notes due 2008 at a total cost of $52,070, and expensed $1,628 of related debt issuance costs. This resulted in an extraordinary gain on extinguishment of debt of $11,302, net of income taxes of $4,182.

         As of September 30, 2001, the outstanding current portion of long-term debt included $66,100 assumed in the acquisition of Lab Chile. These loans mature between March 2002 and September 2002 and bear interest rates of LIBOR plus .9% to LIBOR plus 1%.

         Lab Chile engaged in a partial hedge of its $63,000 U.S. dollar denominated loans against a possible devaluation of the Argentine peso, by entering into forward contracts, in early 2001, to purchase $55,000 U.S. dollars at contract prices ranging from 1.0408 to 1.0412 pesos with expiration dates in January 2002. If the contracts expire unexercised, a fee of $2,247 would be paid. Due to the lack of liquidity in the currency forwards market in Argentina, the most reliable indicator of fair value is the amortized amount of the original contract fee. Accordingly, these contracts were recorded as an asset and a liability at the original contract fee amount and are being amortized over the life of the contracts.

(10) INCOME TAXES:

         The provision for income taxes from continuing operations consists of the following:

PERIOD ENDED SEPTEMBER 30,                                 THREE MONTHS                  NINE MONTHS
                                                         2001         2000           2001           2000
                                                        ------      --------       --------       --------
         Current:
             Domestic                                   $  984      $ 14,369       $ 41,690       $ 14,863
             Foreign                                     8,732         1,490         15,675         10,073
         Deferred                                          222       (11,507)       (17,461)       (13,961)
                                                        ------      --------       --------       --------
         Total                                          $9,938      $  4,352       $ 39,904       $ 10,975
                                                        ======      ========       ========       ========

         The domestic current provision for the nine months ended September 30, 2001, was favorably impacted by $21,259 from utilization of previously reserved net operating loss and tax credit carryforwards and the non-taxable gain on the partial sale of IVAX Diagnostics, Inc. offset by a $7,600 tax provision associated with a U.S. taxable gain on the intercompany assignment of a contract, which was eliminated for financial reporting purposes. Payment of the current tax liability for the year ended December 31, 2001, for domestic and foreign operations will be reduced by $8,132 and $2,515, respectively, representing the incremental impact of compensation expense deductions associated with non-qualified stock option exercises during the nine months ended September 30, 2001. These amounts were credited to "Capital in excess of par value."

         During the second quarter of 2001, $11,216 of the valuation allowance previously recorded against the domestic net deferred tax asset was reversed due to management's expectation of increased domestic taxable income in future years partially offset by $7,390 tax effect of prior years' stock option exercises, which was credited to "Capital in excess of par value." In addition, during the second and third quarters of 2001, domestic deferred tax assets of $12,606 were recognized relating to originating temporary differences and to reversal, through the effective rate calculation, of the valuation allowance previously recorded against the domestic net deferred tax asset based on management's expectation of increased domestic taxable income in the current year. As of September 30, 2001, a domestic net deferred tax asset of $64,768 and an aggregate foreign net deferred tax asset, in jurisdictions with positive net deferred tax assets, of $9,318 are included in "Other current assets" and "Other assets" in the accompanying consolidated balance sheet. The domestic net deferred tax asset was approximately 9% reserved as of September 30, 2001. Realization of the net deferred tax assets is dependent upon generating sufficient future domestic and foreign taxable income. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized.

(11) COMPREHENSIVE INCOME:

         The components of IVAX' comprehensive income are as follows:

PERIOD ENDED SEPTEMBER 30,                                                     THREE MONTHS                  NINE MONTHS
                                                                             2001         2000           2001           2000
                                                                            -------     --------       --------       --------
         Net income                                                         $61,461     $ 30,920       $189,456       $ 81,341
         Unrealized gains (losses) on marketable securities
            and derivative contracts, net of taxes                            1,619          (95)         1,621             89
         Foreign currency translation adjustments                             7,305      (10,434)        (7,747)       (34,598)
                                                                            -------     --------       --------       --------
         Comprehensive income                                               $70,385     $ 20,391       $183,330       $ 46,832
                                                                            =======     ========       ========       ========

(12) SHAREHOLDERS' EQUITY:

         On April 20, 2001, IVAX' Board of Directors approved a 5-for-4 stock split effective May 18, 2001, in the form of a stock dividend. All weighted average shares, outstanding shares, per share earnings and price and stock plan data contained in the accompanying financial statements have been retroactively adjusted to give effect to the stock split. To reflect the split, common stock was increased and capital in excess of par value was decreased by $3,971.

         In connection with the share repurchase program, during the first nine months of 2001, IVAX issued nine free-standing put options for 2,475 shares, bearing strike prices ranging from $19.00 to $31.50, expiring from November 2001 through April 2002 and collected premiums totaling $4,823. The market value of IVAX' common stock on November 7, 2001 was $18.95. In addition, free-standing put options for 2,488 shares of IVAX common stock expired unexercised. One put option for 281 shares was exercised by the holder at a strike price of $27.68. IVAX elected the physical settlement method and paid $7,785 in exchange for the underlying shares. Two put options for 906 shares were exercised by the holder at strike prices ranging from $27.68 to $29.80. IVAX elected the net share settlement method and issued 62 shares of IVAX' common stock in settlement of the obligation.

         During the first nine months of 2001, IVAX repurchased 5,145 shares of its common stock at a total cost, including commissions, of $121,853. This was partially offset by $7,785 reclassified from temporary equity upon exercise of one put option for 281 shares mentioned above.

(13) BUSINESS SEGMENT INFORMATION:

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

         Other revenues included in "Net revenues" in the accompanying consolidated statements of operations consist of license fees, royalties and product development fees, received primarily from one company.



REVENUES BY REGION
PERIOD ENDED SEPTEMBER 30,                                                   THREE MONTHS                    NINE MONTHS
                                                                          2001             2000            2001            2000
                                                                        ---------       ---------        ---------       ---------
North America
      External sales                                                    $ 139,804       $  71,098        $ 440,793       $ 213,336
      Intersegment sales                                                      758             121            1,221             422
      Other revenues                                                        1,152             274            1,420          20,281
                                                                        ---------       ---------        ---------       ---------
      Net revenues - North America                                        141,714          71,493          443,434         234,039
                                                                        ---------       ---------        ---------       ---------
Europe
      External sales                                                       75,646          62,203          221,844         205,220
      Intersegment sales                                                   13,923           6,786           35,123          22,387
      Other revenues                                                       14,562          20,351           43,451          45,492
                                                                        ---------       ---------        ---------       ---------
      Net revenues - Europe                                               104,131          89,340          300,418         273,099
                                                                        ---------       ---------        ---------       ---------
Latin America
      External sales                                                       78,375          19,240          143,545          37,531
      Other revenues                                                        1,021             378            1,556           1,188
                                                                        ---------       ---------        ---------       ---------
      Net revenues - Latin America                                         79,396          19,618          145,101          38,719
                                                                        ---------       ---------        ---------       ---------
Corporate & Other
      External sales                                                        9,615           9,126           27,346          27,694
      Intersegment sales                                                  (14,681)         (6,906)         (36,344)        (22,809)
      Other revenues                                                        1,815            (104)           3,749             (91)
                                                                        ---------       ---------        ---------       ---------
      Net revenues - Corporate & Other                                     (3,251)          2,116           (5,249)          4,794
                                                                        ---------       ---------        ---------       ---------
Consolidated net revenues                                               $ 321,990       $ 182,567        $ 883,704       $ 550,651
                                                                        =========       =========        =========       =========

PROFITS BY REGION
PERIOD ENDED SEPTEMBER 30,                                                    THREE MONTHS                     NINE MONTHS
                                                                          2001             2000            2001            2000
                                                                        ---------       ---------        ---------       ---------
INCOME FROM CONTINUING OPERATIONS
      BEFORE MINORITY INTEREST:
      North America                                                     $  25,742       $   9,222        $ 123,371       $  62,324
      Europe                                                               16,420          10,510            6,114          18,365
      Latin America                                                        11,307             539           14,395           1,397
      Corporate & Other                                                       644          10,744           38,313           8,513
                                                                        ---------       ---------        ---------       ---------
Income from continuing operations
      before minority interest                                             54,113          31,015          182,193          90,599
                                                                        ---------       ---------        ---------       ---------

NET INCOME:
      Minority interest                                                       228             (95)             143            (533)
      Extraordinary item                                                    7,120              --            7,120          (2,254)
      Cumulative effect of a change in accounting principle                    --              --               --          (6,471)
                                                                        ---------       ---------        ---------       ---------
Net income                                                              $  61,461       $  30,920        $ 189,456       $  81,341
                                                                        =========       =========        =========       =========

                                                                                       SEPTEMBER 30,
LONG-LIVED ASSETS:                                                                 2001             2000
                                                                                ----------        --------
      North America                                                             $   77,663        $ 57,279
      Europe                                                                       224,454         215,706
      Latin America                                                                593,197          65,012
      Corporate & Other                                                            109,050          36,065
                                                                                ----------        --------
Total                                                                           $1,004,364        $374,062
                                                                                ==========        ========

(14) RECENTLY ISSUED ACCOUNTING STANDARDS:

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

         During the first quarter of 2001, IVAX adopted EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, which addresses the classification and accounting treatment of equity derivative contracts (such as IVAX' put options) as equity instruments (either temporary or permanent) or assets and liabilities. As a result, put options were reclassified from temporary equity to permanent equity. As of September 30, 2001, IVAX had outstanding eight freestanding put options for 1,850 shares of IVAX' common stock that were issued in connection with the share repurchase program. The put options bore strike prices ranging from $19.00 to $31.50 and expire from November 2001 through April 2002.

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

         EITF Issue No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products, is effective for periods beginning after December 31, 2001. It states that consideration paid by a vendor to a reseller should be classified as a reduction of revenues in the income statement unless an identifiable benefit is or will be received from the reseller that is sufficiently separable from the purchase of the vendor's products and the vendor can reasonably estimate the fair value of the benefit. Management believes that the impact of adoption will not be significant.

         Effective July 1, 2001, IVAX adopted SFAS 141, Business Combinations, which addresses the financial accounting and reporting for business combinations. It supersedes APB Opinion No. 16, Business Combinations, and SFAS 38, Accounting for Pre-acquisition Contingencies of Purchased Enterprises. All business combinations under the scope of this statement must be accounted for using the purchase method of accounting. This statement applies to all business combinations initiated after June 30, 2001. The adoption of SFAS 141 did not have a material impact on IVAX' financial condition or results of operations.

         SFAS 142, Goodwill and Other Intangible Assets, addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses accounting for intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. It also addresses accounting for goodwill and other intangible assets after they have been initially recognized in the financial statements. Intangible assets that have indefinite lives and goodwill will no longer be amortized, but rather they must be tested at least annually for impairment using fair values. Intangible assets that have finite useful lives will be amortized over their useful lives. The statement is effective in fiscal years beginning after December 15, 2001; except that goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the non-amortization and amortization provisions of this statement. Beginning in 2002, IVAX will reverse the entire balance of negative goodwill recorded in the balance sheet as of January 1, 2002, of $4,200, through a cumulative effect of a change in accounting principle; thereby increasing net income by this amount for the year. In addition, amortization of goodwill acquired prior to June 30, 2001 will cease. This will increase net income by approximately $2,700 per quarter, or $10,800 per year. However, management is unable to estimate the extent of impairment, if any, of intangible assets with indefinite lives and goodwill, that may need to be recorded in 2002 or future years.

         SFAS 143, Accounting for Asset Retirement Obligations, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal operation of a long-lived asset, except for certain obligations of lessees. It requires that the fair value of an asset retirement obligation be recognized as a liability in the period in which it is incurred if a reasonable estimate can be made and that the associated retirement costs be capitalized as part of the carrying amount of the long-lived asset. It is effective for fiscal years beginning after June 15, 2002. Management believes that the impact of adoption of this statement will not be significant.

         SFAS 144, Accounting for the Impairment or Disposal of Long-lived Assets, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS 121, Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of, and certain provisions of APB Opinion No. 30, Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. It also amends ARB No. 51, Consolidated Financial Statements. It establishes a single accounting model for the accounting for a segment of a business accounted for as a discontinued operation that was not addressed by SFAS 121 and resolves other implementation issues related to SFAS 121. It is effective for fiscal periods beginning after December 15, 2001. Management believes that the impact of adoption of this statement will not be significant.

(15) LEGAL PROCEEDINGS:

         With respect to the case styled American BioScience, Inc. v. Donna E. Shalala, et al., previously reported in IVAX' Annual Report on Form 10-K for the year ended December 31, 2000, on March 30, 2001, the appellate court vacated the district court's decision and remanded the case based on the Food and Drug Administration's ("FDA") failure to file an administrative record in the court below. On April 6, 2001, the FDA filed its administrative record and American BioScience, Inc. ("ABI") renewed its motion for a temporary restraining order or preliminary injunction. On April 19, 2001, the district court again denied ABI's motion. ABI appealed this ruling, and on May 4, 2001, the appellate court ordered that the appeal be expedited. On November 6, 2001, the federal appeals court for the D.C. circuit reversed a prior order by the U.S. District Court in Washington, D.C., which subsequently allowed the FDA to grant final marketing approval for IVAX Research, Inc.'s (formerly Baker Norton Pharmaceuticals, Inc.) generic paclitaxel product. The appellate court directed the district court to vacate the FDA's order and remanded the matter to the agency. IVAX is reviewing the appellate opinion and has 45 days in which to ask for reconsideration by the appellate court. The appellate court's ruling will not become final prior to the expiration of the 45-day period. IVAX believes the appellate court's decision is incorrect and intends to seek reconsideration of the ruling. While management believes it has meritorious defenses and that ABI's underlying patent claim is "frivolous", the process of resolving matters through litigation is inherently uncertain. Although management believes it unlikely, a final decision unfavorable to IVAX in the case on appeal or in the case involving the non-infringement, validity, and enforceability of ABI's patents could prevent IVAX from continuing its sales of paclitaxel and could, with respect to ABI's claims of infringement of its patent, result in damages being imposed on IVAX, any of which could have a material adverse effect on IVAX' results of operations and financial position. Based on management's review with legal counsel of the cases and ABI's claims, and a review of the related regulatory and political issues, management considers an unfavorable outcome unlikely and does not believe that IVAX will be prevented from continuing to market paclitaxel. IVAX will continue to pursue its counterclaims against ABI based on antitrust and unfair competition.

         With respect to the case styled Bristol Myers Squibb Company v. Zenith Goldline Pharmaceuticals, Inc., et al., previously reported in IVAX' Annual Report on Form 10-K for the year ended December 31, 2000, on April 20, 2001, the appellate court affirmed the district court's grant of summary judgment of invalidity with respect to all but two of the asserted claims of Bristol's patents and remanded the remaining claims to the district court for further proceedings. The Company will now pursue its counterclaims against Bristol based on antitrust and unfair competition.

(16) RESTRUCTURING COSTS:

         The components of restructuring costs, spending and other activity, as well as the remaining reserve balances at September 30, 2001, which are included in "Accrued expenses and other current liabilities" in the accompanying consolidated balance sheets, are as follows:

                                                                                 EMPLOYEE                          TOTAL
                                                                                TERMINATION        PLANT       RESTRUCTURING
                                                                                  BENEFITS        CLOSURES        RESERVES
                                                                                -----------       --------     -------------
Balance at January 1, 2001                                                          $ 110           $ 619           $ 729
Provisions (reversals)                                                                  4             (69)            (65)
Cash payments                                                                         (78)            (78)           (156)
Non-cash activities                                                                    (9)             (9)            (18)
                                                                                    -----           -----           -----
Balance at September 30, 2001                                                       $  27           $ 463           $ 490
                                                                                    =====           =====           =====

         During the third quarter of 2001, IVAX incurred $1,317 of restructuring costs, primarily severance, related to the integration of IVAX' Argentine operations with the Argentine operations of Lab Chile. These costs were expensed when paid.

(17) SUBSEQUENT EVENTS:

         On October 8, 2001, IVAX acquired the worldwide rights for the dermatological use of loteprednol etabonate, a new "soft" corticosteroid to treat dermatological conditions for $500 in cash.

         On October 16, 2001, IVAX completed the acquisition of the currently marketed intranasal steroid brand products, Nasarel and Nasalide, for the treatment of allergic rhinitis, from Elan Corporation, plc. for $120,000 in cash.

         During October 2001, IVAX repaid $15,000 of long-term debt assumed in the acquisition of Lab Chile.

         Through October 31, 2001, IVAX repurchased 528 shares of its common stock at a total cost, including commissions, of $11,472.

         On November 1, 2001, one put option for 250 shares was exercised by the holder at a strike price of $31.50. IVAX has elected the net share settlement method and will issue approximately 138 shares in settlement of the obligation.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the consolidated financial statements, the related notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations included in IVAX' Annual Report on Form 10-K for the year ended December 31, 2000, and the unaudited interim consolidated financial statements and the related notes to unaudited interim consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q. All per share amounts have been retroactively restated to reflect the 5-for-4 stock split paid May 18, 2001, to shareholders of record on May 1, 2001. Certain prior period amounts presented have been reclassified to conform to the current period's presentation.

                              RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000

         Net income was $189.5 million, or $.91 per share (diluted), for the nine months ended September 30, 2001, compared to $81.3 million, or $.40 per share, for the nine months ended September 30, 2000. Income from continuing operations was $182.3 million, or $.88 per share (diluted), for the nine months ended September 30, 2001, compared to $90.1 million, or $.44 per share, for the same period of the prior year.

         NET REVENUES AND GROSS PROFIT

         Net revenues for the nine months ended September 30, 2001, totaled $883.7 million, an increase of $333.0 million, or 61%, from the $550.7 million reported in the same period of the prior year. This increase was comprised primarily of increases of $209 million, $106 million and $27 million in net revenues from North American, Latin American and European subsidiaries, respectively.

         North American subsidiaries net revenues totaled $443 million for the nine months ended September 30, 2001, compared to $234 million for the same period of 2000. The $209 million, or 89%, increase in net revenues was primarily attributable to increased sales volume, in part due to new product releases, including paclitaxel, and higher sales prices for certain products, partially offset by higher sales returns and allowances. North American subsidiaries recorded provisions for sales returns and allowances that reduced gross sales by $275 million and $131 million in 2001 and 2000, respectively. The increase of $144 million, or 110%, was primarily due to reduced prices on certain brand-equivalent pharmaceutical products and increase in sales volume. During the third quarter of 2001, IVAX offered extended payment terms to certain customers and extended the terms of sale on certain second quarter sales. In addition, during the second quarter IVAX offered extended payment terms to certain customers related to the launch of a product to a new class of customers, which receivables were subsequently collected.

         European subsidiaries generated net revenues of $300.4 million for the nine months ended September 30, 2001, compared to $273.1 million for the same period of the prior year. The $27.3 million, or 10%, increase in net revenues was primarily due to higher sales volume and prices of certain products and increased product development fees, partially offset by the effect of unfavorable exchange rates. European subsidiaries recorded provisions for sales returns and allowances that reduced gross sales by $24.8 million and $19.6 million in 2001 and 2000, respectively.

         Latin American subsidiaries generated net revenues of $145.1 million for the nine months ended September 30, 2001, compared to $38.7 million for the same period of the prior year. The increase was primarily due to the sales volume of Laboratorio Chile S.A. ("Lab Chile"), Laboratorios Fustery, S.A. de C.V. ("Fustery"), and Laboratorios Elmor, S.A. ("Elmor") which were acquired July 5, 2001, February 9, 2001, and June 19, 2000, respectively. Latin American subsidiaries recorded provisions for sales returns and allowances that reduced gross sales by $15 million and $3.4 million in 2001 and 2000, respectively.

         Gross profit for the nine months ended September 30, 2001, increased $200.6 million, or 75%, from the same period of the prior year. Gross profit was $466.5 million (53% of net revenues) for the nine months ended September 30, 2001, compared to $265.9 million (48% of net revenues) for the nine months ended September 30, 2000. The increase in gross profit percentage was primarily attributable to the launch of paclitaxel in North America and higher margin sales from the operations of Lab Chile, Fustery and Elmor. Increased competition for paclitaxel and resulting pricing and volume pressures on paclitaxel, could have an impact on future net revenues and gross profit.

         OPERATING EXPENSES

         Selling expenses totaled $98.6 million (11.2% of net revenues) for the nine months ended September 30, 2001, compared to $62.4 million (11.3% of net revenues) for the nine months ended September 30, 2000, an increase of $36.2 million, or 58%. The increase was due to higher expenses from the operations of Lab Chile, Elmor, Fustery and Wakefield Pharmaceuticals, Inc. ("Wakefield"), and increased sales force and promotional expenses at the European subsidiaries.

         General and administrative expenses totaled $84.7 million (9.6% of net revenues) for the nine months ended September 30, 2001, compared to $62.4 million (11.3% of net revenues) for the nine months ended September 30, 2000, an increase of $22.3 million, or 35.7%. The increase is due to increased professional fees at Corporate and additional general and administrative expenses from the operations of Lab Chile, Fustery and Elmor.

         Research and development expenses for the nine months ended September 30, 2001, increased $15.6 million, or 31.4%, to a total of $65.2 million (7.4% of net revenues), compared to $49.6 million (9% of net revenues) for the nine months ended September 30, 2000 due primarily to increased biostudies. IVAX' future level of research and development expenditures will depend on, among other things, the outcome of clinical testing of products under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity.

         Amortization expense for the nine months ended September 30, 2001, increased $6.6 million, from $6.4 million to $13.2 million, due primarily to the amortization of goodwill arising from the acquisitions of Elmor and Fustery.

         OTHER INCOME (EXPENSE)

         Interest income and interest expense increased $10.2 million and $17.8 million, respectively, for the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000. The increases in interest income and expense are due primarily to additional cash on hand and indebtedness from the issuance of $725 million of 4.5% Convertible Senior Subordinated Notes in May 2001.

         Other income, net increased $3.2 million for the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000. The increase is primarily due to $6.3 million of investment gains and $2 million of other income from the operations of Fustery and Lab Chile partially offset by foreign currency losses at various European subsidiaries. Additionally, IVAX recorded a gain on the partial sale of IVAX Diagnostics, Inc. of $10.3 million in connection with IVAX Diagnostics, Inc.'s merger with b2bstores.com, Inc. While IVAX does not currently have plans to sell additional shares of its subsidiaries, such transactions could occur in the future.

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000

         Net income was $61.5 million, or $.30 per share (diluted), for the three months ended September 30, 2001, compared to $30.9 million, or $.15 per share, for the three months ended September 30, 2000. Income from continuing operations was $54.3 million, or $.26 per share (diluted), for the three months ended September 30, 2001, compared to $30.9 million, or $.15 per share, for the same period of the prior year.

         NET REVENUES AND GROSS PROFIT

         Net revenues for the three months ended September 30, 2001, totaled $322 million, an increase of $139.4 million, or 76.4%, from the $182.6 million reported in the same period of the prior year. This increase was comprised primarily of increases of $70.2 million, $59.8 million and $14.8 million in net revenues from North American, Latin American and European subsidiaries, respectively.

         North American subsidiaries net revenues totaled $141.7 million for the three months ended September 30, 2001, compared to $71.5 million for the same period of 2000. The $70.2 million, or 98%, increase in net revenues was primarily attributable to increased sales volume, in part due to new product releases, including paclitaxel, and higher sales volume and sales prices for certain products, partially offset by higher sales returns and allowances. North American subsidiaries recorded provisions for sales returns and allowances that reduced gross sales by $135.8 million and $48.1 million in 2001 and 2000, respectively. The increase of $87.7 million, or 182.2%, was primarily due to reduced prices on certain brand-equivalent pharmaceutical products and increase in sales volume. During the third quarter of 2001, IVAX offered extended payment terms to certain customers.

         European subsidiaries generated net revenue of $104.1 million for the three months ended September 30, 2001, compared to $89.3 million for the same period of the prior year. The $14.8 million, or 16.6%, increase in net revenues was primarily due to higher sales prices for certain products and increased product development fees, partially offset by the effect of unfavorable exchange rates. European subsidiaries recorded provisions for sales returns and allowances that reduced gross sales by $8.4 million and $7.2 million in 2001 and 2000, respectively.

         Latin American subsidiaries generated net revenues of $79.4 million for the three months ended September 30, 2001, compared to $19.6 million for the same period of the prior year. The increase was primarily due to the sales volume of Lab Chile, Fustery and Elmor. Latin American subsidiaries recorded provisions for sales returns and allowances that reduced gross sales by $11.6 million and $1.6 million in 2001 and 2000, respectively.

         Gross profit for the three months ended September 30, 2001, increased $83.7 million, or 95%, from the same period of the prior year. Gross profit was $171.9 million (53.4% of net revenues) for the three months ended September 30, 2001, compared to $88.2 million (48.3% of net revenues) for the three months ended September 30, 2000. The increase in gross profit percentage is primarily due to the launch of paclitaxel, higher sales volume of certain products in North America and higher margin sales from the operations of Lab Chile, Fustery and Elmor offset by increased sales returns and allowances.

         OPERATING EXPENSES

         Selling expenses totaled $41 million (12.7% of net revenues) for the three months ended September 30, 2001, compared to $23.8 million (13% of net revenues) for the three months ended September 30, 2000, an increase of $17.2 million, or 72%. The increase was due to higher expenses from the operations of Lab Chile, Fustery and Wakefield, and increased promotional expenses at the European subsidiaries.

         General and administrative expenses totaled $32 million (9.9% of net revenues) for the three months ended September 30, 2001, compared to $19.6 million (10.7% of net revenues) for the three months ended September 30, 2000, an increase of $12.4 million, or 63.3%. The increase is due to higher legal fees at Corporate and additional general and administrative expenses from the operations of Lab Chile and North American subsidiaries.

         Research and development expenses for the three months ended September 30, 2001, increased $9.3 million, or 55%, to a total of $26.3 million (8.2% of net revenues), compared to $17 million (9.3% of net revenues) for the three months ended September 30, 2000 due primarily to increased biostudies. IVAX' future level of research and development expenditures will depend on, among other things, the outcome of clinical testing of products under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity.

         OTHER INCOME (EXPENSE)

         Interest income increased $1.1 million and interest expense increased $10.3 million for the three months ended September 30, 2001, compared to the three months ended September 30, 2000, as a result of additional cash on hand and indebtedness from the issuance of $725 million of 4.5% Convertible Senior Subordinated Notes in May 2001. Other income, net decreased $2 million for the three months ended September 30, 2001, compared to the three months ended September 30, 2000, as a result primarily of a decrease of $4.2 million of milestone fees offset by $2.7 million of investment gains.

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

         During the first quarter of 2001, IVAX adopted EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, which addresses the classification and accounting treatment of equity derivative contracts (such as IVAX' put options) as equity instruments (either temporary or permanent) or assets and liabilities. As a result, put options were reclassified from temporary equity to permanent equity. As of September 30, 2001, IVAX had outstanding eight freestanding put options for 1.85 million shares of IVAX' common stock that was issued in connection with the share repurchase program. The put options bore strike prices ranging from $19.00 to $31.50 and expire from November 2001 through April 2002.

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

         EITF No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products, is effective for periods beginning after December 31, 2001. It states that consideration paid by a vendor to a reseller should be classified as a reduction of revenues in the income statement unless an identifiable benefit is or will be received from the reseller that is sufficiently separable from the purchase of the vendor's products and the vendor can reasonably estimate the fair value of the benefit. Management believes that the impact of adoption will not be significant.

         Effective July 1, 2001, IVAX adopted SFAS 141, Business Combinations, which addresses the financial accounting and reporting for business combinations. It supersedes APB Opinion No. 16, Business Combinations, and SFAS 38, Accounting for Pre-acquisition Contingencies of Purchased Enterprises. All business combinations under the scope of this statement must be accounted for using the purchase method of accounting. This statement applies to all business combinations initiated after June 30, 2001. The adoption of SFAS 141 did not have a material impact on IVAX' financial condition or results of operations.

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

         SFAS 143, Accounting for Asset Retirement Obligations, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal operation of a long-lived asset, except for certain obligations of lessees. It requires that the fair value of an asset retirement obligation be recognized as a liability in the period in which it is incurred if a reasonable estimate can be made and that the associated retirement costs be capitalized as part of the carrying amount of the long-lived asset. It is effective for fiscal years beginning after June 15, 2002. Management believes that the impact of adoption of this statement will not be significant.

         SFAS 144, Accounting for the Impairment or Disposal of Long-lived Assets, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and certain provisions of APB Opinion No. 30, Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. It also amends ARB No. 51, Consolidated Financial Statements. It establishes a single accounting model for the accounting for a segment of a business accounted for as a discontinued operation that was not addressed by SFAS 121 and resolves other implementation issues related to SFAS 121. It is effective for fiscal periods beginning after December 15, 2001. Management believes that the impact of adoption of this statement will not be significant.

                         LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2001, IVAX' working capital was $667.6 million, compared to $438.5 million at December 31, 2000. Cash and cash equivalents totaled $281.2 million at September 30, 2001, compared to $174.8 million at December 31, 2000. On July 5, 2001, IVAX acquired 99.6% of Lab Chile for $387.7 million in cash, net of cash acquired. See Note 7, Acquisitions, in the Notes to Consolidated Financial Statements for additional information.

         Net cash of $110.7 million was provided by operating activities during the first nine months of 2001, compared to $43.4 million during the same period of 2000. The increase in cash provided by operating activities was primarily the result of improved operating earnings, partially offset by increases in accounts receivable and inventories.

         Net cash of $542.6 million was used for investing activities during the first nine months of 2001, compared to $120.6 million during the same period of the prior year. During the first nine months of 2001, $467.5 million was used to acquire new businesses, consisting of $387.7 million for Lab Chile, $73.5 million for Fustery and $4.7 million for the assets of a U.S. research organization, partially offset by $1 million of net cash provided from the acquisition of Netpharma Scandinavia AB. During the first nine months of 2000, IVAX spent $10.0 million to acquire businesses, primarily Elmor and Wakefield as well as additional shares of its Czech Republic subsidiary, IVAX-CR a.s. During the first nine months of 2001, IVAX spent $11.1 million to acquire patents and other intangible assets, primarily the exclusive rights to develop and market Talampanel, compared to $1.5 million used to acquire patents and other intangible assets during the nine months ended September 30, 2000. IVAX spent $44.3 million on capital expenditures during the first nine months of 2001 compared to $28.6 million in the same period of the prior year. During 2001, IVAX purchased American Depositary Shares ("ADSs") of Lab Chile for a total of $15.2 million, which were subsequently sold at a profit of $3.6 million prior to commencement of the tender offer for Lab Chile in the same period. In addition, IVAX' wholly-owned subsidiary, IVAX Diagnostics, Inc., was merged with b2bstores.com which provided cash of $22.3 million. IVAX invested $55 million in marketable securities in the first nine months of 2001 compared to $82.8 million in the same period of 2000.

         Net cash of $543.3 million was provided by financing activities during the first nine months of 2001, compared to $219.2 million provided during the same period of the prior year, primarily reflecting the $725 million 4.5% Convertible Senior Subordinated Notes sold in May 2001, compared to the $250 million 5.5% Convertible Senior Subordinated Notes sold in May 2000. The proceeds from the $725 million Convertible Senior Subordinated Notes were partially offset by the $117.0 million repurchase of IVAX' common stock, net of premiums collected on put options issued, during the first nine months of 2001 and the repurchase of $65 million face value of the 4.5% Convertible Senior Subordinated Notes at a total cost of $52 million.

         On October 8, 2001, IVAX acquired the worldwide rights for the dermatological use of loteprednol etabonate, a new "soft" corticosteroid to treat dermatological conditions for $.5 million in cash. On October 16, 2001, IVAX completed the acquisition of the currently marketed intranasal steroid brand products, Nasarel and Nasalide, for the treatment of allergic rhinitis, from Elan Corporation, plc for $120 million in cash. During October 2001, IVAX repaid $15 million of long-term debt assumed in the acquisition of Lab Chile.

         IVAX plans to spend substantial amounts of capital in 2001 to continue the research and development of pharmaceutical products. Although research and development expenditures are expected to be between $90 million and $100 million during 2001, actual expenditures will depend on, among other things, the outcome of clinical testing or products under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity. In addition, IVAX plans to spend between $60 million and $70 million in 2001 to improve and expand its pharmaceutical and other related facilities.

                              CURRENCY FLUCTUATIONS

         For the nine months ended September 30, 2001 and 2000, approximately 51% and 58%, respectively, of IVAX' net revenues were attributable to operations which principally generated revenues in currencies other than the United States dollar. Fluctuations in the value of foreign currencies relative to the United States dollar affect the reported results of operations for IVAX. If the United States dollar weakens relative to the foreign currency, the earnings generated in the foreign currency will, in effect, increase when converted into United States dollars and vice versa. Although IVAX does not speculate in the foreign exchange market, it does, from time to time, manage exposures that arise in the normal course of business related to fluctuations in foreign currency exchange rates by entering into offsetting positions through the use of foreign exchange forward contracts. As a result of exchange rate differences, net revenues decreased by approximately $18 million for the nine months ended September 30, 2001, compared to the same period of the prior year.

                                  INCOME TAXES

         IVAX recognized a $39.9 million tax provision for the nine months ended September 30, 2001, of which $14.6 million related to foreign operations. The $25.3 million tax provision recognized by domestic operations was favorably impacted by $21.3 million from utilization of previously reserved net operating loss and tax credit carryforwards and the non-taxable gain on the partial sale of IVAX Diagnostics, Inc. offset by a $7.6 million tax provision associated with a U.S. taxable gain on the intercompany assignment of a contract, which was eliminated for financial reporting purposes. Payment of the current tax liability for the year ended December 31, 2001, for domestic and foreign operations will be reduced by $8.1 million and $2.5 million, respectively, representing the incremental impact of compensation expense deductions associated with non-qualified stock option exercises during the nine months ended September 30, 2001. These amounts were credited to "Capital in excess of par value."

         During the second quarter of 2001, $11.2 million of the valuation allowance previously recorded against the domestic net deferred tax asset was reversed due to management's expectation of increased domestic taxable income in future years partially offset by $7.4 million tax effect of prior years' stock option exercises, which was credited to "Capital in excess of par value." In addition, during the second and third quarters of 2001, domestic deferred tax assets of $12.6 million were recognized relating to originating temporary differences and to reversal, through the effective rate calculation, of the valuation allowance previously recorded against the domestic net deferred tax asset based on management's expectation of increased domestic taxable income in the current year. As of September 30, 2001, a domestic net deferred tax asset of $64.8 million and an aggregate foreign net deferred tax asset, in jurisdictions with positive net deferred tax assets, of $9.3 million are included in "Other current assets" and "Other assets" in the accompanying consolidated balance sheet. The domestic net deferred tax asset was approximately 9% reserved as of September 30, 2001. Realization of the net deferred tax assets is dependent upon generating sufficient future domestic and foreign taxable income. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized. IVAX expects its future domestic tax rate will be at 35%. Management's estimates of future taxable income are subject to revision due to, among other things, regulatory and competitive factors affecting the pharmaceutical industries in the markets in which IVAX operates. Such factors are further discussed in management's discussion and analysis of financial condition and results of operations included in IVAX' Annual Report on Form 10-K for the year ended December 31, 2000. SALES RETURNS AND ALLOWANCES

         IVAX' pharmaceutical revenues may be affected by the level of provisions for estimated returns, inventory credits and chargebacks, as well as other sales allowances established by IVAX. The custom in the pharmaceutical industry is generally to grant customers the right to return purchased goods. In the brand-equivalent pharmaceutical industry, this custom has resulted in a practice of suppliers issuing inventory credits (also known as shelf-stock adjustments) to customers based on the customers' existing inventory following decreases in the market price of the related brand-equivalent pharmaceutical product. Therefore, if new competitors enter the marketplace and significantly lower the prices of any of our products, we may have to provide additional credits that could reduce sales and gross margin. The determination to grant a credit to a customer following a price decrease is generally at the discretion of IVAX, and generally not pursuant to contractual agreements with customers. These credits allow customers with established inventories to compete with those buying product at the current market price, and allow IVAX to maintain shelf space, market share and customer loyalty.

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

         Lab Chile engaged in a partial hedge of its $63 million U.S. dollar denominated loans against a possible devaluation of the Argentine peso, by entering into forward contracts, in early 2001, to purchase $55 million U.S. dollars at contract prices ranging from 1.0408 to 1.0412 pesos with expiration dates in January 2002. If the contracts expire unexercised, a fee of $2.2 million would be paid. Due to the lack of liquidity in the currency forwards market in Argentina, the most reliable indicator of fair value is the amortized amount of the original contract fee. Accordingly, these contracts were recorded as an asset and a liability at the original contract fee amount and are being amortized over the life of the contracts.

         Interest Rate Risk - IVAX' only material debt obligations are its 4.5% and 5.5% Convertible Senior Subordinated Notes which bear fixed rates of interest. During the third quarter of 2001, IVAX acquired $66.1 million of loans in connection with its acquisition of Lab Chile, which bear interest rates ranging from Libor plus .9% to Libor plus 1.0%. IVAX believes that its exposure to market risk relating to interest rate risk is not material.

         Commodity Price Risk - IVAX does not believe it is subject to any material risk associated with commodity prices.

                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         We caution the reader that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statement which may have been deemed to have been made in this report or which are otherwise made by us or on our behalf. For this purpose any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intend", "could", "would", "estimate", "continue" or "pursue", or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Forward-looking statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among other things:

- difficulties in product development and uncertainties related to the timing or outcome of product development;
- the timing with which regulatory authorizations and product roll-out may be achieved, if at all;
- efficacy or safety concerns with respect to marketed products, whether or not scientifically justified, leading to recalls, withdrawals or declining sales;
- our ability to identify potential acquisitions and to successfully acquire and integrate such operations or products;
- that we may not realize the anticipated benefits of the acquisition of Laboratorio Chile;
-        that risks will arise from the operation of Laboratorio Chile;
- Recently, two competitors received FDA approval for the sale of their paclitaxel products and others may receive similar approvals. As our competitors receive regulatory approvals on paclitaxel products, they may lower the price of such products and could gain market share;
- that our proposed spending on facilities improvement and expansion may not be as projected;
- our ability to obtain approval from the FDA to market new pharmaceutical products;
- the acceptance of new products by the medical community as effective as alternative forms of treatment for indicated conditions;
- the outcome of any pending or future litigation (including patent, trademark and copyright litigation), particularly patent litigation concerning paclitaxel, and the cost, expenses and possible diversion of management's time and attention arising from such litigation;
- the impact of new regulations or court decisions regarding the protection of patents and the exclusivity period for the marketing of branded drugs;
-        the impact of the adoption of certain accounting standards;
- our success in acquiring or licensing proprietary technologies that are necessary for our product development activities;
- our ability to obtain and maintain a sufficient supply of products to meet market demand;
- our dependence on sole or limited source suppliers and the risk associated with a production interruption or shipment delays at such suppliers;
- the availability on commercially reasonable terms of raw materials, particularly raw materials for our paclitaxel product, and other third-party sourced products;
- our successful compliance with extensive, costly, complex and evolving governmental regulations and restrictions;
- our ability to successfully compete in both the branded and brand-equivalent pharmaceutical sectors; and

- other risks and uncertainties detailed herein and from time to time in our Securities and Exchange Commission filings.

         The information in this Form 10-Q is as of September 30, 2001 or, where clearly indicated, as of the date of this filing. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. We also may make additional disclosures in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we may file from time to time with the Securities and Exchange Commission. Please also note that we provide a cautionary discussion of risks and uncertainties under the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2000. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here could also adversely affect us. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         IVAX is party to certain lawsuits and legal proceedings, which are described in "Part I, Item 3. Legal Proceedings," of our Annual Report on Form 10-K for the year ended December 31, 2000. The following is a description of material developments during the period covered by this Quarterly Report and should be read in conjunction with the Annual Report referenced above.

         With respect to the case styled American BioScience, Inc. v. Donna E. Shalala, et al., previously reported in IVAX' Annual Report on Form 10-K for the year ended December 31, 2000, on March 30, 2001, the appellate court vacated the district court's decision and remanded the case based on the Food and Drug Administration's ("FDA") failure to file an administrative record in the court below. On April 6, 2001, the FDA filed its administrative record and American BioScience, Inc. ("ABI") renewed its motion for a temporary restraining order or preliminary injunction. On April 19, 2001, the district court again denied ABI's motion. ABI appealed this ruling, and on May 4, 2001, the appellate court ordered that the appeal be expedited. On November 6, 2001, the federal appeals court for the D.C. circuit reversed a prior order by the U.S. District Court in Washington, D.C., which subsequently allowed the FDA to grant final marketing approval for IVAX Research, Inc.'s (formerly Baker Norton Pharmaceuticals, Inc.) generic paclitaxel product. The appellate court directed the district court to vacate the FDA's order and remanded the matter to the agency. IVAX is reviewing the appellate opinion and has 45 days in which to ask for reconsideration by the appellate court. The appellate court's ruling will not become final prior to the expiration of the 45-day period. IVAX believes the appellate court's decision is incorrect and intends to seek reconsideration of the ruling. While management believes it has meritorious defenses and that ABI's underlying patent claim is "frivolous", the process of resolving matters through litigation is inherently uncertain. Although management believes it unlikely, a final decision unfavorable to IVAX in the case on appeal or in the case involving the non-infringement, validity, and enforceability of ABI's patents could prevent IVAX from continuing its sales of paclitaxel and could, with respect to ABI's claims of infringement of its patent, result in damages being imposed on IVAX, any of which could have a material adverse effect on IVAX' results of operations and financial position. Based on management's review with legal counsel of the cases and ABI's claims, and a review of the related regulatory and political issues, management considers an unfavorable outcome unlikely and does not believe that IVAX will be prevented from continuing to market paclitaxel. IVAX will continue to pursue its counterclaims against ABI based on antitrust and unfair competition

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

         IVAX issued 8 put options for 1,850 shares during the third quarter of 2001. The put options bore strike prices ranging from $19.00 to $31.50 and expire in November 2001 through April 2002. The put options were issued under
Section 4(2) of the Securities Act.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  None

         (b)      Reports on Form 8-K

                  On July 20 2001, IVAX filed a report dated July 5, 2001 under
         Item 2 - Acquisition or Disposition of Assets on Form 8-K reporting the acquisition of 99.6% of the outstanding shares and American Depositary Shares of Lab Chile.

                  On July 31, 2001, IVAX filed a report dated July 27, 2001 under Item 9 - Regulation FD Disclosure on Form 8-K reporting the filing of Listing Particulars with the United Kingdom Listing Authority for the purpose of having IVAX' shares listed on the London Stock Exchange.

                  On August 1, 2001, IVAX filed a report dated July 5, 2001 amending the 8-K filed on July 20, 2001 relating to the acquisition of Lab Chile to include information required by Item 7 of Form 8-K with respect to the acquisition.

                  On August 16, 2001, IVAX filed a report dated August 14, 2001 under Item 5 - Other Events and Regulation FD Disclosure on Form 8-K reporting that IVAX issued a press release announcing it was sending a letter to shareholders regarding certain current events.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             IVAX CORPORATION


         Date:  November 13, 2001            By: /s/ Thomas E. Beier
                                                --------------------------
                                             Thomas E. Beier
                                             Senior Vice President-Finance
                                             Chief Financial Officer