Form 10-K
period 2001-12-31
IVAX CORP /DE
filed 2002-03-27
CIK 772197

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                   ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001     COMMISSION FILE NUMBER 1-09623

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of February 28, 2002, there were 196,043,818 shares of Common Stock outstanding.

         The aggregate market value of the voting stock held by non-affiliates of the registrant on February 28, 2002, was approximately $2.7 billion.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Information required by Part III is incorporated by reference to portions of the Registrant's Proxy Statement for the 2002 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant's 2001 year end.

                                IVAX CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                TABLE OF CONTENTS

                                                                                                             PAGE
                                                                                                             ----
                                                        PART I


Item 1.         Business................................................................................        1
Item 2.         Properties..............................................................................       24
Item 3.         Legal Proceedings.......................................................................       25
Item 4.         Submission of Matters to a Vote of Security Holders.....................................       28


                                                        PART II

Item 5.         Market for Registrant's Common Equity and Related Shareholder Matters...................       29
Item 6.         Selected Financial Data.................................................................       29
Item 7.         Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.................................................................       31
Item 7A.        Quantitative and Qualitative Disclosures About Market Risk..............................       43
Item 8.         Financial Statements and Supplementary Data.............................................       44
Item 9.         Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure..................................................................       44


                                                        PART III

Item 10.        Directors and Executive Officers of the Registrant......................................       44
Item 11.        Executive Compensation..................................................................       45
Item 12.        Security Ownership of Certain Beneficial Owners and Management..........................       45
Item 13.        Certain Relationships and Related Transactions..........................................       45


                                                        PART IV

Item 14.        Exhibits, Financial Statement Schedule and Reports on Form 8-K..........................       45


                                     PART I

ITEM 1.  BUSINESS

                                    BUSINESS

OVERVIEW

         We are a multinational company engaged in the research, development, manufacture and marketing of pharmaceutical products. We were incorporated in Florida in 1993, as successor to a Delaware corporation formed in 1985.

         We manufacture and/or market several brand name pharmaceutical products and a wide variety of brand equivalent and over-the-counter pharmaceutical products, primarily in the United States and the United Kingdom. We also have subsidiaries located throughout the world, some of which are among the leading pharmaceutical companies in their markets. We maintain manufacturing operations in Argentina, Chile, China, the Czech Republic, Germany, Ireland, Italy, Mexico, the United Kingdom, Uruguay and Venezuela. We also have marketing and sales operations in Finland, France, Hong Kong, Kazakhstan, Latvia, Peru, Poland, Russia, the Slovak Republic, Sweden, Switzerland, Taiwan and Ukraine and market our products through distributors or joint ventures in other foreign markets.

GROWTH STRATEGIES

    We expect our future growth to come from:

    o   discovering and developing and/or acquiring new products;
    o leveraging proprietary technology and development strengths in the respiratory and oncology areas;
    o   pursuing complementary, accretive or strategic acquisitions; and
    o strategically expanding sales and distribution of our proprietary and branded products as well as our brand equivalent pharmaceutical products.

DISCOVERY AND DEVELOPMENT AND/OR ACQUISITION OF NEW PRODUCTS

         We expect that new products that we discover, develop and/or acquire will provide a cornerstone for our future growth. In October 1999, we dramatically increased the size and scope of our new product development capability through our acquisition of the Institute for Drug Research (now called IVAX Drug Research Institute), which had approximately 250 employees engaged in drug research and development. We currently have over 700 people involved in our drug research and development programs. In 2001, we spent $88.0 million for company-sponsored research and development activities compared to $65.3 million in 2000 and $53.4 million in 1999.

         Among the proprietary compounds in development that have either entered or are about to enter clinical trials in the near future are:

    o    the Paxoral(TM)oral form of paclitaxel;
    o    a compound for the treatment of multiple sclerosis;
    o    a compound for the treatment of inflammation disorders;

    o    a compound for the treatment of epilepsy;
    o    a compound for the treatment of brain cancer;
    o one or more of the soft steroids that we are developing for asthma, allergic rhinitis, dermatology and gastrointestinal indications both in humans and companion animals;
    o    a compound for the treatment of benign prostatic hypertrophy; and
    o a brain targeted estrogen for the treatment of post menopausal syndrome, Alzheimer's disease and sexual disorders.

         Other new compounds in earlier stages of development are being designed to treat cystic fibrosis and neurological disorders such as Parkinson's disease.

         We believe that our research programs at the Ivax Drug Research Institute and the development groups in the U.K. and the U.S. will allow us to develop proprietary and novel compounds and delivery systems.

LEVERAGE PROPRIETARY TECHNOLOGY AND DEVELOPMENT STRENGTHS

         We intend to continue to leverage our proprietary technology and development strengths to develop a portfolio of proprietary pharmaceutical products in the areas of respiratory diseases and oncology. Primary among these strengths are:

    o our patented inhalation technology and our expertise in developing and commercializing respiratory products; and
    o our experience in the development and commercialization of oncology drugs.

         Our technology and capabilities in these areas have also allowed us to pursue new business opportunities in the form of strategic collaborations with pharmaceutical partners desiring to license our technologies and utilize our expertise. In the respiratory area, we were the first company to obtain approvals of our own CFC-free formulations of these drugs.

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

PURSUE COMPLEMENTARY, ACCRETIVE OR STRATEGIC ACQUISITIONS

         Acquisitions have in the past helped to build our company, and we expect to use well-timed, carefully selected acquisitions to continue to drive our growth. We intend to pursue primarily acquisitions that will complement our existing businesses and provide new product and market opportunities, as well as leverage our existing assets. In assessing strategic opportunities, we will consider whether the acquisition:

    o    is accretive to earnings;
    o allows us to leverage our expertise in our areas of therapeutic focus by adding new products or product development capabilities;
    o    offers geographic expansion opportunities into key strategic markets;
         and
    o allows us to penetrate further our existing markets, thereby enabling us to take advantage of economies of scale.

         In addition to business acquisitions, we will continue to actively pursue strategic product acquisitions and other collaborative arrangements. Integral to these initiatives is our ability to leverage our existing infrastructure by adding sales from acquired products while minimizing incremental costs.

STRATEGICALLY EXPAND SALES AND DISTRIBUTION OF OUR PRODUCTS

         We intend to continue to expand strategically the sales and distribution of our products. We currently have research, manufacturing, distribution and/or marketing operations in more than 20 countries throughout the world, and our products are distributed in approximately 70 countries. We are developing sales capabilities in various European countries to market respiratory products. We have begun marketing proprietary products through our subsidiaries in the United States and in Eastern Europe.

         We recently completed acquisitions of pharmaceutical companies in Chile, Mexico and Venezuela, which complement our operations in Argentina, Peru and Uruguay and continue the expansion of our Latin American operations. Our future plans include the acquisition of additional manufacturing and distribution capabilities in Europe and Latin America.

         In Asia, we believe that we can complement the operations of our subsidiaries IVAX Asia Limited and IVAX Pharmaceutical (Beijing) Co. Ltd., and our Kunming Baker Norton joint venture company, by establishing additional joint ventures and selectively establishing distribution channels for our major products.

         At the same time, we are attempting to integrate operations and seeking to identify and exploit the cross-marketing and distribution opportunities that exist among our various subsidiaries. For example, our Czech Republic subsidiary is a large producer of bulk cyclosporin, a drug used to prevent rejection in organ transplant recipients. Cyclosporin is also one of the ingredients used in our Paxoral(TM) product.

PHARMACEUTICAL BUSINESS

CURRENT PROPRIETARY AND BRANDED PRODUCTS

         We market a number of proprietary and brand name products treating a variety of conditions through our subsidiaries throughout the world. These products are marketed by our direct sales forces to physicians, pharmacies, hospitals, managed health care organizations and government agencies. These products are sold primarily to wholesalers, retail pharmacies, distributors, hospitals and physicians.

ONCOLOGY

         We have a strong foundation in the oncology field based on our proprietary anti-cancer drug.

         PAXENE(R)/ONXOL(TM). The active substance in the injectable drug paclitaxel is an unpatented compound which, in clinical trials sponsored by the National Cancer Institute, exhibited promising results in the treatment of ovarian and breast cancer and AIDS-related Kaposi's Sarcoma. Bristol-Myers Squibb currently markets an injectable product containing paclitaxel under the brand name Taxol(R) for the treatment of ovarian and breast cancer and AIDS-related Kaposi's Sarcoma. Our current formulation of injectable paclitaxel is marketed under a license from NaPro BioTherapeutics and is marketed in Europe as Paxene(R) and in the United States as Onxol(TM). Sales of our paclitaxel products were approximately 17% of consolidated revenues for our year ended December 31, 2001.

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

         We filed our own ANDA for paclitaxel injection with the FDA in December 1997. In August 1998 we purchased Immunex Corporation's ANDA for paclitaxel injection, which was the first ANDA filed with the FDA for paclitaxel injection. This ANDA was approved on September 15, 2000 and we are marketing paclitaxel injection in the United States under the name Onxol(TM). We are marketing Onxol(TM) in the United States through our direct sales force to health care supply chain management companies, hospitals, oncologists and distributors of oncological drugs. We believe that these relationships can be used in the future to facilitate our commercialization of Paxoral(TM) and other oncology products.

         Our subsidiary IVAX-CR received an exemption from registration to market Paxene(R) for Kaposi's Sarcoma in the Czech Republic in January 1999 and the standard Marketing Authorization was granted in March 2000. The full range of indications was approved in the Czech Republic in March 2000. Paxene(R) was also approved for breast and ovarian cancers in Belarus in January 1999 and Kazakhstan in March 2001. In February 2000 our product was approved in Poland for breast and ovarian cancers and is being marketed in Poland under the name Paxenor. We have also applied for approval to market Paxene(R) in other countries, including Hungary, Latvia, Lithuania, Romania, Russia, the Slovak Republic and Ukraine.

RESPIRATORY

         We have substantial expertise in the development, manufacture and marketing of respiratory drugs, primarily for asthma, in metered-dose inhaler formulations. Our subsidiary IVAX UK Limited in the United Kingdom is the third largest respiratory company in that market. At the core of our respiratory franchise are advanced delivery systems, which include a patented metered-dose inhaler called Easi-Breathe(R) and a patented dry powder inhaler, as well as conventional metered-dose inhalers.

         EASI-BREATHE(R). We hold patents on Easi-Breathe(R), our breath-activated metered-dose inhaler, which is designed to overcome the difficulty many persons experience with conventional metered-dose inhalers in attempting to coordinate their inhalation with the emission of the medication. Easi-Breathe(R) emits the medication automatically in one step upon inhalation, minimizing coordination problems and better ensuring that the medication is delivered to the lungs. We market our Easi-Breathe(R) breath-activated inhaler through our subsidiary IVAX UK in Ireland and the United Kingdom and through our subsidiary IVAX-CR in the Czech and Slovak Republics.

         We have pioneered the development of aerosol products that do not contain CFCs, chemicals believed to be harmful to the environment which are being phased out on a global basis. In November 1997, we received the world's first approval for a CFC-free beclomethasone, and in April 2000, March 2001 and

May 2001, we received approval in the United Kingdom, Germany and Ireland, respectively, for a CFC-free albuterol. Both beclomethasone and albuterol are widely-prescribed anti-asthmatic drugs.

         In October 2001, we acquired the United States rights to the intranasal steroid brand products, Nasarel(R) and Nasalide(R), for the treatment of allergic rhinitis, from Elan Corporation. We also acquired from the Roche Group in March 2002 the same intranasal steroid products, which are marketed under a number of trademarks in Belgium, Canada, the Czech Republic, France, Ireland, the Netherlands, Norway and the United Kingdom.

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

ONCOLOGY

         PAXORAL(TM). Presently, paclitaxel, which is one of the leading anti-cancer drugs in the world, is marketed only in injectable form. We are developing an oral formulation of paclitaxel that we believe may provide significant advantages over the injectable dosage form in terms of patient convenience and reduced side effects. We believe that our patented new system will allow patients to obtain effective doses of paclitaxel through oral administration and that this patented system can be applied to other chemotherapeutic agents that are not currently orally available. In 2001, we completed Phase II clinical trials with patients with advanced lung cancer and the results showed substantial anti-cancer activity.

         TP-38. In pre-clinical trials of our EGF receptor-targeted brain cancer therapy, our lead compound, TP-38, was found to be highly specific and toxic to brain cancer cells. This compound is currently in a Phase I/II clinical trial under the supervision of Duke University and the University of California at San Francisco.

RESPIRATORY

         INHALATION PRODUCTS. We are continuing to develop the Easi-Breathe(R) inhaler for use with various compounds. In light of international agreements calling for the eventual phase-out of CFC, we are developing CFC-free inhalation aerosol products. We received regulatory approval to market CFC-free beclomethasone in Ireland and France in 1997 in our standard metered-dose inhaler and our Easi-Breathe(R) inhaler, the first such approvals for any company anywhere in the world. We received regulatory approval to market CFC-free beclomethasone in our standard metered-dose inhaler in Belgium, Italy, Finland and Portugal in 1999 and in Japan, Germany and Spain in 2000. We received approval in December 2001 through the mutual recognition procedure to market CFC-free beclomethasone in our Easi-Breathe(R) inhaler in Belgium, Luxembourg, Spain and Portugal. In 1998, we also applied for approval to market an albuterol CFC-free formulation in various European countries, and in April 2000, this product was approved for marketing in the United Kingdom. This approval was used as the basis for obtaining approvals in other European countries in October 2001, including Belgium, Denmark, Germany, Holland, Luxembourg, Norway and Spain under the mutual recognition procedure. We have also developed a multi-dose dry powder inhaler which uses no propellant and is believed to have superior dosing accuracy than competing models. In 1998, we completed clinical trials in the United Kingdom for budesonide in our multi-dose dry powder inhaler. We received regulatory approval in 2001 to market formoterol in our multi-dose dry powder inhaler in Denmark. In 1999, we submitted Marketing Authorization Applications in the United Kingdom for approval to market a multi-dose dry powder inhaler for use with albuterol and budesonide. In the United States, Phase III clinical trials to support U.S. marketing approval of CFC-free albuterol are in progress and Phase III clinical trials for CFC-free beclomethasone are scheduled for 2002.

         In developing CFC-free formulations for metered-dose inhalers, we and many of our competitors have obtained or licensed patents on formulations containing alternative propellants. There are many existing patents covering the use of hydrofluoroalkane with pharmaceuticals, and successful product development by us may require that we incur substantial expense in seeking to develop formulations that do not infringe competitors' patents, or that we license or invalidate such patents. We successfully invalidated certain relevant United Kingdom and European patents in the United Kingdom during 1997, 1998 and 1999.

CENTRAL NERVOUS SYSTEM

         TALAMPANEL. In February 2001, we acquired the rights to develop and market the AMPA receptor antagonist, talampanel, from Eli Lilly & Co. Talampanel was initially discovered at the IVAX Drug Research Institute in Budapest, Hungary. In Phase II studies conducted by Eli Lilly, talampanel was shown to reduce the incidence of seizures in patients with epilepsy, and we have commenced additional Phase II clinical trials in epilepsy patients, involving 25 centers in the United States and Europe. We are also conducting Phase II clinical trials using this compound with patients with Parkinson's Disease, and planning additional studies to treat multiple sclerosis and other neurological diseases.

SOFT DRUGS

         ASTHMA AND INFLAMMATORY DISEASES. In December 1999, we acquired Soft Drugs, Inc., a private company with a significant patent portfolio. This acquisition entered us into a new field of technology and provides us with several new chemical entities to add to our pipeline of proprietary new drugs. These chemical entities include a corticosteroid that is rapidly converted to an inactive form after absorption, that reduces the likelihood of side effects normally associated with these drugs. Initial applications will be to treat asthma (as an inhaled product) and inflammatory diseases of the large intestine (in a special oral form). One of our soft steroid compounds, BNP-166 has successfully completed Phase Ia and Ib clinical trials for safety for oral administration. We are preparing to begin Phase II clinical trials for inflammatory bowel diseases, such as regional ileitis (Crohn's disease) and ulcerative colitis. After successfully completing regulatory inhalation toxicology, we are starting Phase I clinical studies with BNP-166 towards the development of the compound to treat asthma and allergic rhinitis.

         DERMATOLOGY. In October 2001, we acquired the worldwide rights for the dermatological use of loteprednol etabonate, a new soft corticosteroid to treat dermatological conditions. We plan to start Phase II clinical trials to demonstrate further safety and efficacy.

BRAND EQUIVALENT PHARMACEUTICAL PRODUCTS

         Another important part of our pharmaceutical business is the broad line of brand equivalent pharmaceutical products, both prescription and over-the-counter, that are marketed by our various subsidiaries as brand equivalent substitutes or under a brand name. Brand equivalent drugs are therapeutically equivalent to their brand name counterparts, but are generally sold at lower prices and as alternatives to the brand name products. In order to remain successful in the brand equivalent pharmaceutical business, we are working to develop new formulations and to obtain marketing authorizations which will enable us to be the first or among the first to launch brand equivalent pharmaceutical products on the market.

         In the United States, our subsidiary, IVAX Pharmaceuticals, Inc. (which changed its name from Zenith Goldline Pharmaceuticals, Inc. in February 2001), manufactures and markets approximately 58 brand equivalent prescription drugs in capsule or tablet forms in an aggregate of approximately 126 dosage strengths. We also distribute in the United States approximately 212 additional brand equivalent prescription and over-the-counter drugs and vitamin supplements, in various dosage forms, dosage strengths and package sizes. Our domestic brand equivalent drug distribution network encompasses most trade classes of the pharmaceutical market, including wholesalers, retail drug chains, retail pharmacies, mail order companies, managed care organizations, hospital groups, nursing home providers and government agencies.

         In the United Kingdom, we are a leading provider of brand equivalent pharmaceutical products. We market approximately 112 brand equivalent prescription and over-the-counter drugs, about half of which we manufacture, in various dosage forms and dosage strengths, constituting an aggregate of approximately 278 products. Such products are marketed to wholesalers, retail pharmacies, hospitals, physicians and government agencies. In addition, we manufacture and market various "blow-fill-seal" pharmaceutical products, such as solutions for injection or irrigation, and unit-dose vials for nebulization to treat respiratory disorders.

         Brand equivalent products (but not including branded generic products) represented 57%, 52% and 61% of our revenues for the years ended December 31, 2001, 2000 and 1999, respectively.

NEW BRAND EQUIVALENT PRODUCTS UNDER DEVELOPMENT

         We are seeking to supplement our portfolio of brand equivalent products by emphasizing the development of specialty brand equivalent pharmaceutical products, defined as those products which, because of one or more special characteristics, are likely to encounter less competition. Specialty brand equivalent products include those:

    o    which are difficult to formulate or manufacture;
    o    which involve regulatory obstacles or potential patent challenges; or
    o    for which limited raw material suppliers exist.

         By emphasizing the development of specialty brand equivalent pharmaceutical products, we seek to introduce brand equivalent products that our competitors cannot easily develop, which is advantageous because the products are subject to less competition and less pricing pressure. In addition, in evaluating which brand equivalent pharmaceutical product development projects to undertake, we consider whether the new product, once developed, will complement our other products in the same therapeutic family, or will otherwise assist in making our product line more complete. Developing specialty brand equivalent pharmaceutical products generally involves more time and resources than developing common brand equivalent pharmaceutical products.

         During 2001 we received final FDA approval of 10 ANDAs for 8 molecules, tentative FDA approval of 1 ANDA for 1 molecule, approval of 5 abridged Marketing Authorization Applications or AMAA's (the European equivalent of an
ANDA) for two molecules in the United Kingdom, and approval of 31 AMAA's for 6 molecules in the other European Union (EU) countries.

         As of January 1, 2002, we had ANDAs or its foreign equivalent pending as follows:

        NUMBER PENDING                                        COUNTRY

        35 (31 molecules)                                   United States
        39 (16 molecules)                                  United Kingdom
        26 (7 molecules)                                 Other EU Countries
        4 (4 molecules)                                       Canada

ACQUISITIONS

         A significant component of the expansion of our pharmaceutical business has been the acquisition of strategic and complementary businesses. Some of our recent acquisitions are described below.

         LABORATORIO CHILE S.A. Through two tender offers, the first of which commenced on May 31, 2001, we acquired 99.9% of the outstanding shares of Laboratorio Chile S.A. Laboratorio Chile was, at the time of purchase, the largest Chilean pharmaceutical company in revenue terms and also through its Argentine and Peruvian subsidiaries among the major pharmaceutical companies in Argentina and Peru. Laboratorio Chile manufactures, markets and sells a broad line of more than 900 branded and brand equivalent products in Chile, Argentina and Peru. Its main products are to treat respiratory and infectious diseases, but it also has strong franchises with cardiovascular, neurological and gynecological products.

         INDIANA PROTEIN TECHNOLOGIES, INC. On April 2, 2001, we acquired the remaining 70% of Indiana Protein Technologies, Inc. that we did not already own. We acquired 30% of Indian Protein Technologies in 1999. Indiana Protein Technologies specializes in using recombinant technology to develop peptide-based pharmaceutical products. Indiana Protein Technologies had been working with us to develop a number of brand equivalent pharmaceutical products pursuant to a development agreement.

         LABORATORIOS FUSTERY, S.A. DE C.V. In February 2001, we acquired Laboratorios Fustery, S.A. de C.V., which is based in Mexico City, Mexico. We subsequently changed its name to IVAX Pharmaceuticals Mexico, S.A. de C.V. IVAX Pharmaceuticals Mexico manufactures, markets and distributes a broad range of prescription pharmaceutical products and is a leading manufacturer of antibiotics and injectable products in Mexico. IVAX Pharmaceuticals Mexico's therapeutic areas of primary emphasis are antibiotics, anti-inflammatories, analgesics, cardiovascular and gastrointestinal products. IVAX Pharmaceuticals Mexico employs over 200 medical representatives who promote IVAX Pharmaceuticals Mexico's products.

         While we have generally not experienced any material issues related to the integration of acquired businesses, the results of operations at our Mexican subsidiary have been negatively impacted by difficulties in combining the operations and management following the acquisition. We have recently hired new management at our Mexican subsidiary to address these issues.

         WAKEFIELD PHARMACEUTICALS, INC. In September 2000, we acquired Wakefield Pharmaceuticals, Inc., which was merged into IVAX Laboratories, Inc. on October 17, 2001.

         LABORATORIOS ELMOR, S.A. In June 2000, we acquired Laboratorios Elmor, S.A., which is based in Caracas, Venezuela. Elmor manufactures, markets and distributes a broad range of pharmaceutical products in Venezuela. Elmor is the largest Venezuelan pharmaceutical company in terms of units sold, and one of the fastest growing pharmaceutical companies in Venezuela.

         INSTITUTE FOR DRUG RESEARCH. In October 1999, we acquired the Institute for Drug Research, which is based in Budapest, Hungary. We subsequently changed its name to IVAX Drug Research Institute, Ltd. The IVAX Drug Research Institute employs approximately 250 scientists and support staff and engages in original drug discovery and provides contract research services to other pharmaceutical companies. It was originally founded in 1950 as a government-owned pharmaceutical research and development center for the Hungarian pharmaceutical industry. Through our acquisition of the IVAX Drug Research Institute, we obtained a research capability that includes drug discovery, screening, synthesis and pre-clinical development. Additionally, the IVAX Drug Research Institute has a depository of more than 1,500 microorganisms to produce chemicals of medicinal value through fermentation. As part of the acquisition of the Institute for Drug Research, we also acquired rights to several important compounds, including a patented drug for the treatment of benign prostatic hypertrophy which is currently undergoing Phase II clinical trials. The IVAX Drug Research Institute also has a number of other new drug candidates that are in preclinical development, including compounds to prevent metastasis, several peptide analogs with dual anti-thrombin activity and others to treat disseminated intravascular coagulation (DIC) and sepsis.

         GALENA, A.S. In 1994, we acquired a 60% interest in Galena, a.s., one of the oldest pharmaceutical companies based in the Czech Republic. We changed its name to IVAX-CR a.s. on April 30, 2001. Through open market purchases made in 1995, 1996, 1999 and 2000, and public tender offers made in 1999 and 2000, we increased our ownership interest in IVAX-CR to 98%. IVAX-CR develops, manufactures and markets a variety of human pharmaceutical and veterinary products, as well as syrup for a herbal based cola and an energy sport beverage, and active ingredients and herbal extracts used in the manufacture of pharmaceuticals, including cyclosporin and ergot alkaloids. All such products are manufactured in the Czech Republic. IVAX-CR sells its products primarily in Central and Eastern European countries, including Russia.

COLLABORATIVE AGREEMENTS

         We also seek to enter into collaborative alliances which allow us to exploit our drug discovery and development capabilities or provide us with valuable intellectual property and technologies. One of these collaborative alliances is described below.

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

OTHER BUSINESS

DIAGNOSTICS

         In March 2001, our diagnostics group merged with b2bstores.com forming IVAX Diagnostics, Inc., a publicly traded company which is listed on the American Stock Exchange under the symbol IVD. We own approximately 70% of the equity of IVAX Diagnostics, Inc.

         IVAX Diagnostics, Inc. develops, manufactures and markets diagnostic test kits or assays that are used to aid in the detection of disease markers primarily in the area of autoimmune and infectious diseases. These tests which are designed to aid in the identification of the causes of illness and disease, assist physicians in selecting appropriate patient treatment. Most of IVAX Diagnostics' tests are based on Enzyme Linked ImmunoSorbent Assay (ELISA) technology, a clinical technology used worldwide. In addition to an extensive line of diagnostic kits, IVAX Diagnostics also designs and manufactures laboratory instruments that perform the tests and provide fast and accurate results, while reducing labor costs. These products are marketed to clinical reference laboratories, hospital laboratories, research institutions and other commercial entities in the United States and in Italy through their direct sales force and through independent distributors in various other foreign markets.

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

         We hold approximately 683 United States and foreign patents and have filed several hundred United States and foreign patent applications. In addition, we have exclusively licensed several additional United States and foreign patents and patent applications. Our success depends, in part, on our ability to obtain United States and foreign patent protection for our products, to preserve our trade secrets and proprietary rights and to operate without infringing on the proprietary rights of third parties or having third parties circumvent our rights. Because of the length of time and expense associated with bringing new products through development and regulatory approval to the marketplace, the pharmaceutical industry has traditionally placed considerable importance on obtaining patent and trade secret protection for significant new technologies, products and processes.

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

         The owner of an approved drug is required to list with the FDA all patents which cover the approved drug and its approved uses. A company filing an

ANDA and seeking approval to market a product before expiration of all listed patents must certify that such patents are invalid or will not be infringed by the manufacture, use or sale of the applicant's product, and must notify the patent owner and the owner of the approved drug of its filing. If the approved drug owner sues the ANDA filer for patent infringement within 45 days after it receives such notice, then the FDA will not grant final approval of the ANDA until the earlier of 30 months from the date the approved drug owner receives such notice or the date when a court determines that the applicable patents are either invalid or would not be infringed by the applicant's product. As a result, brand equivalent drug manufacturers, including us, are often involved in lengthy, expensive patent litigation against brand name drug companies that have considerably greater resources and that are typically inclined to actively pursue patent litigation in an effort to protect their franchises.

         On an ongoing basis, the FDA reviews the safety and efficacy of marketed pharmaceutical products and products considered medical devices and monitors, labeling, advertising and other matters related to the promotion of such products. The FDA may cause a recall or withdraw product approvals if regulatory standards are not maintained or if safety or efficacy concerns arise with respect to such products. The FDA also regulates the facilities and procedures used to manufacture pharmaceutical and diagnostic products in the United States or for sale in the United States. Such facilities must be registered with the FDA and all products made in such facilities must be manufactured in accordance with "good manufacturing practices" established by the FDA. Compliance with good manufacturing practices guidelines requires the dedication of substantial resources and requires significant costs. The FDA periodically inspects our manufacturing facilities and procedures to assure compliance. The FDA approval to manufacture a drug is site-specific. In the event an approved manufacturing facility for a particular drug becomes inoperable, obtaining the required FDA approval to manufacture such drug at a different manufacturing site could result in production delays, which could adversely affect our business and results of operations.

         The evolving and complex nature of regulatory requirements, the broad authority and discretion of the FDA and the severely high level of regulatory oversight result in a continuing possibility that we may be adversely affected by regulatory actions despite our efforts to maintain compliance with regulatory requirements.

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

         The federal and state governments in the United States, as well as many foreign governments, including the United Kingdom, from time to time explore ways to reduce medical care costs through health care reform. These efforts have resulted in, among other things, government policies that encourage the use of brand equivalent drugs rather than brand name drugs to reduce drug reimbursement costs. Virtually every state in the United States has a brand equivalent substitution law which permits the dispensing pharmacist to substitute a brand equivalent drug for the prescribed brand name product. The debate to reform the United States' health care system is expected to be protracted and intense. Due to uncertainties regarding the ultimate features of reform initiatives and their enactment and implementation, we cannot predict what impact any reform proposal ultimately adopted may have on the pharmaceutical or diagnostic industries or on our business or operating results.

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

         The pharmaceutical market is undergoing, and is expected to continue to undergo, rapid and significant technological change, and we expect competition to intensify as technological advances are made. We intend to compete in this marketplace by developing or licensing pharmaceutical products that are either patented or proprietary and which are primarily for indications having relatively large patient populations or for which limited or inadequate treatments are available, and, with respect to brand equivalent pharmaceuticals, by developing therapeutic equivalents to previously patented products which we expect to have less intensive competition. Developments by others could make our pharmaceutical products or technologies obsolete or uncompetitive.

         In addition to product development, other competitive factors in the pharmaceutical industry include product quality, price, customer service, and reputation. Price is a key competitive factor in the brand equivalent pharmaceutical business. To compete effectively on the basis of price and remain profitable, a brand equivalent drug manufacturer must manufacture its products in a cost-effective manner.

         Revenues and gross profit derived from brand equivalent pharmaceutical products tend to follow a pattern based on regulatory and competitive factors unique to the brand equivalent pharmaceutical industry. As patents for brand-name products and related exclusivity periods mandated by regulatory authorities expire, the first brand equivalent manufacturer to apply for regulatory approval for generic equivalents of such products may be entitled to a 180-day period of marketing exclusivity under the Hatch-Waxman Act. During this exclusivity period, the FDA cannot approve any other generic equivalent. If we are not the first brand equivalent applicant, our brand equivalent product will be kept off the market for an additional 180 days after the first brand equivalent commercial launch of the product. The first brand equivalent product on the market is usually able to achieve relatively high revenues and gross profit. As other brand equivalent manufacturers receive regulatory approvals and enter the market, prices typically decline. Accordingly, the level of revenues and gross profit attributable to brand equivalent products developed and manufactured by us is dependent, in part, on:

    o    our ability to maintain a pipeline of products in development;
    o    our ability to develop and rapidly introduce new products;
    o    the timing of regulatory approval of such products;
    o    the number and timing of regulatory approvals of competing products;
         and
    o    our ability to manufacture such products efficiently.

         Because of the regulatory and competitive factors discussed above, our revenues and results of operations historically have fluctuated from period to period. We expect this fluctuation to continue as long as a significant part of our revenues are generated from sales of brand equivalent pharmaceuticals.

         In addition to competition from other brand equivalent drug manufacturers, we face competition from brand-name companies as they increasingly sell their products into the brand equivalent market directly by establishing, acquiring or forming licensing or business arrangements with brand equivalent pharmaceutical companies. No regulatory approvals are required for a brand-name manufacturer to sell directly or through a third party to the brand equivalent market, nor do such manufacturers face any other significant barriers to entry into such market.

         In addition, many large drug companies are increasingly pursuing strategies to prevent or delay the introduction of brand equivalent competition. These strategies include:

    o seeking to establish regulatory obstacles to demonstrate that there is no significant difference in the rate and extent to which the active ingredient in the brand equivalent product becomes available at the site of drug action as compared to the brand name counterpart;

    o instituting legal actions that automatically delay approval of brand equivalent products the approval of which requires certifications that the brand name drug's patents are invalid or would not be infringed by the brand equivalent;

    o obtaining approvals of patented drugs for a rare disease or condition and, as a result, obtaining seven years of exclusivity for that indication;

    o obtaining extensions of patent exclusivity by conducting additional trials of brand name drugs using children; and

    o persuading the FDA to withdraw the approvals of brand name drugs the patents for which are about to expire so that the brand name company can substitute a new patented product.

         Additionally, in the United States, some companies have lobbied Congress for amendments to the Hatch-Waxman legislation which could give them additional advantages over brand equivalent competitors such as us. For example, although the life of a drug company's drug patent is extended for a period equal to the time that it takes the FDA to approve the drug, some companies have proposed eliminating the five-year maximum on the period of those patent extensions and extending the patent life by a full year for each year spent in clinical trials, rather than the one-half year that is currently allowed. If proposals like these become effective, our entry into the U.S. market and our ability to generate revenues associated with these products will be delayed.

         The Food and Drug Modernization Act of 1997 includes a pediatric exclusivity provision that may provide an additional six months of market exclusivity in the United States for indications of new or currently marketed drugs, if certain agreed upon pediatric studies are completed by the applicant. Brand-name companies are utilizing this provision to increase their period of market exclusivity and are increasingly pursuing other strategies to prevent or delay the introduction of brand equivalent competition. These strategies include, among other things, initiating legislative efforts in various states to limit the substitution of brand equivalent versions of certain types of branded pharmaceuticals, seeking to establish regulatory obstacles to the demonstration of the bioequivalence of brand equivalent drugs to their brand-name counterparts, and instituting legal actions based on process or other patents that allegedly are infringed by the brand equivalent products.

         A significant amount of our United States brand equivalent pharmaceutical sales are made to a relatively small number of drug wholesalers and retail drug chains, which represent an essential part of the distribution chain of brand equivalent pharmaceutical products in the United States. Drug wholesalers and retail drug chains have undergone, and are continuing to undergo, significant consolidation, which has resulted in our customers gaining more purchasing leverage and consequently increasing the pricing pressures facing our United States brand equivalent pharmaceutical business. Further consolidation among our customers may result in even greater pricing pressures and correspondingly reduce the gross margins of this business.

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

BACKLOG ORDERS

         As of February 21, 2002, the dollar amount of backlog orders for IVAX Pharmaceuticals was $13.2 million compared to $20.6 million as of February 21, 2001, and for IVAX UK Limited was $0.9 million compared to $0.8 million. We expect to fill all of our backlog orders during our current fiscal year.

RAW MATERIALS

         Raw materials needed for our business are generally readily available from multiple sources. Certain raw materials and components used in the manufacture of our products are, however, available from limited sources, and in some cases, including paclitaxel, a single source. A problem with the availability of such raw materials could cause production or other delays, and, in the case of products for which only one raw material supplier exists, could result in a material loss of sales, with consequent adverse effects on our business. In addition, because raw material sources for pharmaceutical products must generally be approved by regulatory authorities, changes in raw material suppliers may result in production delays, higher raw material costs and loss of sales and customers. We obtain a significant portion of our raw materials from foreign suppliers, and our arrangements with such suppliers are subject to FDA, customs and other government clearances, duties and regulation by the countries of origin. See "Risk Factors - FUTURE INABILITY TO OBTAIN RAW MATERIALS OR PRODUCTS COULD SERIOUSLY AFFECT OUR OPERATIONS."

RETURNS

         Based on industry practice, brand equivalent manufacturers, including us, have liberal return policies and have been willing to give customers post-sale inventory allowances. Under these arrangements, the manufacturers give customers credits on the manufacturer's brand equivalent products which the customers hold in inventory after decreases in the market prices of the brand equivalent products. Like our competitors, we also give credits for charge-backs to wholesale customers that have contracts with us for their sales to hospitals, group purchasing organizations, pharmacies or other retail customers. These credits increased significantly during 2001 primarily due to reduced prices on certain brand equivalent pharmaceutical products and an increase in sales volume. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

EMPLOYEES

         As of February 28, 2002, we had approximately 8,175 employees worldwide.

RISK FACTORS

         You should carefully consider the following risks regarding our company. These and other risks could materially and adversely affect our business, operating results or financial condition. You should also refer to the other information contained or incorporated by reference in this report.

RISKS RELATING TO OUR COMPANY

OUR RESEARCH AND DEVELOPMENT EXPENDITURES WILL NEGATIVELY IMPACT OUR EARNINGS IN THE SHORT TERM.

         We spent approximately $88.0 million during 2001 and $65.3 million during 2000 on our research and development efforts. This amount represents a significant increase in the amounts we allocated to research and development in prior periods. We may in the future increase the amounts we expend for research and development. As a result, our research and development expenditures may have an adverse impact on our earnings in the short term. Further, we cannot be sure that our research and development expenditures will, in the long term, result in the discovery or development of products which prove to be commercially successful.

OUR ACQUISITIONS MAY REDUCE OUR EARNINGS, BE DIFFICULT FOR US TO COMBINE INTO OUR OPERATIONS OR REQUIRE US TO OBTAIN ADDITIONAL FINANCING.

         We search for and evaluate acquisitions which will provide new product and market opportunities, benefit from and maximize our existing assets and add critical mass. Acquisitions may expose us to additional risks and may have a material adverse effect on our results of operations. Any acquisitions we make may:

    o    fail to accomplish our strategic objectives;
    o    not be successfully combined with our operations;
    o    not perform as expected; and
    o    expose us to cross border risks.

         In addition, based on current acquisition prices in the pharmaceutical industry, our acquisitions could initially reduce our per share earnings and add significant amortization expense of intangible assets charges. Our acquisition strategy may require us to obtain additional debt or equity financing, resulting in additional leverage, or increased debt obligations as compared to equity, and dilution of ownership. We may not be able to finance acquisitions on terms satisfactory to us.

WE DEPEND ON OUR DEVELOPMENT, MANUFACTURE AND MARKETING OF NEW PRODUCTS FOR OUR FUTURE SUCCESS.

         Our future success is largely dependent upon our ability to develop, manufacture and market commercially successful new pharmaceutical products and brand-equivalent versions of pharmaceutical products that are no longer subject to patents. Generally, the commercial marketing of pharmaceutical products depends upon:

    o    continually developing and testing products;
    o    proving that new products are safe and effective in clinical trials;
    o proving that there is no significant difference in the rate and extent to which the active ingredient in the brand-equivalent product becomes available at the site of drug action as compared to the brand name version; and
    o    receiving requisite regulatory approval for all new products.

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

FUTURE INABILITY TO OBTAIN RAW MATERIALS OR PRODUCTS COULD SERIOUSLY AFFECT OUR OPERATIONS.

         Some materials used in our manufactured products, and some products sold by us, are currently available only from one or a limited number of domestic or foreign suppliers. Among others, this includes products that have historically accounted for a significant portion of our revenues, including paclitaxel. In the event an existing supplier becomes unavailable or loses its regulatory status as an approved source, we will attempt to locate a qualified alternative; however, we may be unable to obtain the required components or products on a timely basis or at commercially reasonable prices. In addition, from time to time, certain of our outside suppliers, including our sole source supplier for paclitaxel, have experienced regulatory or supply-related difficulties that have adversely impacted their ability to deliver products to us, causing supply delays or interruptions of supply. To the extent such difficulties cannot be resolved within a reasonable time, and at a reasonable cost, or we are required to qualify a new supplier, our revenues, profit margins and market share for the affected product could decrease, as well as delay our development and sales and marketing efforts.

         Our arrangements with foreign suppliers are subject to certain additional risks, including the availability of government clearances, export duties, political instability, currency fluctuations and restrictions on the transfer of funds. Arrangements with international raw material suppliers are subject to, among other things, FDA regulation, various import duties and required government clearances. Acts of governments outside the United States may affect the price or availability of raw materials needed for the development or manufacture of our products. In addition, recent changes in patent laws in jurisdictions outside the United States may make it increasingly difficult to obtain raw materials for research and development prior to the expirations of the applicable United States or foreign patents.

REDUCTIONS IN THE SALES VOLUME OR MARGINS OF OUR PACLITAXEL PRODUCT COULD IMPACT OUR REVENUES AND MARGINS.

         Sales of our paclitaxel product represented a significant component of our net revenues during 2001. In addition, an important component of our 2002 revenue and gross margin estimates depends on our sales of paclitaxel. Two competitors received FDA approval for the sale of their paclitaxel products and others may receive similar approvals. Competitive pressures during 2001 have resulted in lower prices and reduced revenues for our paclitaxel product. Our competitors and any future competitors may continue to lower the price of such products and could gain market share. We also rely on third parties to manufacture our paclitaxel products. In the future these parties may not produce for us a continuing and reliable supply of paclitaxel or the cost of such supply may significantly increase. The reduction of the market price of paclitaxel, our loss of market share or our inability to obtain a supply of raw materials and/or a cost-effective supply of paclitaxel may result in (i) delays in the production of paclitaxel or the shipment of paclitaxel to our customers which could result in reprocurement penalties, and (ii) a continued decrease of net sales and gross margin from our paclitaxel product.

WE DEPEND ON OUR PATENTS AND PROPRIETARY RIGHTS AND CANNOT BE CERTAIN OF THEIR CONFIDENTIALITY AND PROTECTION.

         Our success with our proprietary products depends, in large part, on our ability to protect our current and future technologies and products and to defend our intellectual property rights. If we fail to adequately protect our intellectual property, competitors may manufacture and market products similar to ours. We have numerous patents covering our technologies. We have filed, and expect to continue to file, patent applications seeking to protect newly developed technologies and products in various countries, including the United States. The United States Patent and Trademark Office does not publish patent applications or make information about pending applications available to the public until it issues the patent. Since publication of discoveries in the scientific or patent literature tends to follow actual discovery by several months, we cannot be certain that we were the first to file patent applications on our discoveries. We cannot be sure that we will receive patents for any of our patent applications or that any existing or future patents that we receive or license will provide competitive advantages for our products. We also cannot be sure that competitors will not challenge, invalidate or void the application of any existing or future patents that we receive or license. In addition, patent rights may not prevent our competitors from developing, using or selling products that are similar or functionally equivalent to our products.

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

THIRD PARTIES MAY CLAIM THAT WE INFRINGE THEIR PROPRIETARY RIGHTS AND MAY PREVENT US FROM MANUFACTURING AND SELLING SOME OF OUR PRODUCTS.

         The manufacture, use and sale of new products that are the subject of conflicting patent rights have been the subject of substantial litigation in the pharmaceutical industry. These lawsuits relate to the validity and infringement of patents or proprietary rights of third parties. We may have to defend against charges that we violated patents or proprietary rights of third parties. This is especially true for the sale of the brand-equivalent version of products on which the patent covering the branded product is expiring, an area where infringement litigation is prevalent. Our defense against charges that we infringed third party patents or proprietary rights could require us to incur substantial expense and to divert significant effort of our technical and management personnel. If we infringe on the rights of others, we could lose our right to develop or make some products or could be required to pay monetary damages or royalties to license proprietary rights from third parties.

         Although the parties to patent and intellectual property disputes in the pharmaceutical industry have often settled their disputes through licensing or similar arrangements, the costs associated with these arrangements may be substantial and could include ongoing royalties. Furthermore, we cannot be certain that the necessary licenses would be available to us on terms we believe to be acceptable. As a result, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling a number of our products.

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

POLITICAL AND ECONOMIC INSTABILITY AND FOREIGN CURRENCY FLUCTUATIONS MAY ADVERSELY AFFECT THE REVENUES GENERATED BY OUR FOREIGN OPERATIONS.

Our foreign operations may be affected by the following factors, among others:

     o political instability in some countries in which we currently do business or may do business in the future through acquisitions or otherwise;
     o uncertainty as to the enforceability of, and government control over, commercial rights;
     o   expropriation by foreign governmental entities;
     o limitations on the repatriation of investment income, capital and other assets;
     o   currency exchange fluctuations and currency restrictions; and
     o   other adverse regulatory or legislative developments.

         We sell products in many countries that are susceptible to significant foreign currency risk. We sell many of these products in United States dollars, which eliminates our direct currency risk but increases our credit risk if the local currency devalues significantly and it becomes more difficult for customers to purchase the United States dollars required to pay us. We sell a growing number of products, particularly in Latin America, for local currency, which results in a direct currency risk to us if the local currency devalues significantly. Additional foreign acquisitions may increase our foreign currency risk and the other risks identified above.

         In June 2000, we acquired Laboratorios Elmor S.A., a pharmaceutical company based in Venezuela. In the third quarter of 2001, we acquired 99.9% of Laboratorio Chile S.A., a Chilean pharmaceutical company with operations in Chile, Argentina and Peru. Although Argentina and Venezuela are not classified as having highly inflationary economies, each of these economies has recently experienced high inflation rates and devaluation of their respective currencies. Recent developments in Argentina's economic and political arenas suggest an increased risk of further currency devaluation and continued economic deterioration, which may adversely impact our Argentine operations and our consolidated earnings. Approximately 18.4% of our net revenues for 2001 were attributable to our Latin American operations.

INCREASED INDEBTEDNESS MAY IMPACT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         On February 28, 2002, we had approximately $930.9 million of consolidated indebtedness. We may incur additional indebtedness in the future. Our level of indebtedness will have several important effects on our future operations, including, without limitation:

    o we will be required to use a portion of our cash flow from operations for the payment of any principal or interest due on our outstanding indebtedness;
    o our outstanding indebtedness and leverage will increase the impact of negative changes in general economic and industry conditions, as well as competitive pressures; and
    o the level of our outstanding debt may affect our ability to obtain additional financing for working capital, capital expenditures or general corporate purposes.

         General economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control, may affect our future performance. As a result, these and other factors may affect our ability to make principal and interest payments on our indebtedness. We anticipate that approximately $131.5 million of cash flow from operations will be required next year to discharge our annual obligations on our currently outstanding indebtedness. Our business might not continue to generate cash flow at or above current levels. If we cannot generate sufficient cash flow from operations in the future to service our debt, we may, among other things:

    o    seek additional financing in the debt or equity markets;
    o    refinance or restructure all or a portion of our indebtedness;
    o    sell selected assets; or
    o    reduce or delay planned capital expenditures.

         These measures might not be sufficient to enable us to service our debt. In addition, any financing, refinancing or sale of assets might not be available on economically favorable terms.

COMPLIANCE WITH GOVERNMENTAL REGULATION IS CRITICAL TO OUR BUSINESS.

         Our pharmaceutical and diagnostic operations are subject to extensive regulation by governmental authorities in the United States and other countries with respect to the testing, approval, manufacture, labeling, marketing and sale of pharmaceutical and diagnostic products. Our inability or delay in receiving, or the loss of any regulatory approval could have a material adverse effect on our results of operations. The evolving and complex nature of regulatory requirements, the broad authority and discretion of the FDA and the severely high level of regulatory oversight result in a continuing possibility that we may be adversely affected by regulatory actions despite our efforts to maintain compliance with regulatory requirements. The FDA may cause a recall or withdraw product approvals if regulatory standards are not maintained. The FDA approval to manufacture a drug is site-specific. In the event an approved manufacturing facility for a particular drug becomes inoperable, obtaining the required FDA approval to manufacture such drug at a different manufacturing site could result in production delays, which could adversely affect our business and results of operations.

THE CONCENTRATION OF OWNERSHIP AMONG OUR EXECUTIVE OFFICERS AND DIRECTORS MAY PERMIT THOSE PERSONS TO INFLUENCE CORPORATE MATTERS AND POLICIES.

         As of March 14, 2002, our executive officers, directors and one additional shareholder had or shared voting control over approximately 28% of our issued and outstanding common stock. As a result, these persons may have the ability to significantly influence the election of the members of our board of directors and other corporate decisions.

WE HAVE ENACTED A SHAREHOLDER RIGHTS PLAN AND CHARTER PROVISIONS THAT MAY HAVE ANTI-TAKEOVER EFFECTS.

         We have in place a shareholder rights plan under which we issued common stock purchase rights. As a result of the plan, each share of our common stock carries with it one common stock purchase right. Each common stock purchase right entitles the registered holder to purchase from us .9375 of a share of our common stock at a price of $12.00 per .9375 of a share, subject to adjustment. The common stock purchase rights are intended to cause substantial dilution to a person or group who attempts to acquire us on terms that our board of directors has not approved. The existence of the common stock purchase rights could make it more difficult for a third party to acquire a majority of our common stock. Other provisions of our articles of incorporation and bylaws may also have the effect of discouraging, delaying or preventing a merger, tender offer or proxy contest, which could have an adverse effect on the market price of our common stock.

RISKS RELATING TO OUR INDUSTRY

LEGISLATIVE PROPOSALS, REIMBURSEMENT POLICIES OF THIRD PARTIES, COST CONTAINMENT MEASURES AND HEALTH CARE REFORM COULD AFFECT THE MARKETING, PRICING AND DEMAND FOR OUR PRODUCTS.

         Various legislative proposals, including proposals relating to prescription drug benefits, could materially impact the pricing and sale of our products. Further, reimbursement policies of third parties may affect the marketing of our products. Our ability to market our products will depend in part on reimbursement levels for the cost of the products and related treatment established by health care providers, including government authorities, private health insurers and other organizations, such as health maintenance organizations, or HMOs, and managed care organizations, or MCOs. Insurance companies, HMOs, MCOs, Medicaid and Medicare administrators and others are increasingly challenging the pricing of pharmaceutical products and reviewing their reimbursement practices. In addition, the following factors could significantly influence the purchase of pharmaceutical products, which would result in lower prices and a reduced demand for our products:

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         This annual report on Form 10-K and the documents that are incorporated by reference into this Form 10-K contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this Form 10-K and the documents incorporated into this Form 10-K by reference contain forward-looking statements, including among others, the following:

     o our intention to generate growth through the introductions of new proprietary drugs, the expanded sale and distribution of our current products, the acquisition of new businesses and products and strategic collaborations;
     o the ability of our research programs to develop improved forms of drugs, novel compounds and new delivery systems, including the development of improved formulations of paclitaxel and complementary products;
     o our ability to establish additional joint ventures and distribution channels in Asia;
     o our ability to integrate operations and exploit opportunities among our subsidiaries;
     o our capacity to become a worldwide leader in the asthma market;
     o our ability to capitalize on current relationships in the oncology market to market new brand equivalent biotech drugs and our commercialization of Paxoral(TM)and other oncology products;
     o our capability to identify, acquire and successfully integrate new acquisitions of companies and products;
     o the ability of our new patented oral administration system to provide patients effective doses of paclitaxel with more convenience and reduced side effects and the applicability of this system to other chemotherapeutic agents;
     o   our ability to develop Easi-Breathe(R)for use with various compounds;
     o   our ability to further develop CFC-free inhalation aerosol product;
     o our ability to develop a corticosteroid with minimal side effects to treat asthma and inflammatory diseases of the large intestine;
     o our ability to develop new formulations and obtain marketing authorizations which will enable us to be the first, or among the first, to launch brand equivalent products;
     o our ability to establish and maintain the bioequivalency and efficacy of our brand equivalent products;
     o our ability to develop and market products to treat cystic fibrosis, brain cancer, benign prostatic hypertrophy, post menopausal syndrome, Alzheimer's disease and sexual disorders;
     o our ability to further develop and market talampanel or other compounds for the treatment of epilepsy, Parkinson's Disease, multiple sclerosis or other neurological diseases;
     o our ability to develop and market BNP-166 for inflammatory bowel diseases, asthma and allergic rhinitis;
     o our ability to develop and market loteprednol etabonate for the treatment of dermatological conditions;
     o our ability to develop or license proprietary products for indications having large patient populations, or for which limited or inadequate treatments exist;

     o our capacity to accelerate product development and commercialization by in-licensing products and by developing new dosage forms or new therapeutic indications for existing products;
     o anticipated trends in the pharmaceutical industry and the effect of technological advances on competition;
     o   our estimates regarding the capacity of our facilities; and
     o our intention to fund 2002 capital expenditures and research and development from existing cash and internally generated funds.

         These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

    o    difficulties in product development;
    o    difficulties in complying with governmental regulations;
    o    difficulties in obtaining raw materials;
    o    difficulties in manufacturing products;
    o efficacy or safety concerns with respect to marketed products, whether or not scientifically justified, leading to recalls, withdrawals or declining sales;
    o our ability to identify potential acquisitions and to successfully acquire and integrate such operations or products;
    o the ability of the company to obtain approval from the FDA to market new pharmaceutical products;
    o the acceptance of new products by the medical community as effective as alternative forms of treatment for indicated conditions;
    o    the outcome of any pending or future litigation; and
    o the impact of new regulations or court decisions regarding the protection of patents and the exclusivity period for the marketing of branded drugs.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

         Specific financial information with respect to our foreign and domestic operations is provided in Note 12, Business Segment Information, in the Notes to Consolidated Financial Statements.

ITEM 2.  PROPERTIES

         Our corporate headquarters are located in Miami, Florida. We maintain offices, warehouses, research and development facilities and/or distribution centers in Argentina, Chile, China, the Czech Republic, Finland, Germany, Hong Kong, Hungary, India, Ireland, Italy, Kazakhstan, Mexico, Latvia, Peru, Poland, Russia, the Slovak Republic, Sweden, Switzerland, Taiwan, Ukraine, Uruguay, Venezuela and various parts of the United States and the United Kingdom, most of which are held pursuant to leases. None of these leases are material to us.

         We operate pharmaceutical manufacturing facilities in Buenos Aires, Argentina; Opava, Czech Republic; Runcorn, England; Miami, Florida; Falkenhagen, Germany; Budapest, Hungary; Waterford, Ireland; Mexico City and Monterey, Mexico; Northvale, New Jersey; Cidra, Puerto Rico; St. Croix, US Virgin Islands; Montevideo, Uruguay; and Guacara, Venezuela. We own our Miami, Budapest, Buenos

Aires, Cidra, Guacara, Mexico City, Monterey, Montevideo, Opava and Falkenhagen manufacturing facilities, and lease our remaining manufacturing facilities. In connection with the sale of the specialty chemicals business, we retained ownership of our manufacturing facilities in Rock Hill, South Carolina and Marion, Ohio which we are seeking to sell.

         We believe our facilities are in satisfactory condition and are suitable for their intended use. We plan to spend between $80 million and $90 million in 2002 to improve and expand our pharmaceutical and other related facilities. A portion of our pharmaceutical manufacturing capacity and our research and development activities, as well as our corporate headquarters and other critical business functions are located in areas subject to hurricane casualty risk. Although we have certain limited protection afforded by insurance, our business and our earnings could be materially adversely affected in the event of a major windstorm.

ITEM 3.  LEGAL PROCEEDINGS

         In late April 1995, IVAX Pharmaceuticals NV (which was formerly named Zenith Laboratories, Inc.), one of our wholly-owned subsidiaries ("Zenith"), received approvals from the FDA to manufacture and market the antibiotic cefaclor in capsule and oral suspension formulations. Cefaclor is the brand equivalent of Ceclor(R), a product of Eli Lilly and Company ("Lilly"). On April 27, 1995, Lilly filed a lawsuit against Zenith and others styled ELI LILLY AND COMPANY V. AMERICAN CYANAMID COMPANY, BIOCRAFT LABORATORIES, INC., ZENITH LABORATORIES, INC. AND BIOCHIMICA OPOS S.P.A. in the United States District Court for the Southern District of Indiana, Indianapolis Division. In general, the lawsuit alleged that Biochimica Opos S.p.A. ("Opos"), Zenith's cefaclor raw material supplier, manufactured cefaclor raw material in a manner which infringed two process patents owned by Lilly, and that Zenith and the other defendants knowingly and willfully infringed and induced Opos to infringe the patents by importing the raw material into the United States. The lawsuit sought to enjoin Zenith and the other defendants from infringing or inducing the infringement of the patents and from making, using or selling any product incorporating the raw material provided by Opos, and sought an unspecified amount of monetary damages and the destruction of all cefaclor raw material manufactured by Opos and imported into the United States. In August 1995, the Court denied Lilly's motion for preliminary injunction which sought to prevent Zenith from selling cefaclor until the merits of Lilly's allegations could be determined at trial. On May 10, 1996, the United States Court of Appeals for the Federal Circuit affirmed the district court's denial of Lilly's motion for preliminary injunction. On February 28, 1997, Lilly filed an amended complaint alleging the infringement of an additional patent. Lilly subsequently filed a second amended complaint but did not revise its allegations regarding Zenith. Zenith asserted a counterclaim, alleging antitrust violations. On December 21, 2001, this matter was settled and each party dismissed their claims accordingly.

        On December 21, 1998, an action purporting to be a class action, styled LOUISIANA WHOLESALE DRUG CO. VS. ABBOTT LABORATORIES, GENEVA PHARMACEUTICALS, INC. AND ZENITH GOLDLINE PHARMACEUTICALS, INC., was filed against IVAX Pharmaceuticals and others in the United States District Court for the Southern District of Florida, alleging a violation of Section 1 of the Sherman Antitrust Act. Plaintiffs purport to represent a class consisting of customers who purchased a certain proprietary drug directly from Abbott Laboratories during the period beginning on October 29, 1998. Plaintiffs allege that, by settling patent-related litigation against Abbott in exchange for quarterly payments, the defendants engaged in an unlawful restraint of trade. The complaint seeks unspecified treble damages and injunctive relief. Eighteen additional class action lawsuits containing allegations similar to those in the LOUISIANA WHOLESALE case were filed in various jurisdictions between July 1999 and February 2001, the majority of which have been consolidated with the LOUISIANA WHOLESALE case. On December 13, 2000 plaintiffs' motion for summary judgement on the issue of whether the settlement agreement constituted a PER SE violation of
Section 1 of the Sherman Antitrust Act in the LOUISIANA WHOLESALE case was granted. IVAX Pharmaceuticals has sought leave to appeal to the United States

Court of Appeals for the Eleventh Circuit. On March 13, 2000 the Federal Trade Commission ("FTC") announced that it had issued complaints against, and negotiated consent decrees with, Abbott Laboratories and Geneva Pharmaceuticals arising out of an investigation of the same subject matter that is involved in these lawsuits. The FTC took no action against IVAX Pharmaceuticals. Settlement has been reached with those plaintiffs representing approximately one third of the direct purchaser class.

         IVAX Pharmaceuticals has been named in a number of individual and class action lawsuits in both state and federal courts involving the diet drug combination of fenfluramine and phentermine, commonly known as "fen-phen." Generally, these lawsuits seek damages for personal injury, wrongful death and loss of consortium, as well as punitive damages, under a variety of liability theories including strict products liability, breach of warranty and negligence. IVAX Pharmaceuticals did not manufacture either fenfluramine or phentermine, but did distribute the brand equivalent version of phentermine manufactured by Eon Labs Manufacturing, Inc. ("Eon") and Camall Company. Although IVAX Pharmaceuticals had a very small market share, to date, IVAX Pharmaceuticals has been named in approximately 5,027 cases and has been dismissed from approximately 4,757 of these cases, with additional dismissals pending. IVAX Pharmaceuticals intends to vigorously defend all of the lawsuits, and while management believes that its defense will succeed, as with any litigation, there can be no assurance of this. Currently Eon is paying for approximately 50% of IVAX Pharmaceuticals' costs in defending these suits and is fully indemnifying IVAX Pharmaceuticals against any damages IVAX Pharmaceuticals may suffer as a result of cases involving product manufactured by Eon. In the event Eon discontinues providing this defense and indemnity, IVAX Pharmaceuticals has its own product liability insurance. While IVAX Pharmaceuticals' insurance carriers have issued reservations of rights, IVAX Pharmaceuticals believes that it has adequate coverage. Although it is impossible to predict with certainty the outcome of litigation, in the opinion of management, this litigation will not have a material adverse impact on our financial condition or results of operation.

         On March 7, 2000, individuals purporting to be our shareholders filed a class action complaint styled GOLDFISHER V. IVAX CORPORATION, ET AL. against us and certain of our current and former officers and directors in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida. The plaintiff seeks to act as the representative of a class consisting of all purchasers of our common stock between December 19, 1997 and the date of class certification. The complaint generally alleges that our adoption of a shareholder rights plan containing a provision that would limit the ability of certain members who might be added to the Board of Directors following a change of control to approve a decision to redeem the rights, which is commonly known as a "dead hand" provision, is a violation of the Florida Business Corporation Act and our articles of incorporation and by-laws. Plaintiffs seek an injunction invalidating this provision, as well as damages in an unspecified amount which, in the opinion of management, would not be material. On February 8, 2001, a motion for summary judgment was granted in our favor, and on January 4, 2002, Plaintiff's motion for Attorneys' Fees was denied.

PACLITAXEL RELATED LITIGATION

         On March 26, 1998, Bristol Myers Squibb Company ("BMS") filed a complaint in the United States District Court for the District of New Jersey styled BRISTOL MYERS SQUIBB COMPANY V. ZENITH GOLDLINE PHARMACEUTICALS, INC., ET AL. alleging patent infringement of two of its patents relating to Taxol(R). IVAX Pharmaceuticals filed variouS counterclaims based on antitrust and unfair competition. On March 3, 2000, the court granted IVAX Pharmaceuticals' motion for summary judgment of invalidity. On April 17, 2000, BMS filed an appeal. On April 20, 2001, the appellate court affirmed the district court's grant of summary judgment of invalidity with respect to all but two of the asserted claims of Bristol's `803 and `537 patents. The appellate court remanded the case to the district court for further proceedings on these two claims. On January 16, 2002, this matter was settled in its entirety with both parties dismissing their remaining claims with prejudice.

         On August 11, 2000, American BioScience, Inc. ("ABI") filed a complaint in the United States District Court for the Central District of California styled AMERICAN BIOSCIENCE, INC. V. BRISTOL MYERS SQUIBB COMPANY for a temporary restraining order and preliminary injunction compelling BMS to list in the FDA's Orange Book ABI's `331 patent, which purportedly covers BMS's Taxol(R) product. The listing of the patent in the FDA's Orange Book would have the effect of blocking brand equivalent competition. A hearing was held on September 6, 2000 and the Court denied ABI's request for preliminary injunction, declined to approve the settlement between ABI and BMS and dismissed ABI's complaint and ordered that BMS de-list the `331 patent. ABI appealed and sought a stay of the Order from the Ninth Circuit Court of Appeals, which was denied on September 13, 2000. The appeal remains pending.

         On September 7, 2000, ABI filed a lawsuit for patent infringement styled AMERICAN BIOSCIENCE, INC. V. BAKER NORTON PHARMACEUTICALS, INC., ZENITH GOLDLINE PHARMACEUTICALS, INC., AND IVAX CORPORATION in the United States District Court for Central District of California alleging infringement of its `331 patent, which purports to cover paclitaxel, and seeking damages in an unspecified amount. On January 10, 2002, Zenith's motion for summary judgment was granted and the court held the patent was invalid. ABI filed a motion for reconsideration which was denied on March 2, 2002.

         On September 20, 2000, ABI filed a complaint in the United States District Court for the District of Columbia styled AMERICAN BIOSCIENCE, INC. V. DONNA E. SHALALA, ET AL., which sought by temporary restraining order and preliminary injunction a rescission of Baker Norton Pharmaceuticals' final marketing approval by the FDA for its brand equivalent paclitaxel product. Both BMS and Baker Norton Pharmaceuticals intervened in the action. On October 3, 2000, the Court denied ABI's request for relief. ABI filed an appeal and on March 30, 2001, the appellate court vacated the district court's decision and remanded the case based on the lack of administrative record from the FDA. FDA filed an administrative record and ABI then renewed its motion for a temporary restraining order and preliminary injunction. On April 19, 2001, the district court again denied ABI's motion and ABI appealed. On November 6, 2001, the appellate court ordered the district court to vacate FDA's approval of the Company's ANDA and remanded the matter to the agency. On January 25, 2002, the FDA vacated the company's approval for paclitaxel and reinstated it the same day based on the delisting by BMS of the `331 patent in the FDA's Orange Book.

         We intend to vigorously defend each of the foregoing lawsuits, but their respective outcomes cannot be predicted. Any of such lawsuits, if determined adversely to us, could have a material adverse effect on our financial position and results of operations. Our ultimate liability with respect to any of the foregoing proceedings is not presently determinable.

         We are involved in various other legal proceedings arising in the ordinary course of business, some of which involve substantial amounts. In order to obtain brand equivalent approvals prior to the expiration of patents on branded products, and to benefit from the exclusivity allowed to ANDA applicants that successfully challenge these patents, we frequently become involved in patent infringement litigation brought by branded pharmaceutical companies (see "Governmental Regulation"). Although these lawsuits involve products that are not yet marketed and therefore pose little or no risk of liability for damages, the legal fees and costs incurred in defending such litigation can be substantial. While it is not feasible to predict or determine the outcome or the total cost of these proceedings, in the opinion of management, based on a review with legal counsel, any losses resulting from such legal proceedings will not have a material adverse impact on our financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the quarter ended December 31, 2001.

EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below are of the names, ages, officer's positions held and business experience during the past five years of our executive officers as of March 26, 2002. Officers serve at the discretion of the Board of Directors. There is no family relationship between any of the executive officers, and there is no arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was selected.

THOMAS BEIER

         Thomas Beier, age 56, has served as our Senior Vice President - Finance and Chief Financial Officer since October 1997. From December 1996 to October 1997, he served as our Vice President - Finance. Prior to joining us, he served as Executive Vice President and Chief Financial Officer of Intercontinental Bank from 1989 until August 1996.

RAFICK HENEIN, PH.D.

         Rafick Henein, age 61, has served as one of our Senior Vice Presidents and as the President and Chief Executive Officer of IVAX Pharmaceuticals, Inc., our principal United States-based brand equivalent pharmaceutical subsidiary, since July 1997. He held various positions in the Novopharm Limited organization (pharmaceuticals) since 1988, rising to the position of President and Chief Executive Officer of Novopharm International in 1996.

NEIL FLANZRAICH            Director since 1997

         Neil Flanzraich, age 58, has served as our Vice Chairman and President since May 1998. He was a shareholder and served as Chairman of the Life Sciences Legal Practices Group of Heller Ehrman White & McAuliffe from 1995 to 1998. From 1981 to 1994, he served in various capacities at Syntex Corporation (pharmaceuticals), most recently as its Senior Vice President, General Counsel and a member of the Corporate Executive Committee. From 1994 to 1995, after Syntex Corporation was acquired by Roche Holding Ltd., he served as Senior Vice President and General Counsel of Syntex (U.S.A.) Inc., a Roche subsidiary. He was Chairman of the Board of Directors of North American Vaccine, Inc. (vaccine research and development) from 1991 to 2000. He is a director of Whitman Education Group, Inc. (proprietary education), IVAX Diagnostics, Inc. (laboratory instruments) and Continucare Corporation (integrated health care).

PHILLIP FROST, M.D.                 Director since 1987

         Phillip Frost, age 65, has served as our Chairman of the Board of Directors and Chief Executive Officer since 1987. He served as our President from July 1991 until January 1995. He was the Chairman of the Department of Dermatology at Mt. Sinai Medical Center of Greater Miami, Miami Beach, Florida from 1972 to 1990. Dr. Frost was Chairman of the Board of Directors of Key Pharmaceuticals, Inc. from 1972 to 1986, Vice Chairman of the Board of Directors of North American Vaccine, Inc. (vaccine research and development) from 1989 to 2000, and Vice Chairman of the Board of Directors of Continucare Corporation (integrated health care) from 1996 to 2002. He is Chairman of the Board of Directors of Whitman Education Group, Inc. (proprietary education) and of IVAX Diagnostics, Inc. (laboratory instruments). He is a director of Ladenburg

Thalman (investment banking and brokerage company), of Northrop Grumman Corp. (aerospace) and of the Center for Blood Research, Inc. (research company). He is Chairman of the Board of Trustees of the University of Miami and a member of the Board of Governors of the American Stock Exchange.

JANE HSIAO, PH.D.          Director since 1995

         Jane Hsiao, age 54 has served as our Vice Chairman-Technical Affairs since February 1995, as our Chief Technical Officer since July 1996, and as Chairman, Chief Executive Officer and President of DVM Pharmaceuticals, Inc., our veterinary products subsidiary, since March 1998. From 1992 until February 1995, she served as our Chief Regulatory Officer and Assistant to the Chairman, and as Vice President-Quality Assurance and Compliance of IVAX Research, Inc., our principal proprietary pharmaceutical subsidiary. From 1987 to 1992, Dr. Hsiao was Vice President-Quality Assurance, Quality Control and Regulatory Affairs of IVAX Research, Inc. She is a director of IVAX Diagnostics, Inc. (laboratory instruments).

ISAAC KAYE                 Director since 1990

         Isaac Kaye, age 72, has served as our Deputy Chief Executive Officer since 1990 and as Chairman and Chief Executive Officer of IVAX UK, our principal United Kingdom pharmaceutical subsidiary, since 1990.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         Our common stock is listed on the American Stock Exchange and is traded under the symbol IVX. As of the close of business on February 28, 2002, there were approximately 3,470 holders of record of our common stock. The following table sets forth the high and low sales price of a share of our common stock for each quarter in 2000 and 2001 as reported by the American Stock Exchange and restated to give effect to the 3 for 2 stock split paid on February 22, 2000 and the 5 for 4 stock split paid on May 18, 2001:

        2001                             HIGH                   LOW
        ----                             ----                   ---
        First Quarter                  $31.08                $21.19
        Second Quarter                  39.60                 21.46
        Third Quarter                   41.87                 17.00
        Fourth Quarter                  23.85                 17.00

        2000
        ----
        First Quarter                  $22.90                $13.60
        Second Quarter                  35.40                 19.90
        Third Quarter                   42.30                 19.40
        Fourth Quarter                  38.58                 26.72

         We did not pay cash dividends on our common stock during 2000 or 2001 and we do not intend to pay any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth selected historical financial data as of and for the years ended December 31, 2001, 2000, 1999, 1998 and 1997 that has been derived from, and is qualified by reference to, our audited financial statements. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes thereto included elsewhere in this report.

                                                                      YEAR ENDED DECEMBER 31,
                                             --------------------------------------------------------------------
                                                 2001(1)      2000(2)         1999           1998           1997
                                             -------------  -----------    ---------      ---------       -------
                                                             (in thousands, except per share data)
OPERATING DATA

Net revenues                                  $  1,215,377  $   793,405    $ 656,482      $ 625,727     $ 594,286
   Gross profit                                    631,789      383,502      278,515        219,736       114,304
   Selling                                         143,629       92,032       71,131         71,152       100,220
   General & administrative                        110,477       84,900       85,092         88,434       116,185
   Research and development                         88,015       65,331       53,403         47,886        53,409
   Amortization                                     19,412        9,042        3,121          3,673         3,760
   Restructuring & asset write-downs                 2,367       (4,535)        (612)        12,222        38,088
   Merger expenses                                       -            -            -              -         2,343
                                             -------------  -----------    ---------      ---------     ---------
Operating income (loss)                            267,889      136,732       66,380         (3,631)     (199,701)
   Interest income                                  21,249       13,986        6,142         11,972         5,738
   Interest expense                                (41,791)     (14,624)      (5,556)        (6,857)      (14,685)
   Other income                                     38,335       17,497       19,513         32,777        53,366
   Income taxes                                     49,883       13,214       14,850         10,047        60,166
   Minority interest                                   344         (608)      (2,085)           403        (4,086)
                                             -------------  -----------    ---------      ---------     ---------
Income (loss) from continuing operations           236,143      139,769       69,544         24,617      (219,534)
Income (loss) from discontinued operations               -            -          585         48,904        (8,701)
Net income (loss)                                  243,263      131,044       70,722         71,594      (233,254)
Basic earnings (loss) per common share:
   Continuing operations                              1.18         0.71         0.35           0.11        (0.96)
   Discontinued operations                               -            -            -           0.22        (0.04)
   Net earnings (loss)                                1.22         0.67         0.35           0.32        (1.02)
Diluted earnings (loss) per common share:

   Continuing operations                              1.15         0.68         0.34           0.11        (0.96)
   Discontinued operations                               -            -            -           0.22        (0.04)
   Net earnings (loss)                                1.19         0.64         0.34           0.32        (1.02)
Weighted average number of common shares outstanding:

   Basic                                           199,099      196,276      201,885        223,342       227,804
   Diluted                                         204,639      204,058      205,501        223,621       227,804
Cash dividends per common share               $          -  $         -    $       -      $       -     $       -

BALANCE SHEET DATA

Working capital (3)                           $    597,578  $   438,490    $ 124,373      $ 269,511     $ 238,918
Total assets                                     2,105,449    1,068,186      634,514        778,015       790,736
Total long-term debt, net of current portion       913,486      253,755       93,473         77,776        94,193
Shareholders' equity                               718,354      484,120      292,371        453,208       435,039

OTHER INFORMATION

Ratio of Earnings to Fixed Charges                     7.6        11.1          15.3            5.9         (9.7)

(1) Includes post-acquisition results of companies acquired, primarily Lab Chile, Netpharma and Fustery, which were acquired on July 5, 2001, March 13, 2001, and February 9, 2001, respectively, all of which were accounted for under the purchase method of accounting.

(2) Includes the post-acquisition results of IVAX Laboratories (formerly known as Wakefield) and Elmor, which were acquired on September 7, 2000, and June 19, 2000, both of which were accounted for under the purchase method of accounting.

(3)  Excludes net assets of discontinued operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the 2001 Consolidated Financial Statements and the related Notes to Consolidated Financial Statements included elsewhere in this report. Certain prior period amounts presented herein have been reclassified to conform to the current period's presentation.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2000

         Net income for the year ended December 31, 2001, was $243.3 million, or $1.19 per diluted share, compared to $131.0 million, or $.64 per diluted share, for the prior year. Income from continuing operations was $236.1 million, or $1.15 per diluted share, for the year ended December 31, 2001, compared to $139.8 million, or $.68 per diluted share, for the prior year. Net income for the year ended December 31, 2001, was positively impacted by $7.1 million, or $.04 per diluted share, of net extraordinary gains relating to the early extinguishment of debt, and net income for the year ended December 31, 2000, was negatively impacted by $(2.3) million, or $(.01) per diluted share, of net extraordinary losses relating to the early extinguishment of debt (See Note 7, Debt, in the Notes to Consolidated Financial Statements).

               NET REVENUES AND GROSS PROFIT

         Net revenues for the year ended December 31, 2001, totaled $1.2 billion, an increase of $422.0 million, or 53%, from the $793.4 million reported in the prior year. This increase was comprised of increases of $253.8 million in net revenues from North American subsidiaries, $160.7 million in net revenues from Latin American subsidiaries, and $39.5 million in net revenues from European subsidiaries, offset by a decrease of $32.0 million from other operations.

         North American subsidiaries net revenues totaled $595.0 million for the year ended December 31, 2001, compared to $341.2 million in 2000. The 74% increase in net revenues was primarily attributable to increased sales volume, in part due to new product releases, including paclitaxel, and higher sales prices for certain products, partially offset by higher sales returns and allowances. North American subsidiaries recorded provisions for sales returns and allowances that reduced gross sales by $370 million in 2001 and $182.8 million in 2000. The increase of $187.2 million, or 102%, was primarily due to reduced prices on certain brand equivalent pharmaceutical products and an increase in sales volume. During the third and fourth quarters of 2001, we offered extended payment terms to certain customers and extended the terms of sale on certain immediately preceding quarter sales. In addition, during the second quarter we offered extended payment terms to certain customers related to the launch of a product to a new class of customers, which receivables were subsequently collected.

         European subsidiaries generated net revenues of $419.1 million for the year ended December 31, 2001, compared to $379.6 million in 2000. The 10% increase was primarily due to higher sales volume and prices of respiratory products, partially offset by reduced product development fees and the effect of unfavorable exchange rates. European subsidiaries recorded provisions for sales returns and allowances that reduced gross sales by $34.7 million in 2001 and $27.5 million in 2000.

         Latin American subsidiaries generated net revenues of $224.1 million for the year ended December 2001, compared to $63.4 million in 2000. The 253% increase was primarily due to the sales volume of Laboratorio Chile S.A. ("Lab Chile") which was acquired on July 5, 2001, Laboratorios Fustery, S.A. de C.V. ("Fustery") which was acquired on February 9, 2001, and Laboratorios Elmor, S.A. ("Elmor") which was acquired on June 19, 2000. Revenues from these subsidiaries are included in results of operations from the dates they were acquired. Latin American subsidiaries recorded provisions for sales returns and allowances that reduced gross sales by $25.7 million in 2001 and $5.1 million in 2000.

         Gross profit for the year ended December 31, 2001, increased $248.3 million, or 65%, to $631.8 million (52% of net revenues) from $383.5 million (48% of net revenues) for the year ended December 31, 2000. The increase in gross profit percentage was primarily due to the launch of paclitaxel in North America and higher margin sales from the operations of Lab Chile, Fustery and Elmor, partially offset by increased sales returns and allowances. Our paclitaxel product accounted for approximately 17% of our net revenues during 2001. The entry of two competitors for brand equivalent paclitaxel resulted in price and volume pressures during the latter part of 2001. We are continuing to experience increased competition for paclitaxel as well as our brand equivalent albuterol products and the resulting pricing and volume pressures have negatively impacted and may continue to negatively impact our revenues and gross profits. Our future net revenues and gross profits will depend upon:

    o our ability to maintain our pricing and volume levels and obtain a consistent supply of raw materials for paclitaxel;
    o   our ability to maintain a pipeline of products in development;
    o   our ability to develop and rapidly introduce new products;
    o   the timing of regulatory approval of such products;
    o   the number and timing of regulatory approval of competing products;
    o   our ability to manufacture such products efficiently; and
    o our ability to replace or renew license fees, royalties and development service fees as the related agreements expire or are terminated.

         Because of the regulatory and competitive factors discussed under "Risk Factors," our net revenues and results of operations historically have fluctuated from period to period. Other factors discussed under "Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995," including the impact of governmental regulations and efficacy or safety concerns with respect to our marketed products, may also adversely impact our results.

               OPERATING EXPENSES

         Selling expenses increased $51.6 million, or 56%, to $143.6 million (12% of net revenues) in 2001 from $92.0 million (12% of net revenues) in 2000. The increase was due to higher expenses from the operations of Lab Chile, Fustery, Elmor, and IVAX Laboratories, Inc. ("Laboratories", formerly Wakefield Pharmaceuticals, Inc.), and increased sales force and promotional expenses at the European subsidiaries.

         General and administrative expenses totaled $110.5 million (9% of net revenues) in 2001, an increase of $25.6 million, or 30%, from $84.9 million (11% of net revenues) in 2000. The increase is due to increased professional fees at corporate headquarters and additional general and administrative expenses from the operations of Lab Chile, Fustery, Elmor and Laboratories.

         Research and development expenses totaled $88.0 million (7% of net revenues) in 2001 compared to $65.3 million (8% of net revenues) in 2000, an increase of $22.7 million, or 35%. The increase in research and development expenses was due primarily to increased biostudies. Our future level of research and development expenditures will depend on, among other things, the outcome of clinical testing of products under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity.

         Amortization expense for 2001 increased $10.4 million, from $9.0 million to $19.4 million, due primarily to the amortization of goodwill arising from the acquisitions of Elmor and Fustery. Amortization of goodwill will cease January 1, 2002, pursuant to Statement of Financial Accounting Standards ("SFAS") No. 142.

         During 2001, we recorded restructuring costs of $2.4 million related primarily to integration of the operations of Lab Chile's and our Argentine businesses.

               OTHER INCOME (EXPENSE)

         Interest income increased $7.3 million and interest expense increased $27.2 million compared to 2000. The increases were due primarily to additional cash on hand and indebtedness from the issuance of $725 million of 4.5% Convertible Senior Subordinated Notes in May 2001.

         Other income, net increased $20.8 million for 2001 compared to 2000. The increase is due primarily to $3.8 million of investment gains and a $6.6 million increase in royalty and milestone payments from ALZA Corporation ("ALZA"), partially offset by foreign currency losses at various European subsidiaries. Additionally, we recorded a gain of $21.7 million on derivative contracts due to the devaluation of the Argentine peso partially offset by a $19.0 million loss on bank debt and other liabilities denominated in currencies foreign to the Argentine operations. We also recorded a gain on the partial sale of IVAX Diagnostics, Inc. of $10.3 million in connection with IVAX Diagnostics, Inc.'s March 2001 merger with b2bstores.com, Inc.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

         Net income for the year ended December 31, 2000, was $131.0 million, or $.64 per diluted share, compared to $70.7 million, or $.34 per diluted share, for the prior year. Income from continuing operations was $139.8 million, or $.68 per diluted share, for the year ended December 31, 2000, compared to $69.5 million, or $.34 per diluted share, for the prior year. During 2000, we recorded a cumulative change in accounting principle charge in the amount of $6.5 million, or $.03 per diluted share, as a result of SAB No. 101, related to up-front receipts previously recognized in income during 1998 and 1999. Net income for the year ended December 31, 2000, was negatively impacted by a $2.3 million, or $.01 per diluted share, extraordinary loss, and net income for 1999 was positively impacted by $.6 million, or less than $.01 per diluted share, of net extraordinary gain relating to the early extinguishment of debt (See Note 7, Debt, in the Notes to Consolidated Financial Statements).

               NET REVENUES AND GROSS PROFIT

         Net revenues for the year ended December 31, 2000, totaled $793.4 million, an increase of $136.9 million, or 21%, from the $656.5 million reported in the prior year. This increase was comprised of increases of $66.6 million in net revenues from North American subsidiaries, $57.0 million in net revenues from European subsidiaries and $30.5 million in net revenues from Latin American subsidiaries, offset by a decrease of $17.2 million from other operations.

         North American subsidiaries net revenues totaled $341.2 million for the year ended December 31, 2000, compared to $274.6 million in 1999. The 24% increase was primarily attributable to increased sales volume partially offset by higher sales returns and allowances and lower sales prices of certain brand equivalent pharmaceutical products. North American subsidiaries recorded provisions for sales returns and allowances that reduced gross sales by $182.8 million in 2000 and $90.8 million in 1999. The increase of $92 million, or 101%, was primarily due to reduced prices on certain brand equivalent pharmaceuticals and an increase in sales volume.

         European subsidiaries generated net revenues of $379.6 million for the year ended December 31, 2000, compared to $322.6 million for 1999. The 18% increase was primarily due to increased product development fees and higher sales volumes of respiratory products partially offset by unfavorable effects of currency exchange rates and lower prices for certain brand equivalent products.

European subsidiaries recorded provisions for sales returns and allowances that reduced gross sales by $27.5 million in 2000 and $26.2 million in 1999.

         Gross profit for the year ended December 31, 2000, increased $105.0 million, or 38%, to $383.5 million (48% of net revenues) from $278.5 million (42% of net revenues) for the year ended December 31, 1999. The increase in the gross profit percentage was primarily attributable to increased other revenue, higher margin sales from the acquisitions of Elmor and Laboratories and product mix.

               OPERATING EXPENSES

         Selling expenses increased $20.9 million, or 29%, to $92.0 million in 2000 (12% of net revenues) from $71.1 million (11% of net revenues) in 1999. The increase was due to higher expense from the operations of Elmor and Laboratories, an increased sales force at our North American subsidiaries and an increased sales force and promotional expenses at our European subsidiaries.

         General and administrative expenses totaled $84.9 million (11% of net revenues) in 2000, a decrease of $.2 million, or .2%, from $85.1 million (13% of net revenues) in 1999. The decrease was comprised of a decrease in legal expenses, favorable resolution of certain litigation at our North American subsidiaries and lower costs at our Far East subsidiaries, partially offset by $2.0 million in additional general and administrative expenses from the operations of Elmor and Laboratories.

         Research and development expenses totaled $65.3 million (8% of net revenues) in 2000 compared to $53.4 million (8% of net revenues) in 1999, an increase of $11.9 million, or 22%. The increase in research and development expenses was due to increased personnel at our North American and European subsidiaries and biostudies associated with the development of brand equivalent pharmaceuticals at our North American and European subsidiaries.

         We reversed restructuring costs of $4.5 million in 2000 and $.6 million in 1999. In the second quarter of 2000, as a result of a change in strategy to keep the Northvale, New Jersey pharmaceutical facility operating as back-up capacity in the event of hurricane damage at the Puerto Rico facility, the related restructuring reserves were reversed. Also, during 2000, we were released from certain non-cancelable operating leases associated with our United Kingdom restructuring and the reserves previously established for certain severance payments were determined to be unnecessary, resulting in $1.4 million of the reversal of restructuring reserves. The credit recorded in 1999 was primarily due to the reversal of a previously recorded reserve for a note receivable and 15% interest in a partnership received as consideration for the 1998 sale of a Ft. Lauderdale, Florida facility. Due to the uncertainty of collectibility, these assets were fully reserved in 1998. In 1999 the note was collected in full, the partnership interest was sold and the reserve against the assets was reversed.

               OTHER INCOME (EXPENSE)

         Interest income increased $7.8 million in 2000 compared to 1999 due to higher levels of cash on hand primarily from the proceeds from the debt offering discussed below.

         Interest expense increased $9.1 million primarily due to the issuance of $250 million of 5.5% Convertible Senior Subordinated Notes partially offset by the conversion of our 6.5% Convertible Subordinated Notes to common stock and cash in 2000 and the payoff of the related-party Frost Nevada Limited Partnership ("FNLP") note during 2000. Prior to the payoff, $2.1 million of the warrant issued to FNLP in 1999 had been amortized to interest expense. In addition, in connection with the payoff of the FNLP note, the remaining value of the warrant issued was recorded as an extraordinary loss on extinguishment of debt in the amount of $2.3 million.

         Other income, net, totaled $17.5 million in 2000, compared to $19.5 million in 1999, a decrease of $2.0 million, or 10%. Royalty and milestone payments from the 1997 sale of rights to Elmiron(R) and certain other urology products in the United States and Canada to ALZA amounted to $7.2 million in 2000 and $13.0 million in 1999, and are included in other income as additional gain on the sale of product rights.

                      RECENTLY ISSUED ACCOUNTING STANDARDS

         Effective July 1, 2001, we adopted SFAS No. 141, Business Combinations, which addresses the financial accounting and reporting for business combinations. It supersedes APB Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Pre-acquisition Contingencies of Purchased Enterprises. All business combinations under the scope of this statement must be accounted for using the purchase method of accounting. This statement applies to all business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 did not have a material impact on our financial condition or results of operations. On January 1, 2002, we will reverse the $4.2 million of negative goodwill recorded in the balance sheet as of December 31, 2001, through a cumulative effect of a change in accounting principle, thereby increasing net income by this amount for the 2002 first quarter and year.

         SFAS No. 142, Goodwill and Other Intangible Assets, addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses accounting for intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. It also addresses accounting for goodwill and other intangible assets after they have been initially recognized in the financial statements. Intangible assets that have indefinite lives and goodwill will no longer be amortized, but rather must be tested at least annually for impairment using fair values. Intangible assets that have finite useful lives will be amortized over their useful lives. The statement is effective in fiscal years beginning after December 15, 2001, except that goodwill and intangible assets acquired after June 30, 2001, are subject immediately to the non-amortization and amortization provisions of this statement. Accordingly, no goodwill amortization was recorded related to the July 5, 2001, acquisition of Lab Chile. In addition, amortization of goodwill acquired prior to June 30, 2001, will cease. This will increase net income by approximately $2.0 million per quarter, or $8.0 million per year. Management is currently evaluating the extent of impairment, if any, of intangible assets with indefinite lives and goodwill, that may need to be recorded, but the effect won't be known until the provisions of SFAS No. 142 are applied.

         SFAS No. 143, Accounting for Asset Retirement Obligations, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal operation of a long-lived asset, except for certain obligations of lessees. It requires that the fair value of an asset retirement obligation be recognized as a liability in the period in which it is incurred if a reasonable estimate can be made, and that the associated retirement costs be capitalized as part of the carrying amount of the long-lived asset. It is effective for fiscal years beginning after June 15, 2002. We believe that the impact of adoption of this statement will not be material.

         SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and certain provisions of APB Opinion No. 30, Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. It also amends ARB No. 51, Consolidated Financial Statements. It establishes a single accounting model for the accounting for a segment of a business accounted for as a discontinued operation that was not addressed by SFAS No. 121 and resolves other implementation issues related to SFAS No. 121. It is effective for fiscal periods beginning after December 15, 2001. We believe that the impact of adoption of this statement will not be material.

         EITF Issue No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products, is effective for periods beginning after December 15, 2001. It states that consideration paid by a vendor to a reseller should be classified as a reduction of revenue in the income statement unless an identifiable benefit is or will be received from the reseller that is sufficiently separable from the purchase of the vendor's products and the vendor can reasonably estimate the fair value of the benefit. Restatement of prior periods is required. We believe that the impact of adoption will not be material.

         EITF Issue No. 01-09, Accounting for Consideration Given to a Customer or a Reseller of a Vendor's Products, reconciles EITF Issue No. 00-14, Issue No. 3 of EITF Issue No. 00-22 and EITF Issue No. 00-25. It is effective for periods beginning after December 15, 2001. Restatement of prior period amounts is required. We believe the impact of adoption will not be material.

         Effective January 1, 2001, IVAX adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated as hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income ("OCI") and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. Certain forecasted transactions are exposed to foreign currency risk. The principal currency hedged was the Irish punt against the British pound. Forward options used to hedge a portion of forecasted international expenses for up to one year in the future are designated as cash flow hedging instruments. The adoption of SFAS No. 133 resulted in a pre-tax increase to OCI of $1.8 million. The increase to OCI was mostly attributable to gains on cash flow hedges. The net derivative gains included in OCI as of January 1, 2001, were reclassified into earnings during the twelve months ended December 31, 2001.

         During the first quarter of 2001, we adopted EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, which addresses the classification and accounting treatment of equity derivative contracts (such as our put options), as equity instruments (either temporary or permanent) or assets and liabilities. As a result, put options were reclassified from temporary equity to permanent equity. As of December 31, 2001, we had outstanding five freestanding put options for 1.2 million shares of our common stock that were issued in connection with the share repurchase program. The put options have strike prices ranging from $19.00 to $31.80 and expire from January 2002 through April 2002. During January and February 2002, we rolled forward three put options for 0.8 million shares that bore strike prices ranging from $31.50 to $31.80. No additional premiums were collected. These put options have strike prices ranging from $31.90 to $32.28 and expire between April and May 2002. In addition, we elected the net share settlement method to settle one put option for 0.2 million shares bearing a strike price of $31.00 that expired on March 1, 2002. We issued
0.2 million shares of our common stock in settlement of this obligation on March 5, 2002. See "Liquidity and Capital Resources" below for a discussion of our obligations under these put options.

         During the first quarter of 2001, we adopted Issue No. 3 of EITF Issue No. 00-22, Accounting for Points and Certain Other Time or Volume Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future. Final consensus was reached on the recognition, measurement and income statement classification of cash rebates or refunds that are time and volume based. Final consensus has not been reached on four other items under consideration. EITF Issue No. 00-22 requires that cash rebates or refunds redeemable if the customer completes a specified cumulative level of revenue transactions or remains a customer for a specified time period should be recognized as a reduction of revenue based on a systematic and rational allocation of the cost of honoring the rebate or refund earned and claimed to each of the underlying revenue transactions that result in progress toward earning the rebate or refund. The effective date of adoption is fiscal quarters ending after February 15, 2001. The impact of adoption was not significant.

         Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, was adopted for up-front licensing fees and milestone payments during the fourth quarter of 2000 resulting in a cumulative change in accounting principle charge of $6.5 million, net of tax benefit, or $.03 per share, recorded retroactively in the first quarter of 2000. The offsetting impact was recorded in deferred revenue that will be recognized in income through 2011. We amortized $.9 million of this deferred revenue into income during 2001 and $1.7 million in 2000.

                         LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2001, working capital was $597.6 million compared to $438.5 million at December 31, 2000. Cash and cash equivalents were $178.3 million at December 31, 2001, compared to $174.8 million at December 31, 2000. Marketable securities were $154.8 million at December 31, 2001, compared to $76.7 million at December 31, 2000.

         Net cash provided by operations during 2001 was $199.0 million compared to $80.7 million in 2000, and $62.7 million in 1999. The increase in cash provided by operating activities during 2001 was due to the $112.2 million increase in net income and increases in accounts payable, accrued expenses and other current liabilities partially offset by increases in other current assets. The increase in cash provided by operating activities during 2000 was due to the $60.3 million increase in net income offset by larger accounts receivable and inventory balances at December 31, 2000.

         Net cash of $705.3 million was used for investing activities during 2001 compared to $136.3 million in 2000 and $37.5 million in 1999. The increase in cash used by investing activities in 2001 compared to 2000 was due primarily to the increase in cash used to acquire patents, trademarks, licenses and other intangible assets and businesses. We invested $378.2 million and received $305.0 million from sales of marketable securities during 2001 and invested $82.7 million and received $6.0 million from sales of marketable securities during 2000.

         Cash utilized for capital expenditures was $73.5 million in 2001 compared to $50 million in 2000 and $42.7 million in 1999. The increases in 2001 and 2000 were due to increased investments in information systems at our North American subsidiaries.

         On March 14, 2001, our wholly-owned subsidiary, IVAX Diagnostics, Inc., was merged with b2bstores.com which provided cash of $22.3 million at the IVAX Diagnostics level. These proceeds are reflected in proceeds from sales of assets in the accompanying 2001 cash flow statement.

         On February 6, 2001, we acquired a license to the patent rights to develop and market talampanel for $10 million.

         On February 9, 2001, we paid $57.2 million in cash, net of cash acquired, and issued common stock to indirectly acquire Fustery, a Mexican pharmaceutical company. During the second quarter of 2001, in accordance with the stock purchase agreement, we made an additional payment of $16.3 million in lieu of additional shares, representing contingent consideration based on the market value of our common stock. During the fourth quarter of 2001, we received $1.4 million from Fustery, representing a reduction of the purchase price and goodwill for this acquisition.

         On February 26, 2001, we acquired the assets of a research organization located in the United States for $4.7 million in cash, net of cash acquired, and the issuance of common stock.

         On March 13, 2001, we acquired Netpharma, a Swedish pharmaceutical company, through the issuance of common stock and received cash of $1.0 million in excess of cash paid.

         On April 3, 2001, we acquired the remaining 70% of Indiana Protein Technologies, Inc. ("Indiana Protein") that we did not already own. Indiana Protein was previously accounted for as an investment under the equity method of accounting. This additional interest was acquired for $4.1 million in cash, net of cash acquired, of which $2.5 million is subject to an earnout period of 5 years.

         During the third quarter of 2001, we acquired 99.9% of the outstanding shares and American Depositary Shares ("ADS") of Lab Chile, a Chilean pharmaceutical company, in two tender offers for cash. The total purchase price, including acquisition costs of $6.2 million, was $387.6 million, net of cash acquired. During 2001, we purchased ADS' of Lab Chile for a total of $15.2 million, which were subsequently sold at a profit of $3.6 million prior to commencement of the tender offer for Lab Chile in the same period.

         On October 8, 2001, we acquired the worldwide rights for the dermatological use of loteprednol etabonate, a new "soft" corticosteroid to treat dermatological conditions, for $.5 million in cash.

         On October 16, 2001, we acquired the currently marketed intranasal steroid brand products, Nasarel and Nasalide, for the treatment of allergic rhinitis, from Elan Corporation, plc for $121.0 million in cash.

         During 2001, we received $1.7 million, representing the reduction of the purchase price of Elmor that was acquired in 2000.

         On June 19, 2000, and August 2, 2000, we acquired, through the acquisition of three holding companies, Elmor, a company located in Caracas, Venezuela. Elmor manufactures, markets and distributes pharmaceutical products in Venezuela. In June 2000, we paid $1.7 million in cash, net of cash acquired, and issued common stock, for two of the holding companies. In August 2000, we acquired certain other assets utilized in the business of Elmor by the purchase of the third holding company for additional cash of $3.9 million.

         On September 7, 2000, we acquired IVAX Laboratories, an U.S. pharmaceutical company located in Georgia, through the issuance of common stock and received $5.1 million of cash in excess of cash paid. We incurred $0.1 million of other costs.

         During 2000, we acquired 0.2 million additional shares of IVAX-CR a.s. (formerly Galena) through open market transactions and 0.1 million shares through a tender offer for $10.9 million. During 1999, we paid $5.0 million for additional shares of IVAX-CR a.s. primarily under a tender offer for all outstanding shares.

         On October 12, 1999, we acquired 100% ownership of the Institute for Drug Research, Ltd., ("IDR") a pharmaceutical research and development company in Budapest, Hungary, for $3.4 million plus assumption of $3.5 million in loans.

         Net cash of $492.9 million was provided by financing activities in 2001 compared to $195.8 million provided by financing activities in 2000 and $189.0 million used in financing activities in 1999. The increase in 2001 was due to the issuance in 2001 of $725 million of 4.5% Convertible Senior Subordinated Notes, partially offset by increased repurchases of our common stock and payments on long-term debt and loans payable. The increase in 2000 was due to the issuance of $250 million of 5.5% Convertible Senior Subordinated Notes in 2000.

         During October 2001, we repaid $15 million of long-term debt assumed in the acquisition of Lab Chile.

         During May 2001, we issued $725.0 million of our 4.5% Convertible Senior Subordinated Notes due 2008 and received net proceeds of approximately $705.7 million. The 4.5% Notes are convertible at any time prior to maturity, unless previously redeemed, into 24.96875 shares of our common stock per $1,000 of principal amount of the 4.5% Notes. This ratio results in a conversion price of approximately $40.05 per share. The 4.5% Notes are redeemable by us on or after May 29, 2004. During the third quarter of 2001, we repurchased $65 million face value of the 4.5% Notes at a total cost of $52 million.

         During May 2000, we issued $250.0 million of our 5.5% Convertible Senior Subordinated Notes due 2007 and received net proceeds of approximately $243.8 million. The 5.5% Notes are convertible at any time prior to maturity, unless previously redeemed, into 33.6475 shares of our common stock per $1,000 of principal amount of the 5.5% Notes. This ratio results in a conversion price of approximately $29.72 per share. The 5.5% Notes are redeemable by us on or after May 29, 2003.

        On November 18, 1999, we issued a $50 million promissory note to FNLP, an entity controlled by our Chairman and CEO. The note was due January 17, 2001, and bore interest at 10% payable quarterly. Proceeds from the note were used to purchase our common stock under our share repurchase program (See Note 11, Shareholders' Equity, in the Notes to Consolidated Financial Statements). In conjunction with the loan, FNLP was issued a warrant to purchase .9 million shares of our common stock at an exercise price equal to the price paid for the repurchased shares, $9.60 per share. On June 30, 2000, the loan was repaid resulting in the write-off of the remaining $2.3 million of debt issue costs as an extraordinary item. During the first six months of 2000, we amortized to interest expense $2.1 million of the value of the warrant issued to FNLP during 1999.

         Between August 2000 and March 2002, our Board of Directors increased its authorization of share repurchases under the share repurchase program by
22.5 million shares. As of March 8, 2002, we had repurchased 9.7 million shares under this authorization.

         During 2001, in connection with our share repurchase program, we received $4.7 million in premiums on the issuance of eight freestanding put options for 1.9 million shares of our common stock, of which one put option for
0.2 million shares expired unexercised prior to December 31, 2001. We also received $0.2 million upon renewal/rollforward of three put options for 0.9 million shares into two put options for 0.9 million shares. Five put options for
1.6 million shares were exercised by the holders at strike prices ranging from $27.68 to $31.50 during 2001. We elected the physical settlement method upon exercise of one put option for 0.3 million shares and paid $7.8 million in exchange for the underlying shares. We elected the net share settlement method upon exercise of the remaining four put options for 1.4 million shares and issued 0.3 million shares of our common stock in settlement of the obligation. In the event the put options are exercised, we may elect to settle by one of three methods: physical settlement by payment in exchange for our shares, net cash settlement or net share settlement. The maximum repurchase obligation for the five put options outstanding at December 31, 2001, under the physical settlement method is $34.7 million. At December 31, 2001, the market price of IVAX' common stock was $20.14 per share, which was lower than the strike prices for four outstanding put options for 1.0 million shares with a maximum repurchase obligation under the physical settlement method of $29.9 million. Under the net settlement method the repurchase obligation would be $10.8 million (See Note 11, Shareholders' Equity, in the Notes to Consolidated Financial Statements).

         During 2000, we received $11.3 million and during 1999 we received $2.1 million in premiums on the issuance of freestanding put options. These amounts were credited to "Capital in excess of par value" in the accompanying consolidated balance sheets.

         We plan to spend substantial amounts of capital in 2002 to continue the research and development of pharmaceutical products. Although research and development expenditures are expected to be between $80 million and $90 million during 2002, actual expenditures will depend on, among other things, the outcome of clinical testing or products under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity. In addition, we plan to spend between $80 million and $90 million in 2002 to improve and expand our pharmaceutical and other related facilities.

         Our principal sources of short-term liquidity are existing cash and internally generated funds, which we believe will be sufficient to meet our operating needs and anticipated capital expenditures over the short term. For the long term, we intend to utilize principally internally generated funds, which are anticipated to be derived primarily from the sale of existing pharmaceutical products and pharmaceutical products currently under development. There can be no assurance that we will successfully complete products under development, that we will be able to obtain regulatory approval for any such products, or that any approved product will be produced in commercial quantities, at reasonable costs, and be successfully marketed. We may consider issuing debt or equity securities in the future to fund potential acquisitions and growth.

         We filed a shelf registration statement on Form S-4, which was declared effective in March 2001, registering up to a total of 18.8 million shares of common stock that can be issued in connection with the acquisition of businesses, assets or securities. In conjunction with the availability under our previous S-4 registration statement, as of the date of this report, we had the ability to issue up to 40.3 million shares of our common stock under our shelf registration statements in connection with the acquisition of businesses, assets or securities.

         We filed a universal shelf registration statement on Form S-3, which was declared effective in March 2001, registering the sale of up to $400.0 million of any combination of debt securities or common stock. During 2001, we issued an aggregate of 0.3 million shares in connection with the net settlement of the put options discussed above. As of the date of this report, we had the ability to issue any combination of debt securities or common stock in an aggregate amount of $392.4 million.

                                  INCOME TAXES

         Our effective tax rate was 17% for 2001, 9% for 2000, and 17% for 1999, which was lower in each of these years than the U.S. statutory income tax rate, principally due to net operating loss and tax credit carryforwards and tax incentives in certain jurisdictions where our manufacturing facilities are located. During 2001, we recognized a $49.9 million tax provision. The domestic current provision was favorably impacted by $29.6 million from utilization of previously reserved net operating loss and tax credit carryforwards and the non-taxable gain on the partial sale of IVAX Diagnostics, Inc. Payment of the current tax provision for the year ended December 31, 2001, will be reduced by $8.0 million for our domestic operations and $2.6 million for our foreign operations, representing the incremental impact of compensation expense deductions associated with non-qualified stock option exercises during the current year. In addition, during 2001 we recorded $7.4 million of tax effect of prior years' stock option exercises. These amounts were credited to "Capital in excess of par value" in the accompanying balance sheet. We recognized $20 million in 2001 and $45 million in 2000 of U.S. taxable income on the intercompany assignment of a contract. For financial reporting purposes these transactions were eliminated in consolidation. We recognized a $13.2 million tax provision during 2000 of which $17.5 million related to foreign operations. We recognized a $14.9 million tax provision for 1999 of which $18.3 million related to foreign operations and included a valuation allowance of $4.1 million recorded in the second quarter against the UK deferred tax asset.

         The valuation allowance previously recorded against the domestic net deferred tax asset was reversed in the amount of $11.2 million in 2001, $31.1 million in 2000, and $11.4 million in 1999, due to our expectation of increased domestic taxable income in the coming year.

         Our future effective tax rate will depend on the mix between foreign and domestic taxable income or losses, the statutory tax rates of the related tax jurisdictions, and the timing of the release, if any, of the domestic valuation allowance. The mix between our foreign and domestic taxable income may be significantly affected by the jurisdiction in which new products are developed and manufactured.

         At December 31, 2001, domestic net deferred tax assets totaled $97.6 million and foreign net deferred tax assets, in countries with positive net deferred tax assets, totaled $7.9 million. Realization of the net deferred tax assets is dependent upon generating sufficient future domestic and foreign taxable income. Although realization is not assured, we believe it is more likely than not that the net deferred tax assets will be realized. Our estimates of future taxable income are subject to revision due to, among other things, regulatory and competitive factors affecting the pharmaceutical industries in the markets in which we operate.

         We have historically received a United States tax credit under Section 936 of the Internal Revenue Code for certain income generated by our Puerto Rico and Virgin Islands operations. These credits were approximately $6.3 million for 2001, $1.6 million for 2000 and $2.4 million for 1999 and completely offset the entire United States tax liability of such operations. The Section 936 tax credit will be phased out over four years beginning in 2002.

`
                        RISK OF PRODUCT LIABILITY CLAIMS

         Testing, manufacturing and marketing pharmaceutical products subjects us to the risk of product liability claims. We are a defendant in a number of product liability cases, none of which we believe will have a material adverse effect on our business, results of operations or financial condition. We believe that we maintain an adequate amount of product liability insurance, but there can be no assurance that our insurance will cover all existing and future claims or that we will be able to maintain existing coverage or obtain additional coverage at reasonable rates. There can be no assurance that claims arising under any pending or future product liability cases, whether or not covered by insurance, will not have a material adverse effect on our business, results of operations or financial condition (See Note 13, Commitments and Contingencies, in the Notes to Consolidated Financial Statements).

                          CRITICAL ACCOUNTING POLICIES

         The consolidated financial statements include the accounts of IVAX Corporation and all majority-owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We do not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates.

         Revenue Recognition, Sales Returns and Allowances - Revenues and the related cost of sales are recognized at the time product is shipped. Our pharmaceutical revenues are affected by the level of provisions for estimated returns, inventory credits, discounts, promotional allowances, volume rebates and chargebacks, as well as other sales allowances established by us. The custom in the pharmaceutical industry is generally to grant customers the right to return purchased goods. In the brand equivalent pharmaceutical industry, this custom has resulted in a practice of suppliers issuing inventory credits (also known as shelf-stock adjustments) to customers based on the customers' existing inventory following decreases in the market price of the related brand equivalent pharmaceutical product. The determination to grant a credit to a customer following a price decrease is generally at our discretion, and generally not pursuant to contractual agreements with customers. These credits allow customers with established inventories to compete with those buying product at the current market price, and allow us to maintain shelf space, market share and customer loyalty.

         Provisions for estimated returns, inventory credits and chargebacks, as well as other sales allowances, are established by us concurrently with the recognition of revenue. The provisions are established in accordance with generally accepted accounting principles based upon consideration of a variety of factors, including actual return and inventory credit experience for products during the past several years by product type, the number and timing of regulatory approvals for the product by our competitors (both historical and projected), the market for the product, expected sell-through levels by our wholesaler customers to customers with contractual pricing arrangements with us, estimated customer inventory levels by product and projected economic conditions. Actual product returns and inventory credits incurred are, however, dependent upon future events, including price competition and the level of customer inventories at the time of any price decreases. We continually monitor the factors that influence the pricing of our products and customer inventory levels and make adjustments to these provisions when we believe that actual product returns, inventory credits and other allowances may differ from established reserves.

         Royalty and license fee income are recognized when obligations associated with earning the royalty or licensing fee have been satisfied and are included in "Net revenues" in the accompanying consolidated statements of operations. Through 1999, our accounting policy was to immediately recognize as revenue up-front and milestone cash payments that are nonrefundable or where the probability of refund is remote. As a result of SAB No. 101, we revised our accounting policy to defer up-front payments, whether or not they are refundable, and recognize them in income over the license period. Where we expend resources to achieve milestones, we recognize the milestone payments in income currently. The total amortization of up-front payments and current recognition of milestones is limited to nonrefundable provisions of the contract.

         Gain on Sale of Product Rights - Royalty and milestone payments from the 1997 sale of rights to Elmiron(R) and certain other urology products in the United States and Canada to ALZA amounted to $13.8 million in 2001, $7.2 million in 2000, and $13.0 million in 1999, and are included in other income as additional gain on the sale of product rights. We may receive additional royalties and milestone payments from ALZA based on sales of the products during the next few years. A portion of the up-front and milestone payments received and included in other income in prior years, $36.7 million as of December 31, 2001, is refundable through December 31, 2003, and then ratably decreases through 2009, if the patent rights are found to be invalid and a brand equivalent of Elmiron(R) is introduced by another company. We believe the probability of occurrence of these events is remote.

         Impairment of Long-Lived Assets - We continually evaluate whether events and circumstances have occurred that indicate that the remaining estimated useful life of long-lived assets may require revision or that the remaining net book value may not be recoverable. When factors indicate that an asset may be impaired, we use various methods to estimate the asset's future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized based on the excess of the carrying amount over the estimated fair value of the asset. Any impairment amount is charged to operations.

         Sale of Subsidiary Stock - During 2001, IVAX elected income statement recognition as its accounting policy for sales of subsidiary stock and recorded a gain of $10.3 million, related to merger of IVAX Diagnostics, Inc., with b2bstores.com, which is included in "Other income, net" in the consolidated statements of operations.

         Legal Costs - Legal charges are recorded for the costs anticipated to be incurred in connection with litigation and claims against us when we can reasonably estimate these costs. We intend to vigorously defend each of the lawsuits described in Note 13, Commitments and Contingencies, in the Notes to Consolidated Financial Statements, but their respective outcomes cannot be predicted. Any of such lawsuits, if determined adversely to us, could have a material adverse effect on our financial position and results of operations. Our ultimate liability with respect to any of the foregoing proceedings is not presently determinable.

         We are involved in various other legal proceedings arising in the ordinary course of business, some of which involve substantial amounts. In order to obtain brand equivalent approvals prior to the expiration of patents on branded products, and to benefit from the exclusivity allowed to Abbreviated New Drug Application applicants that successfully challenge these patents, we frequently become involved in patent infringement litigation brought by branded pharmaceutical companies. Although these lawsuits involve products that are not yet marketed and therefore pose little or no risk of liability for damages, the legal fees and costs incurred in defending such litigation can be substantial. While it is not feasible to predict or determine the outcome or the total cost of these proceedings, in our opinion, based on a review with legal counsel, any losses resulting from such legal proceedings will not have a material adverse impact on our financial position or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Market risk represents the risk of loss that may impact our consolidated financial position, results of operations or cash flows. We, in the normal course of doing business, are exposed to the risks associated with foreign currency exchange rates and changes in interest rates.

      Foreign Currency Exchange Rate Risk - We have subsidiaries in more than 20 countries worldwide. In 2001, sales outside the United States accounted for approximately 54% of worldwide sales. Virtually all of these sales were denominated in currencies of the local country. As such, our reported profits and cash flows are exposed to changing exchange rates. If the United States dollar weakens relative to the foreign currency, the earnings generated in the foreign currency will, in effect, increase when converted into United States dollars and vice versa. Although we do not speculate in the foreign exchange market, we do from time to time manage exposures that arise in the normal course of business related to fluctuations in foreign currency exchange rates by entering into offsetting positions through the use of foreign exchange forward contracts. As a result of exchange rate differences, net revenues decreased by $19.8 million in 2001 compared to 2000 and decreased by $22.6 million in 2000 compared to 1999. The effects of inflation on consolidated net revenues and operating income were not significant. Certain firmly committed transactions are hedged with foreign exchange forward contracts. As exchange rates change, gains and losses on the exposed transactions are partially offset by gains and losses related to the hedging contracts. Both the exposed transactions and the hedging contracts are translated at current spot rates, with gains and losses included in earnings. Our derivative activities, which primarily consist of foreign exchange forward contracts, are initiated primarily to hedge forecasted cash flows that are exposed to foreign currency risk.

      The foreign exchange forward contracts generally require us to exchange local currencies for foreign currencies based on pre-established exchange rates at the contracts' maturity dates. If the counterparties to the exchange contracts do not fulfill their obligations to deliver the contracted currencies, we could be at risk for currency related fluctuations. We enter into these contracts with counterparties that we believe to be creditworthy and do not enter into any leveraged derivative transactions. As of December 31, 2001, we had $68.7 million in foreign exchange forward contracts outstanding, of which $55 million related to U.S. dollar debt of $48 million of our Argentine based subsidiary, Armstrong.

      Subsequent to December 31, 2001, the Argentine peso and Venezuelan bolivar devalued in relation to the United States dollar. The operating results in these currencies will decrease when converted into United States dollars. During January 2002, we repaid $48 million of United States dollar denominated bank loans of the Argentine operations assumed in the acquisition of Lab Chile resulting in a pretax loss of approximately $2.8 million.

      Interest Rate Risk - Our only material debt obligations relate to the 4.5% and 5.5% Convertible Notes, which bear fixed rates of interest, and $48 million of bank debt assumed in the acquisition of Lab Chile which was repaid in January 2002. We believe that our exposure to market risk relating to interest rate risk is not material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Our Financial Statements and supplementary data are on pages F-1 through F-37.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information concerning directors required by item 10 is incorporated by reference to our Proxy Statement for our 2002 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission within 120 days after the close of our 2001 year end. The information concerning executive officers required by item 10 is contained in the discussion entitled "Executive Officers of the Registrant" in Part I hereof.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by item 11 is incorporated by reference to our Proxy Statement for our 2002 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of our 2001 year end.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by item 12 is incorporated by reference to our Proxy Statement for our 2002 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of our 2001 year end.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by item 13 is incorporated by reference to our Proxy Statement for our 2002 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of our 2001 year end.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)   FINANCIAL STATEMENTS

         See Item 8. "Financial Statements and Supplementary Data" for Financial Statements included with this Annual Report on Form 10-K.

(a)(2)   FINANCIAL STATEMENT SCHEDULE

         The following financial statement schedule is filed as a part of this report:

         Schedule II Valuation and Qualifying Accounts for the three years ended December 31, 2001

         All other schedules have been omitted because the required information is not applicable or the information is included in the consolidated financial statements or the notes thereto.

         The independent auditors' report with respect to Schedule II is also filed as part of this report.

(a)(3)   EXHIBITS

 EXHIBIT
  NUMBER                         DESCRIPTION                                    METHOD OF FILING
 -------                         -----------                                    -----------------
   3.1      Articles of Incorporation.                                  Incorporated by reference to our
                                                                        Form 8-B dated July 28, 1993.

   3.2      Amended and Restated Bylaws.                                Incorporated by reference to our
                                                                        Form 10-Q for the quarter ended
                                                                        September 30, 1997.

   3.3      Articles of Amendment to Articles of Incorporation of       Incorporated by reference to our
            IVAX Corporation.                                           Form  10-Q for the quarter ended
                                                                        March 31, 2001.

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




   4.4      Indenture, dated as of May 4, 2001, between IVAX            Incorporated by reference to our
            Corporation and U.S. Bank Trust National Association, as    Form S-3 dated July 31, 2001.
            Trustee, with respect to the $725,000,000 4 1/2%
            Convertible Senior Subordinated Notes due 2008.

            .
   4.5      Form of 4 1/2% Convertible Senior Subordinated Notes due    Incorporated by reference to our
            2008.                                                       Form S-3 dated July 31, 2001.

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


                                       46

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


   10.15    Product Collaboration and Development Services Agreement    Incorporated by reference to our
            dated November 18, 1999, among IVAX Corporation, Norton     Form 10-K for the year ended
            Healthcare Limited, Baker Norton International GmbH         December 31, 1999.
            and Bristol-Myers Squibb Company.
            (Confidential Treatment Granted)

                                       47

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

   10.20    Stock Purchase Agreement between Morcob, CVA and IVAX       Incorporated by reference to our
            Corporation.                                                Form 8-K dated February 23, 2001.

   10.21    IVAX Corporation 1997 Stock Option Plan.                    Incorporated by reference to our
                                                                        Form S-8 dated December 22, 1997.

   10.22    Non-Negotiable Promissory Note dated November 18, 1999      Incorporated by reference to our
            between IVAX Corporation as Maker and Frost-Nevada          Form 10-K for the year ended
            Limited Partnership as Payee.                               December 31, 2000.

   10.23    Warrant to Purchase Shares of Common Stock of IVAX          Incorporated by reference to our
            Corporation dated November 18, 1999 between IVAX            Form 10-K for the year ended
            Corporation and Frost-Nevada Limited  Partnership.          December 31, 2000.

   10.24    Registration Rights Agreement dated May 12, 2000 by and     Incorporated by reference to our
            between IVAX Corporation, UBS Warburg LLC and ING Baring    Form S-3 for the year ended August
            L.L.C.                                                      7, 2000.

   10.25    Form of Registration Rights Agreement between the Company   Incorporated by reference to our
            and UBS AG.                                                 Form S-3 dated April 10, 2001.

  10.26(a)  Equity Option Confirmation by UBS AG, London Branch and     Incorporated by reference to our
            the Company dated December 7, 2000.                         Amendment  No. 1 to Form  S-3  dated
                                                                        May 7, 2001.


  10.26(b)  Equity Option Confirmation by UBS AG, London Branch and     Incorporated by reference to our
            the Company dated December 7, 2000.                         Amendment  No. 1 to Form  S-3 dated
                                                                        May 7, 2001.

  10.26(c)  Equity Option Confirmation by UBS AG, London Branch and     Incorporated by reference to our
            the Company dated December 26, 2000.                        Amendment  No. 1 to Form  S-3  dated
                                                                        May 7, 2001.

  10.26(d)  Equity Option Confirmation by UBS AG, London Branch and     Incorporated by reference to our
            the Company dated December 26, 2000.                        Amendment  No. 1 to Form  S-3 dated
                                                                        May 7, 2001.

  10.26(e)  Equity Option Confirmation by UBS AG, London Branch and     Incorporated by reference to our
            the Company dated December 26, 2000.                        Amendment  No. 1 to Form  S-3  dated
                                                                        May 7, 2001.

  10.26(f)  Equity Option Confirmation by UBS AG, London Branch and     Incorporated by reference to our
            the Company dated March 7, 2001.                            Amendment  No. 1 to Form  S-3  dated
                                                                        May 7, 2001.

   10.27    Merger Agreement dated as of November 21, 2000, by and      Incorporated by reference to IVAX
            among IVAX Corporation, a Florida corporation, IVAX         Diagnostics, Inc. f/k/a
            Diagnostics, Inc., a Florida corporation and wholly-owned   B2BSTORES.COM, INC. Form  14A,  SEC
            subsidiary of IVAX, and B2BSTORES.COM, INC., a Delaware     File  Number  001-14798  filed  as of
            corporation.                                                January 30, 2001.

   10.28    Registration Rights Agreement, dated May 4, 2001, between   Incorporated by reference to our Form S-3
            IVAX Corporation and UBS Warburg LLC, as the Initial        Dated July 31, 2001.
            Purchaser, with respect to the $725,000,000 4 1/2%
            Convertible Senior Subordinated Notes due 2008.

   10.29    Agreement to Tender dated as of May 18, 2001, among IVAX    Incorporated by reference to our
            Corporation, Comercial e Inversiones Portfolio Limitada     Form 8-K dated May 18, 2001.
            and Inversiones Portfolio S.A.

   10.30    Equity Option Confirmation Agreement, dated August 6,       Incorporated by reference to our
            2001.                                                       Form 8-K dated November 29, 2001.



   10.31    Termination Agreement dated March 20, 1998 by and among     Filed herewith.
            NaPro BioTherapeutics, Inc., IVAX Corporation, Baker
            Norton Pharmaceuticals, Inc. and D & N Holding Company
            (Confidential Treatment Requested).

   21       Subsidiaries of IVAX Corporation.                           Filed herewith.


   23       Consent of Arthur Andersen LLP.                             Filed herewith.

   99.1     Letter Containing Certain Representations Regarding         Filed herewith.
            Arthur Andersen LLP.

(b)       REPORTS ON FORM 8-K.

          On October 26, 2001, we filed a report on Form 8-K/A amending a Form 8-K filed on July 20, 2001 and the Form 8-K/A we filed on August 1, 2001 relating to our acquisition of Laboratorio Chile S.A. This amendment was filed to amend the consent included as Exhibit 21.1 in the Form 8-K/A filed August 1, 2001.

          On November 15, 2001, we filed a report on Form 8-K reporting our issuance of 153,385 shares of our common stock pursuant to our Registration Statement on Form S-3, Registration No. 333-51372, in settlement of certain put option obligations.

          On November 29, 2001, we filed a report on Form 8-K reporting our issuance of 98,953 shares of our common stock pursuant to our Registration Statement on Form S-3, Registration No. 333-51372, in settlement of certain put option obligations.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  IVAX CORPORATION


Dated:  March 26, 2002                      By:  /s/ Phillip Frost, M.D.
                                               --------------------------------
                                                     Phillip Frost, M.D.
                                                     Chairman of the Board
                                                     and Chief Executive Officer


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

NAME                                             CAPACITY                                   DATE
----                                             --------                                   ----
/s/ Phillip Frost,  M.D.                         Chairman of the Board and                  March 26, 2002
------------------------------------             Chief Executive Officer
Phillip Frost, M.D.                              (Principal Executive Officer)


/s/ Thomas E. Beier                              Chief Financial Officer                    March 26, 2002
------------------------------------             (Principal Financial Officer)
Thomas E. Beier


/s/ Thomas E. McClary                            Vice President - Accounting                March 26, 2002
------------------------------------             (Principal Accounting Officer)
Thomas E. McClary

/s/ Mark Andrews                                 Director                                   March 26, 2002
---------------------------
Mark Andrews

/s/ Ernst Biekert, Ph.D.                         Director                                   March 26, 2002
------------------------------------
Ernst Biekert, Ph.D.


/s/ Charles M. Fernandez                         Director                                   March 26, 2002
---------------------------
Charles M. Fernandez


/s/ Jack Fishman, Ph.D.                          Director                                   March 26, 2002
------------------------------------
Jack Fishman, Ph.D.


/s/ Neil Flanzraich                              Director, President and Vice Chairman      March 26, 2002
------------------------------------
Neil Flanzraich

/s/ Jane Hsiao, Ph.D.                            Director and Vice Chairman-                March 26, 2002
------------------------------------             Technical Affairs
Jane Hsiao, Ph.D.

/s/ Isaac Kaye                                   Director and Deputy Chief                  March 26, 2002
------------------------------------             Executive Officer
Isaac Kaye


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS
OF IVAX CORPORATION:

We have audited the accompanying consolidated balance sheets of IVAX Corporation (a Florida corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IVAX Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

As explained in Note 2 to the financial statements, effective January 1, 2000, IVAX Corporation changed its method of accounting for up-front licensing fees to comply with Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements.

As explained in Note 2 to the financial statements, effective January 1, 2001, IVAX Corporation changed its method of accounting for derivative instruments to comply with Statement of Financial Accounting Standard No. 133, Accounting For Derivative Instruments and Hedging Activities.

As explained in Note 2 to the financial statements, effective January 1, 2001, IVAX Corporation changed its method of accounting for equity derivative contracts to comply with Emerging Issues Task Force No. 00-19, Accounting For Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company's Own Stock.

ARTHUR ANDERSEN LLP

Miami, Florida,
     February 12, 2002 (except with respect to the matters discussed in Note 16, as to which the date is March 15, 2002).

                        IVAX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)


                                                                                            December 31,
                                                                                  ---------------------------------
                                                                                      2001                 2000
                                                                                  -----------           -----------
                                 ASSETS

Current assets:
    Cash and cash equivalents                                                     $   178,264           $   174,794
    Marketable securities                                                             154,842                76,734
    Accounts receivable, net of allowances for doubtful
       accounts of $21,670 in 2001 and $19,703 in 2000                                247,670               155,685
    Inventories                                                                       253,471               178,910
    Other current assets                                                              164,692                72,991
                                                                                  -----------           -----------
       Total current assets                                                           998,939               659,114

Property, plant and equipment, net                                                    356,304               250,852
Intangible assets, net                                                                689,556               117,171
Other assets                                                                           60,650                41,049
                                                                                  -----------           -----------
       Total assets                                                               $ 2,105,449           $ 1,068,186
                                                                                  ===========           ===========


                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                              $    97,465           $    49,951
    Current portion of long-term debt                                                  52,199                   934
    Loans payable                                                                      13,249                 1,877
    Accrued income taxes payable                                                       41,861                11,854
    Accrued expenses and other current liabilities                                    196,587               156,008
                                                                                  -----------           -----------
       Total current liabilities                                                      401,361               220,624

Long-term debt, net of current portion                                                913,486               253,755
Other long-term liabilities                                                            57,536                23,472
Minority interest                                                                      14,712                 1,712
Put options                                                                                --                84,503

Commitments and contingencies - see Note 13

Shareholders' equity:
    Common stock, $.10 par value, authorized 437,500 shares,
       issued and outstanding 196,523 shares in 2001 and 198,546 in 2000               19,652                19,855
    Capital in excess of par value                                                    328,095               315,039
    Put options                                                                        34,650                    --
    Retained earnings                                                                 446,469               203,206
    Accumulated other comprehensive loss                                             (110,512)              (53,980)
                                                                                  -----------           -----------
       Total shareholders' equity                                                     718,354               484,120
                                                                                  -----------           -----------
       Total liabilities and shareholders' equity                                 $ 2,105,449           $ 1,068,186
                                                                                  ===========           ===========





       THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN
                     INTEGRAL PART OF THESE BALANCE SHEETS.

                        IVAX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)


                                                                                    Year Ended December 31,
                                                                        -------------------------------------------------------
                                                                            2001                 2000                 1999
                                                                        -----------           -----------           -----------
Net revenues                                                            $ 1,215,377           $   793,405           $   656,482
Cost of sales                                                               583,588               409,903               377,967
                                                                        -----------           -----------           -----------
    Gross profit                                                            631,789               383,502               278,515
                                                                        -----------           -----------           -----------

Operating expenses:
    Selling                                                                 143,629                92,032                71,131
    General and administrative                                              110,477                84,900                85,092
    Research and development                                                 88,015                65,331                53,403
    Amortization of intangible assets                                        19,412                 9,042                 3,121
    Restructuring costs (reversal of accrual)                                 2,367                (4,535)                 (612)
                                                                        -----------           -----------           -----------
    Total operating expenses                                                363,900               246,770               212,135
                                                                        -----------           -----------           -----------

    Income from operations                                                  267,889               136,732                66,380

Other income (expense):
    Interest income                                                          21,249                13,986                 6,142
    Interest expense                                                        (41,791)              (14,624)               (5,556)
    Other income, net                                                        38,335                17,497                19,513
                                                                        -----------           -----------           -----------
    Total other income                                                       17,793                16,859                20,099
                                                                        -----------           -----------           -----------

    Income from continuing operations before income taxes
       and minority interest                                                285,682               153,591                86,479

Provision for income taxes                                                   49,883                13,214                14,850
                                                                        -----------           -----------           -----------

    Income from continuing operations before minority interest              235,799               140,377                71,629

Minority interest                                                               344                  (608)               (2,085)
                                                                        -----------           -----------           -----------

    Income from continuing operations                                       236,143               139,769                69,544

Discontinued operations, net of taxes                                            --                    --                   585
                                                                        -----------           -----------           -----------

    Income before extraordinary item and cumulative effect of
       a change in accounting principle                                     236,143               139,769                70,129

Extraordinary item:
    Gains (losses) on extinguishment of debt, net of tax                      7,120                (2,254)                  593

Cumulative effect of a change in accounting principle, net of
    tax benefit of $2,773                                                        --                (6,471)                   --
                                                                        -----------           -----------           -----------

Net income                                                              $   243,263           $   131,044           $    70,722
                                                                        ===========           ===========           ===========




                                   (Continued)

                        IVAX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                 (Continuation)


                                                                                        Year Ended December 31,
                                                                        -------------------------------------------------------
                                                                            2001                 2000                   1999
                                                                        -----------           -----------           -----------
BASIC EARNINGS PER COMMON SHARE:
    Continuing operations                                               $      1.18           $      0.71           $      0.35
    Extraordinary item                                                         0.04                 (0.01)                   --
    Cumulative effect of a change in accounting principle                        --                 (0.03)                   --
                                                                        -----------           -----------           -----------
    Net income                                                          $      1.22           $      0.67           $      0.35
                                                                        ===========           ===========           ===========

DILUTED EARNINGS PER COMMON SHARE:
    Continuing operations                                               $      1.15           $      0.68           $      0.34
    Extraordinary item                                                         0.04                 (0.01)                   --
    Cumulative effect of a change in accounting principle                        --                 (0.03)                   --
                                                                        -----------           -----------           -----------
    Net income                                                          $      1.19           $      0.64           $      0.34
                                                                        ===========           ===========           ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING:

    Basic                                                                   199,099               196,276               201,885
                                                                        ===========           ===========           ===========
    Diluted                                                                 204,639               204,058               205,501
                                                                        ===========           ===========           ===========












       THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN
                       INTEGRAL PART OF THESE STATEMENTS.

                        IVAX CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)


                                                                                                Accumulated
                                          Common Stock                                            Compre-
                                     ---------------------   Capital in                           hensive
                                     Number of                Excess of      Put     Retained      Income
                                       Shares     Amount      Par Value    Options   Earnings      (loss)        Total
                                     --------    ---------   ----------    -------   ---------  -----------    ---------
BALANCE, January 1, 1999              114,835    $  11,484    $ 453,293    $    --   $    (700)   $ (10,869)   $ 453,208
  Comprehensive income:
   Net income                              --           --           --         --      70,722           --       70,722
   Translation adjustment                  --           --           --         --          --      (16,077)     (16,077)
   Unrealized net gain on
     available-for-sale equity
     securities, net of tax                --           --           --         --          --           86           86
                                                                                                               ---------
      Comprehensive income                                                                                        54,731
  Exercise of stock options             1,263          126       12,098         --          --           --       12,224
  Repurchase and retirement of
   common stock                       (14,851)      (1,485)    (219,913)        --          --           --     (221,398)
  Shares issued in acquisitions           243           24        4,976         --          --           --        5,000
  Premium received on put options          --           --        2,079         --          --           --        2,079
  Put options issued - temporary
   equity                                  --           --      (20,188)        --          --           --      (20,188)
  Warrants issued                          --           --        4,875         --          --           --        4,875
  Pre-acquisition earnings of
   acquired company                        --           --           --         --       1,667           --        1,667
  Value of stock options issued
   to non-employees                        --           --          173         --          --           --          173
  Effect of 3-for-2 stock split        50,745        5,075       (5,075)        --          --           --           --
                                    ---------    ---------    ---------    -------   ---------    ---------    ---------
BALANCE, December 31, 1999            152,235       15,224      232,318         --      71,689      (26,860)     292,371
  Comprehensive income:
   Net income                              --           --           --         --     131,044           --      131,044
   Translation adjustment                  --           --           --         --          --      (27,125)     (27,125)
   Unrealized net gain on
     available-for-sale equity
     securities, net of tax                --           --           --         --          --            5            5
                                                                                                               ---------
      Comprehensive income                                                                                       103,924
  Exercise of stock options             3,586          358       34,726         --          --           --       35,084
  Tax effect of option exercises           --           --       25,469         --          --           --       25,469
  Employee stock purchases                 24            2          515         --          --           --          517
  Repurchase and retirement of
   common stock                        (1,473)        (147)     (51,450)        --          --           --      (51,597)
  Convertible debt conversion           2,050          205       43,808         --          --           --       44,013
  Shares issued in acquisitions         2,415          242       86,680         --          --           --       86,922
  Premium received on put options          --           --       11,259         --          --           --       11,259
  Put options issued - temporary
   equity                                  --           --      (64,315)        --          --           --      (64,315)
  Pre-acquisition earnings of
   acquired company                        --           --           --         --         473           --          473
  Effect of 5-for-4 stock split        39,709        3,971       (3,971)        --          --           --           --
                                    ---------    ---------    ---------    -------   ---------    ---------    ---------
BALANCE, December 31, 2000            198,546       19,855      315,039         --     203,206      (53,980)     484,120



                                   (Continued)

                        IVAX CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)
                                 (Continuation)

                                                                                                     Accumulated
                                              Common Stock                                              Compre-
                                          ----------------------   Capital in                           hensive
                                          Number of                Excess of      Put      Retained      Income
                                            Shares      Amount      Par Value    Options   Earnings      (loss)        Total
                                          --------     ---------   ----------    -------   ---------  -----------    ---------
BALANCE, December 31, 2000                198,546       19,855      315,039           --      203,206     (53,980)     484,120
  Comprehensive income:
   Net income                                  --           --           --           --      243,263          --      243,263
   Translation adjustment                      --           --           --           --           --     (57,613)     (57,613)
   Unrealized net gain on
     available-for-sale equity
     securities and derivatives,
     net of tax                                --           --           --           --           --       1,081        1,081
                                                                                                                     ---------
      Comprehensive income                                                                                             186,731
  Exercise of stock options                 1,531          153       13,870           --           --          --       14,023
  Tax benefit of option exercises              --           --       18,001           --           --          --       18,001
  Employee stock purchases                     38            4          823           --           --          --          827
  Repurchase and retirement of
   common stock                            (6,779)        (678)    (146,634)      (7,785)          --          --     (155,097)
  Shares issued in acquisitions             2,873          287       79,963           --           --          --       80,250
  Reclassification of put options
   from temporary equity                       --           --           --       84,503           --          --       84,503
  Put options issued - net of
   premium received                            --           --      (74,202)      79,025           --          --        4,823
  Expired put options                          --           --       80,608      (80,608)          --          --           --
  Shares issued to settle put options         314           31       40,454      (40,485)          --          --           --
  Value of stock options issued to
   non-employees                               --           --          173           --           --          --          173
                                          -------    ---------    ---------    ---------    ---------   ---------    ---------
BALANCE, December 31, 2001                196,523    $  19,652    $ 328,095    $  34,650    $ 446,469   $(110,512)   $ 718,354
                                          =======    =========    =========    =========    =========   =========    =========








       THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN
                       INTEGRAL PART OF THESE STATEMENTS.

                        IVAX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                          Year Ended December 31,
                                                                             ---------------------------------------------
                                                                                2001             2000              1999
                                                                             ---------         ---------         ---------
Cash flows from operating activities:
    Net income                                                               $ 243,263         $ 131,044         $  70,722
    Adjustments to reconcile net income to net cash
       flows from operating activities:
       Restructuring accrual (reversal)                                            343            (4,535)             (612)
       Depreciation and amortization                                            52,158            32,948            29,108
       Deferred tax benefit                                                    (43,645)          (29,084)           (4,910)
       Tax effect of stock option exercises                                     18,001            25,469                --
       Provision for doubtful accounts                                           1,143              (132)            4,147
       Provision for inventory obsolescence                                     25,397            12,801            16,696
       Minority interest in earnings                                              (344)              608             2,085
       Equity in earnings of unconsolidated affiliates                          (1,070)             (849)             (446)
       Gain on sale of marketable securities                                    (3,807)               --                --
       Gain on sale of product rights                                          (13,792)           (7,175)          (13,033)
       (Gains) losses on sale of assets, net                                   (12,328)             (310)              338
       (Gains) losses on extinguishment of debt                                 (7,120)            2,254              (593)
       Cumulative effect of a change in accounting principle                        --             6,471                --
       Income from discontinued operations                                          --                --              (585)
       Changes in operating assets and liabilities:
          Accounts receivable                                                  (37,643)          (45,111)           (9,195)
          Inventories                                                          (45,920)          (44,254)          (33,327)
          Other current assets                                                 (34,680)            1,143             6,785
          Other assets                                                           3,059            (5,306)            1,266
          Accounts payable, accrued expenses and other
              current liabilities                                               58,365             6,941            (3,038)
          Other long-term liabilities                                           (2,343)           (2,242)           (3,310)
       Net operating activities of discontinued operations                          --                --               585
                                                                             ---------         ---------         ---------
          Net cash flows from operating activities                             199,037            80,681            62,683
                                                                             ---------         ---------         ---------

Cash flows from investing activities:
    Proceeds from sale of product rights                                        13,792             7,175            13,033
    Capital expenditures                                                       (73,484)          (49,955)          (42,685)
    Proceeds from sales of assets                                               41,668             1,350               932
    Acquisitions of patents, trademarks, licenses and other
       intangibles                                                            (133,864)           (1,537)             (903)
    Acquisitions of businesses, net of cash acquired                          (465,820)          (11,497)           (8,345)
    Investment in affiliates                                                   (14,385)           (5,137)              465
    Purchases of marketable securities                                        (378,176)          (82,734)               --
    Proceeds from sales of marketable securities                               304,955             6,000                --
                                                                             ---------         ---------         ---------
       Net cash flows from investing activities                               (705,314)         (136,335)          (37,503)
                                                                             ---------         ---------         ---------

Cash flows from financing activities:
    Borrowings on long-term debt and loans payable                             723,818           254,048            53,059
    Payments on long-term debt and loans payable                               (95,533)          (53,495)          (34,956)
    Exercise of stock options and employee stock purchases                      14,850            35,601            12,224
    Repurchase of common stock, net of put option premium                     (150,274)          (40,338)         (219,319)
                                                                             ---------         ---------         ---------
       Net cash flows from financing activities                                492,861           195,816          (188,992)
                                                                             ---------         ---------         ---------

Effect of exchange rate changes on cash and cash equivalents                    16,658            (6,776)           (3,373)
                                                                             ---------         ---------         ---------
Net increase (decrease) in cash and cash equivalents                             3,470           133,386          (167,185)
Cash and cash equivalents at the beginning of the year                         174,794            41,408           208,593
                                                                             ---------         ---------         ---------
Cash and cash equivalents at the end of the year                             $ 178,264         $ 174,794         $  41,408
                                                                             =========         =========         =========



                                  (Continued)

                        IVAX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                 (Continuation)

                                                                                          Year Ended December 31,
                                                                             ---------------------------------------------
                                                                                2001             2000              1999
                                                                             ---------         ---------         ---------

Supplemental disclosures:
    Interest paid, net of capitalized interest                               $  12,563         $  10,311         $   4,572
                                                                             =========         =========         =========
    Income tax payments                                                      $  50,890         $  20,355         $   3,913
                                                                             =========         =========         =========

Supplemental schedule of non-cash investing and financing activities:

       Information with respect to acquisitions which were accounted for under the purchase method of accounting is summarized as follows:

Fair value of assets acquired                                                $ 238,862         $  24,712         $  12,308
Liabilities assumed                                                           (180,834)          (10,154)           (3,941)
                                                                             ---------         ---------         ---------
                                                                                58,028            14,558             8,367
Reduction of minority interest                                                      --             9,832             7,046
                                                                             ---------         ---------         ---------
Net assets acquired                                                             58,028            24,390            15,413
                                                                             ---------         ---------         ---------

Purchase price:
    Cash, net of cash acquired                                                 459,788            11,359             8,345
    Acquisition costs                                                            6,365               138                --
    Fair market value of stock and options issued                               79,750            86,922             5,000
                                                                             ---------         ---------         ---------
    Total                                                                      545,903            98,419            13,345
                                                                             ---------         ---------         ---------

Goodwill                                                                     $ 487,875         $  74,029         $  (2,068)
                                                                             =========         =========         =========


 See Note 7, Debt, for information with respect to non-cash conversion of 6.5% Convertible Subordinated Notes in 2000.


       THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN
                       INTEGRAL PART OF THESE STATEMENTS.

                        IVAX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

(1) ORGANIZATION:

         IVAX Corporation is a multinational company engaged in the research, development, manufacture and marketing of pharmaceutical products. These products are sold primarily to customers within the United States, the United Kingdom and Latin America. All references to "IVAX" mean IVAX Corporation and its subsidiaries unless otherwise required by the context.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of IVAX Corporation and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in affiliates representing 20% to 50% ownership interests are recorded under the equity method of accounting. Investments in affiliates representing less than 20% ownership interests are recorded at cost. The minority interest held by third parties in majority owned subsidiaries is separately stated. Certain amounts presented in the accompanying consolidated financial statements for prior periods have been reclassified to conform to the current period's presentation. Included in the consolidated financial statements are the financial results of IVAX International, B.V., a wholly-owned subsidiary of IVAX.

         USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. IVAX' actual results in subsequent periods may differ from the estimates and assumptions used in the preparation of the accompanying consolidated financial statements. Significant estimates include amounts for accounts receivable exposures, deferred tax asset allowances, inventory reserves, environmental reserves, litigation, restructuring costs and sales returns and allowances, including chargebacks, rebates, returns and shelf-stock adjustments, and the useful lives of intangible assets. Management periodically evaluates estimates used in the preparation of the financial statements and makes changes on a prospective basis when adjustments are necessary.

         CASH AND CASH EQUIVALENTS - IVAX considers all investments with a maturity of three months or less as of the date of purchase to be cash equivalents.

         MARKETABLE SECURITIES - Short-term investments in marketable debt securities generally mature between three months and three years from date of purchase or are auction rate securities with final maturities longer than three years, but with interest rate auctions occurring every 28 or 35 days. These short-term marketable securities consist primarily of taxable municipal bonds, corporate bonds, government agency securities and commercial paper. It is IVAX' intent to maintain a liquid portfolio to take advantage of investment opportunities; therefore most securities are deemed short-term, are classified as available for sale securities and are recorded at market value using the specific identification method. Unrealized gains and losses, net of tax, are reflected in "Accumulated other comprehensive loss" in the accompanying consolidated balance sheets. Realized gains and losses are included in "Other income" in the accompanying consolidated statement of operations using the specific identification method.

         At December 31, 2001 and 2000, IVAX held marketable securities which it classified as short-term, available for sale. Based on quoted market prices, the securities are stated at fair value of $154,842 and $76,734, respectively. Net unrealized gains/(losses) of $796 and $0 at December 31, 2001 and 2000, respectively, are included in "Accumulated other comprehensive loss" in the accompanying consolidated balance sheets.

         LONG-TERM INVESTMENTS - IVAX has investments in three marketable securities that it deems long-term, available for sale, which are marked to market value using the specific identification method and two investments in limited investment partnerships. Investments in limited investment partnerships representing greater than 5% ownership interests are adjusted to market value; otherwise, they are carried at cost. These investments are included in "Other assets" in the accompanying consolidated balance sheets. Unrealized gains and losses, net of tax, are reflected in "Accumulated other comprehensive loss" in the accompanying consolidated balance sheets. Realized gains and losses are included in "Other income" in the accompanying consolidated statement of operations using the specific identification method.

         INVENTORIES - Inventories are stated at the lower of cost (first-in, first-out) or market. Components of inventory cost include materials, labor and manufacturing overhead. In evaluating whether inventory is stated at the lower of cost or market, management considers such factors as the amount of inventory on hand, estimated time required to sell such inventory, remaining shelf life of the inventory and current market price of the inventory. Reserves are provided as appropriate.

         Inventories consist of the following:

                                                        December 31,
                                                   ------------------------
                                                     2001           2000
                                                   --------        --------
          Raw materials                            $110,443        $ 72,991
          Work-in-process                            34,820          27,683
          Finished goods                            108,208          78,236
                                                   --------        --------
             Total inventories                     $253,471        $178,910
                                                   ========        ========


         PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are carried at cost less accumulated depreciation and amortization and consist of the following:


                                                                       December 31,
                                                                ------------------------
                                                                  2001            2000
                                                                --------        --------
         Land                                                   $ 22,535        $ 14,116
         Buildings and improvements                              188,590         160,942
         Machinery and equipment                                 221,243         167,203
         Furniture and computer equipment                         63,822          50,644
         Construction in process                                  25,025           7,093
                                                                --------        --------
            Total cost                                           521,215         399,998
         Less: Accumulated depreciation and amortization         164,911         149,146
                                                                --------        --------
            Property, plant and equipment, net                  $356,304        $250,852
                                                                ========        ========


         Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows: buildings and improvements (10
- 40 years), machinery and equipment (3 - 20 years) and furniture and computer equipment (2 - 10 years). Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or their estimated useful lives. Costs of major additions and improvements are capitalized and expenditures for maintenance and repairs that do not extend the life of the assets are expensed. Upon sale or disposition of property, plant and equipment, the cost and related accumulated depreciation or amortization are eliminated from the accounts and any resulting gain or loss is credited or charged to operations. Depreciation expense was $31,547, $23,510 and $25,560 during 2001, 2000 and 1999, respectively.

         CAPITALIZATION OF SOFTWARE DEVELOPMENT COSTS - Costs associated with software developed or obtained for internal use are capitalized when (1) the preliminary project stage is completed and (2) management has authorized further funding for the project, it is probable that the project will be completed and the software will be used for the intended purpose. Costs capitalized include
(1) external direct costs of materials and services consumed (2) payroll and payroll-related costs for employees directly associated with or who devote time to the project and (3) interest costs incurred while developing the software. Upgrades and enhancements that add functionality are capitalized. Costs of training, maintenance, data conversion and nonspecific upgrades and enhancements are expensed.

         CAPITALIZATION OF INTEREST - During 2001 and 2000, IVAX capitalized $940 and $148 of interest costs on certain software development projects.

         INTANGIBLE ASSETS - Intangible assets are carried at cost less accumulated amortization and consist of the following:

                                                            December 31,
                                                     ------------------------
                                                       2001            2000
                                                     --------        --------
          Goodwill                                   $506,737        $ 84,450
          Patents and related licenses                 77,076          55,398
          Trademarks                                  135,206           2,483
          Licenses and other intangibles               22,768           6,714
                                                     --------        --------
             Total cost                               741,787         149,045
          Less: Accumulated amortization               52,231          31,874
                                                     --------        --------
             Intangible assets, net                  $689,556        $117,171
                                                     ========        ========

         Effective July 1, 2001, IVAX adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, relating to the amortization of goodwill. Goodwill of companies acquired prior to June 30, 2001, was amortized through December 31, 2001. Amortization of goodwill of companies acquired after June 30, 2001, is no longer allowed. Effective January 1, 2002, all goodwill amortization ceases and goodwill must be evaluated for impairment annually.

         During 2001, patents, trademarks, licenses and other intangibles were amortized using the straight-line method over their respective estimated lives (ranging from 3 - 20 years). As of December 31, 2001, the weighted average life of patents, trademarks, licenses and other intangibles was 16.4 years. Effective January 1, 2002, patents, trademarks, licenses and other intangible assets with finite lives will be amortized, while those with indefinite lives ($22,148 as of December 31, 2001) will not be amortized, but tested annually for impairment. Amortization expense was $20,611, $9,439 and $3,548 during 2001, 2000 and 1999, respectively.

         During 2001, IVAX acquired a license to the patent rights to develop and market talampanel for $10,000 and the worldwide rights to loteprednol for $500. Also during 2001, IVAX acquired the Nasarel/Nasalide patents and tradename from Elan Corporation for $121,037. The fair values of the Nasarel assets acquired comprised $106,037 in tradename, $3,600 patent, $11,400 for customer contracts with lives of 20 years, 4.6 years and 10 years, respectively. In addition, IVAX issued 17 shares of its common stock valued at $500 and paid cash of $793 to acquire a patent in 2001.

         IMPAIRMENT OF LONG-LIVED ASSETS - IVAX continually evaluates whether events and circumstances have occurred that indicate that the remaining estimated useful life of long-lived assets may require revision or that the remaining net book value may not be recoverable. When factors indicate that an asset may be impaired, IVAX uses various methods to estimate the asset's future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized based on the excess of the carrying amount over the estimated fair value of the asset. Any impairment amount is charged to operations.

         FOREIGN CURRENCIES - IVAX' operations include subsidiaries which are located outside of the United States. Assets and liabilities as stated in local currencies are translated at the rate of exchange prevailing at the balance sheet date. The gains or losses that result from this process are shown in "Accumulated other comprehensive income (loss)" in the accompanying consolidated balance sheets. Amounts in the statements of operations are translated at the average rates for the period. Foreign currency translation gains and losses arising from cash transactions are credited to or charged against current earnings. Elmor is located in Venezuela, which was considered a hyperinflationary economic environment through June 30, 2001. Its local currency financial statements were remeasured into the U.S. dollar by translating monetary assets and liabilities at the current exchange rate, non-monetary assets and expenses related to non-monetary assets at the historical rates, and revenues and expenses at the average exchange rate in effect during the year. The resulting translation adjustment was included in the results of operations.

         FINANCIAL INSTRUMENTS - The carrying amounts of cash and cash equivalents, accounts receivable, loans payable and accounts payable approximate fair value due to the short maturity of the instruments and reserves for potential losses, as applicable. The disclosed fair value of marketable securities, other assets and long-term debt is estimated using quoted market prices, whenever available, or an appropriate valuation method (See Note 6, Investments In and Advances to Unconsolidated Affiliates, and Note 7, Debt).

         IVAX does not speculate in the foreign exchange market. IVAX may, however, from time to time, manage exposures that arise in the normal course of business related to fluctuations in foreign currency rates by entering into foreign exchange forward contracts. IVAX enters into these contracts with counterparties that it believes to be creditworthy and does not enter into any leveraged derivative transactions. Gains and losses on these contracts are included in the consolidated statements of operations as they arise. Costs associated with entering into these contracts are amortized over the contracts' lives, which typically are less than one year. IVAX held foreign exchange forward contracts with notional principal amounts of $68,681 at December 31, 2001, which mature in January 2002 through July 2002, and $27,621 at December 31, 2000, which matured in January 2001 through December 2001.

         Prior to its acquisition by IVAX, Lab Chile engaged in a partial hedge of its then $63,000 U.S. dollar denominated loans against a possible devaluation of the Argentine peso, by entering into forward contracts in early 2001, to purchase $55,000 U.S. dollars at contract prices ranging from 1.0405 pesos to
1.0412 pesos with expiration dates in January 2002. If the contracts expired unexercised, a fee of $2,247 would be paid. Due to the lack of liquidity in the currency forwards market in Argentina on July 5, 2001, (the date IVAX acquired Lab Chile), the most reliable indicator of fair value was the amortized amount of the original contract fee. Accordingly, these contracts were recorded as an asset and a liability at the original contract fee amount and the asset was amortized over the life of the contracts. Due to the devaluation of the Argentine peso and the Argentine government halting foreign exchange transactions from mid-December 2001 through approximately January 11, 2002, the contracts were valued at December 31, 2001, at the negotiated amounts at which the contracts were settled during January 2002 resulting in a pretax gain of $21,655 being recorded at December 31, 2001, which is recorded in other income.

         In addition, IVAX has short-term intercompany balances that are denominated in foreign currencies. A portion of these balances are hedged, from time to time, using foreign exchange forward contracts, and gains and losses on these contracts are included in the consolidated statements of operations as they arise. For the years ended December 31, 2001, 2000 and 1999, IVAX recorded net foreign exchange transaction losses of $9,856, $2,297 and $2,934, respectively, which are included in "Other income, net" in the accompanying consolidated statements of operations. Approximately $19,014 of the currency losses during 2001 related to bank and other liabilities denominated in currencies foreign to the Argentine operations. Due to the devaluation of the Argentine peso and the lack of foreign exchange transactions from mid-December 2001 through approximately January 11, 2002, IVAX translated the Argentine December 31, 2001, balance sheets and the Argentine foreign currency liabilities using an exchange rate of 1.6 pesos, which is the rate closest to the weighted average rate at which the forward contracts were settled, within the range of rates obtained when foreign exchange transactions were allowed to resume by the Argentine government in January 2002.

         CONCENTRATION OF CREDIT RISK - IVAX sells a significant amount of United States brand equivalent pharmaceutical products to a relatively small number of drug wholesalers and retail drug chains, which represents an essential part of the distribution chain of pharmaceutical products in the United States. IVAX monitors the creditworthiness of its customers and reviews outstanding receivable balances for collectibility on a regular basis and records allowances for bad debts as necessary.

         IVAX follows an investment policy that limits investments in individual issuers, generally, to the lesser of $10,000 or 10% of program size, that meet certain minimum credit rating and size requirements.

         REVENUE RECOGNITION - Revenues and the related cost of sales are recognized at the time product is shipped. Net revenues are comprised of gross revenues less provisions for expected customer returns, inventory credits, discounts, promotional allowances, volume rebates, chargebacks and other allowances. These sales provisions totaled $433,653, $215,433 and $121,286 in the years ended December 31, 2001, 2000 and 1999, respectively. The reserve balances related to these provisions included in "Accounts receivable, net of allowances for doubtful accounts" and "Accrued expenses and other current liabilities" in the accompanying consolidated balance sheets totaled $115,752 and $88,955, respectively, at December 31, 2001 and $51,080 and $63,448, respectively, at December 31, 2000.

         The custom in the pharmaceutical industry is generally to grant customers the right to return purchased goods. In the brand equivalent pharmaceutical industry, this custom has resulted in a practice of suppliers issuing inventory credits (also known as shelf-stock adjustments) to customers based on the customers' existing inventory following decreases in the market price of the related brand equivalent pharmaceutical product. The determination to grant a credit to a customer following a price decrease is generally at the discretion of IVAX, and generally not pursuant to contractual agreements with customers. These credits allow customers with established inventories to compete with those buying products at the current market price, and allow IVAX to maintain shelf space, market share and customer loyalty.

         Provisions for estimated returns, inventory credits and chargebacks, as well as other sales allowances, are established by IVAX concurrently with the recognition of revenue. The provisions are established in accordance with accounting principles generally accepted in the United States based upon consideration of a variety of factors, including actual return and inventory credit experience for products during the past several years by product type, the number and timing of regulatory approvals for the product by competitors of IVAX (both historical and projected), the market for the product, expected sell-through levels by IVAX' wholesaler customers to customers with contractual pricing arrangements with

IVAX, estimated customer inventory levels by product and projected economic conditions. Actual product returns and inventory credits incurred are, however, dependent upon future events, including price competition and the level of customer inventories at the time of any price declines. IVAX continually monitors the factors that influence the pricing of its products and customer inventory levels and makes adjustments to these provisions when management believes that actual product returns, inventory credits and other allowances may differ from established reserves.

         Royalty and license fee income are recognized when obligations associated with earning the royalty or licensing fee have been satisfied and are included in "Net revenues" in the accompanying consolidated statements of operations. Net revenues in 2001, 2000 and 1999 included $879, $1,820 and $1,214, respectively, of royalties under license agreements. Through 1999, IVAX' accounting policy was to immediately recognize as revenue such cash payments that are nonrefundable or where the probability of refund is remote. As a result of SEC Staff Accounting Bulletin ("SAB") No. 101, IVAX revised its accounting policy to defer up-front payments, whether or not they are refundable, and recognizes them in income over the license period. Where IVAX expends resources to achieve milestones, IVAX recognizes the milestone payments in income currently. The total amortization of up-front payments and current recognition of milestones is limited to nonrefundable provisions of the contract. Other revenues in 2001 and 2000 included $879 and $1,725, respectively, of amortization of revenue deferred in accordance with SAB No. 101.

         Shipping and handling fees billed to customers are recognized in net revenues. Shipping and handling costs are included in cost of sales.

         LEGAL COSTS - Legal charges are recorded for the costs anticipated to be incurred in connection with litigation and claims against IVAX when management can reasonably estimate these costs.

         RESEARCH AND DEVELOPMENT COSTS - Research and developments costs related to future products are expensed currently.

         SALE OF SUBSIDIARY STOCK - IVAX elected income statement recognition as its accounting policy for sales of subsidiary stock. Accordingly, gains and losses on sales are recorded in "Other income" in the consolidated statement of operations.

         INCOME TAXES - The provision for income taxes is based on the consolidated United States entities' and individual foreign companies' estimated tax rates for the applicable year. Deferred taxes are determined utilizing the asset and liability method based on the estimated future tax effects of differences between the financial accounting and tax bases of assets and liabilities under the applicable tax laws. Deferred income tax provisions and benefits are based on the changes in the deferred tax asset or tax liability from period to period (See Note 9, Income Taxes).

         EARNINGS PER COMMON SHARE - A reconciliation of the denominator of the basic and diluted earnings per share computation is as follows:


                                                                        Year Ended December 31,
                                                                  -------------------------------------
                                                                   2001           2000           1999
                                                                  -------        -------        -------
Basic weighted average number of shares outstanding               199,099        196,276        201,885
Effect of dilutive securities - stock options and warrants          5,540          7,782          3,616
                                                                  -------        -------        -------
Diluted weighted average number of shares outstanding             204,639        204,058        205,501
                                                                  =======        =======        =======
Not included in the calculation of diluted earnings per
    share because their impact is antidilutive:
    Stock options outstanding                                       2,784            206          3,974
    Convertible debt                                               24,891          8,412          2,579
    Put options                                                        --          3,050          2,813


         ACCUMULATED OTHER COMPREHENSIVE LOSS - Other comprehensive loss ("OCL") refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States are excluded from net income as these amounts are recorded directly as an adjustment to shareholders' equity. Accumulated other comprehensive loss is comprised of the cumulative effects of foreign currency translation and unrealized gains on available for sale equity securities.

         STOCK-BASED COMPENSATION PLANS - As permissible under SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, IVAX accounts for all stock-based compensation arrangements using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, as interpreted by Financial Accounting Standards Board Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION, and discloses pro forma net earnings and earnings per share amounts as if the fair value method had been adopted. Accordingly, no compensation cost is recognized for stock option awards granted to employees at or above fair market value. Pro forma net earnings and earnings per share amounts are presented in Note 11, Shareholders' Equity.

         CHANGES IN ACCOUNTING PRINCIPLE - SAB No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS, was adopted for up-front licensing fees during the fourth quarter of 2000, resulting in a cumulative change in accounting principle charge of $6,471, or $.03 per share, net of tax benefit of $2,773, recorded as of the beginning of the first quarter of 2000. The offsetting impact was recorded in deferred revenue that will be recognized in income through 2011. IVAX amortized $879 and $1,725 of this deferred revenue to income during 2001 and 2000, respectively.

         RECENTLY ISSUED ACCOUNTING STANDARDS - Effective July 1, 2001, IVAX adopted SFAS No. 141, BUSINESS Combinations, which addresses the financial accounting and reporting for business combinations. It supersedes APB Opinion No. 16, BUSINESS COMBINATIONS, and SFAS No. 38, ACCOUNTING FOR PRE-ACQUISITION CONTINGENCIES OF PURCHASED ENTERPRISES. All business combinations under the scope of this statement must be accounted for using the purchase method of accounting. This statement applies to all business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 did not have a material impact on IVAX' financial condition or results of operations. On January 1, 2002, IVAX will reverse the $4,200 of negative goodwill recorded in the balance sheet as of December 31, 2001, through a cumulative effect of a change in accounting principle; thereby increasing net income by this amount for the 2002 first quarter and year.

         SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, INTANGIBLE ASSETS. It addresses accounting for intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. It also addresses accounting for goodwill and other intangible assets after they have been initially recognized in the financial statements. Intangible assets that have indefinite lives and goodwill will no longer be amortized, but rather must be tested at least annually for impairment using fair values. Intangible assets that have finite useful lives will be amortized over their estimated useful lives. The statement is effective in fiscal years beginning after December 15, 2001; except that goodwill and intangible assets acquired after June 30, 2001, are subject immediately to the non-amortization and amortization provisions of this statement. Accordingly, no goodwill amortization was recorded related to the July 5, 2001, acquisition of Lab Chile. In addition, amortization of goodwill acquired prior to June 30, 2001, will cease effective January 1, 2002. This will increase net income by approximately $2,000 per quarter, or $8,000 per year. Management is currently evaluating the extent of impairment, if any, of intangible assets with indefinite lives and goodwill, that may need to be recorded, but the effect won't be known until the provisions of SFAS 142 are applied.

         SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal operation of a long-lived asset, except for certain obligations of lessees. It requires that the fair value of an asset retirement obligation be recognized as a liability in the period in which it is incurred if a reasonable estimate can be made and that the associated retirement costs be capitalized as part of the carrying amount of the long-lived asset. It is effective for fiscal years beginning after June 15, 2002. Management believes that the impact of adoption of this statement will not be significant.

         SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, and certain provisions of APB Opinion No. 30, REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS, for the disposal of a segment of a business. It also amends ARB No. 51, CONSOLIDATED FINANCIAL STATEMENTS. It establishes a single accounting model for the accounting for a segment of a business accounted for as a discontinued operation that was not addressed by SFAS No. 121 and resolves other implementation issues related to SFAS No. 121. It is effective for fiscal periods beginning after December 15, 2001. Management believes that the impact of adoption of this statement will not be significant.

         EITF Issue No. 00-25, VENDOR INCOME STATEMENT CHARACTERIZATION OF CONSIDERATION PAID TO A RESELLER OF THE VENDOR'S PRODUCTS, is effective for periods beginning after December 15, 2001. It states that consideration paid by a vendor to a reseller should be classified as a reduction of revenues in the income statement unless an identifiable benefit is or will be received from the reseller that is sufficiently separable from the purchase of the vendor's products and the vendor can reasonably estimate the fair value of the benefit. Restatement of prior period amounts is required. Management believes that the impact of adoption will not be significant.

         EITF Issue No. 01-09, ACCOUNTING FOR CONSIDERATION GIVEN TO A CUSTOMER OR A RESELLER OF VENDOR'S PRODUCTS, reconciles EITF Issue No. 00-14, Issue No.3 of EITF Issue No. 00-22 and EITF Issue No. 00-25. It is effective for periods beginning after December 15, 2001. Reclassification of prior period amounts is required. Management believes the impact of adoption will not be significant.

         Effective January 1, 2001, IVAX adopted SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income ("OCI") and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. Certain forecasted transactions are exposed to foreign currency risk. The principal currency hedged was the Irish punt against the British pound. Forward options used to hedge a portion of forecasted international expenses for up to one year in the future are designated as cash flow hedging instruments. The adoption of SFAS No. 133 resulted in a pre-tax increase to OCI of $1.8 million. The increase to OCI is mostly attributable to gains on cash flow hedges. The net derivative gains included in OCI as of January 1, 2001, were reclassified into earnings during the twelve months ended December 31, 2001.

         During the first quarter of 2001, IVAX adopted EITF Issue No. 00-19, ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN, A COMPANY'S OWN STOCK, which addresses the classification and accounting treatment of equity derivative contracts (such as IVAX' put options) as equity instruments (either temporary or permanent) or assets and liabilities. As a result, put options were reclassified from temporary equity to permanent equity. As of December 31, 2001, IVAX had outstanding five freestanding put options for 1,200 shares of IVAX' common stock that were issued in connection with the share repurchase program. The put options bore strike prices ranging from $19.00 to $31.80 and expire from January 2002 through April 2002.

         During the first quarter of 2001, IVAX adopted Issue No.3 of EITF Issue No. 00-22, ACCOUNTING FOR POINTS AND CERTAIN OTHER TIME OR VOLUME BASED SALES INCENTIVE OFFERS AND OFFERS FOR FREE PRODUCTS OR SERVICES TO BE DELIVERED IN THE FUTURE. Final consensus was reached on the recognition, measurement and income statement classification of cash rebates or refunds that are time and volume based. Final consensus has not been reached on four other items under consideration. EITF Issue No. 00-22 requires that cash rebates or refunds redeemable if the customer completes a specified cumulative level of revenue transactions or remains a customer for a specified time period should be recognized as a reduction of revenue based on a systematic and rational allocation of the cost of honoring the rebate or refund earned and claimed to each of the underlying revenue transactions that result in progress toward earning the rebate or refund. The effective date of adoption is fiscal quarters ending after February 15, 2001. The impact of adoption was not significant.

(3) MERGERS AND ACQUISITIONS:

Acquisitions accounted for under Accounting Principles Board Opinion No. 16, BUSINESS COMBINATIONS:

         On February 9, 2001, IVAX indirectly acquired Laboratorios Fustery, S.A. de C.V. ("Fustery"), a Mexican pharmaceutical company, by purchasing the outstanding securities of Fustery's parent, Maancirkel Holding B.V. ("Maancirkel"), a corporation organized under the laws of The Netherlands, from Morcob CVA, an entity organized under the laws of Belgium pursuant to a stock purchase agreement entered into among the parties on October 11, 2000. During the first quarter of 2001, IVAX acquired Maancirkel for 1,656 shares of IVAX' common stock, valued at $60,979, and $57,210 in cash, net of cash acquired. In addition, IVAX paid $94 of other costs. During the second quarter of 2001, in accordance with the stock purchase agreement, IVAX made an additional cash payment of $16,309 in lieu of additional shares, representing contingent consideration based on the market value of IVAX' common stock. During the fourth quarter of 2001, IVAX received $1,376 in cash from Fustery, representing a reduction of the purchase price and goodwill. The fair value of net assets acquired was $27,081 resulting in goodwill of $89,826 being recorded. The purchase price is subject to change based on resolution of the working capital and debt covenant adjustments as specified in the purchase agreement. The operating results of Fustery are included in the consolidated financial statements subsequent to the February 9, 2001, acquisition date.

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

         On March 13, 2001, IVAX acquired Netpharma Scandinavia AB ("Netpharma"), a Swedish pharmaceutical company, for 624 shares of IVAX' common stock, valued at $18,365, other costs of $20 and received cash of $1,036 in excess of cash paid. During the fourth quarter of 2001, 35 shares valued at

$1,285 were returned to IVAX based on violation of covenants, representing a reduction of purchase price and goodwill. In addition, additional shares of IVAX' common stock, valued at $2,052, will be issued contingent on achievement of earnout targets for each of the next two years. If the earnout targets are achieved, the number of additional shares issued will be based on the exchange rate in effect on the payment dates and the average price of IVAX' common stock just prior to April 30, 2002 and 2003. The fair value of net assets acquired was $274, resulting in goodwill of $15,790 being recorded. The operating results of Netpharma are included in the consolidated financial statements subsequent to the March 13, 2001, acquisition date.

         On April 3, 2001, IVAX acquired the remaining 70% of Indiana Protein Technologies, Inc. ("Indiana Protein") that it did not already own. Indiana Protein was previously accounted for as an investment under the equity method of accounting. This additional interest was acquired for $4,122 in cash, net of cash acquired, and other costs of $10, of which $2,500 is subject to an earnout period of 5 years. The fair value of net assets acquired was $37 resulting in goodwill of $4,095 being recorded. The operating results of Indiana Protein are included in the consolidated financial statements subsequent to the April 3, 2001, acquisition date.

Acquisition accounted for under SFAS No. 141:

         During the third quarter of 2001, IVAX acquired 99.9% of the outstanding shares and American Depositary Shares ("ADS") of Laboratorio Chile S.A. ("Lab Chile"), a Chilean pharmaceutical company, in two tender offers for cash. On July 5, 2001, IVAX acquired the shares and ADS' tendered in the first offer. IVAX commenced a second tender offer on July 31, 2001, that expired August 29, 2001, for the remaining outstanding shares of Lab Chile. The total purchase price, including acquisition costs of $6,190 less cash acquired of $13,377, was $387,635. The fair values of assets acquired and liabilities assumed on July 5, 2001 were:

           Current assets, excluding cash acquired                $   74,050
           Property, plant & equipment                                39,588
           Intangible assets                                          27,371
           Other assets                                                2,851
                                                                  ----------
           Total assets                                              143,860
                                                                  ----------
           Current liabilities                                        52,499
           Long-term debt                                             66,077
           Other liabilities                                           1,733
                                                                  ----------
           Total liabilities                                         120,309
                                                                  ----------
           Net assets acquired                                    $   23,551
                                                                  ==========

         Intangible assets included $571 of patents and $5,400 of other intangible assets that are subject to amortization with weighted average lives of 10.0 years and 12.8 years, respectively. Intangible assets also included $21,400 of trademarks that are not subject to amortization as management has determined they have indefinite lives. The fair value of net assets acquired was $23,551, resulting in goodwill of $364,084. IVAX acquired Lab Chile to further its objective of expanding into growing markets. Certain of the factors contributing to the purchase price that resulted in goodwill were Lab Chile's 100 year history and name recognition, being the largest Chilean pharmaceutical company in revenue terms and among the major pharmaceutical companies in Argentina and Peru. The entire balance of goodwill is not deductible for tax purposes. The operating results of Lab Chile are included in the consolidated financial statements subsequent to the July 5, 2001, acquisition date.

         Pro forma information for the above acquisitions as if the purchases occurred on January 1 of each year are presented below.


Period Ended December 31,                                                      Twelve Months
                                                                        ----------------------------
                                                                                (Unaudited)
                                                                        ----------------------------
(In thousands)                                                             2001              2000
                                                                        ----------        ----------
Revenues                                                                $1,330,098        $1,101,115
Income from continuing operations                                          247,988           173,428
Net income                                                                 255,108           164,703
Diluted weighted average shares                                            205,006           206,914
Diluted net income per share                                            $     1.24        $     0.80


         These unaudited pro forma results of operations are not necessarily indicative of results that might have been achieved if the acquisitions had actually occurred on January 1 of the periods presented.

         In connection with the translation of foreign subsidiaries' financial statements to U.S. dollars, IVAX recognized a translation loss related to goodwill of $65,568 in 2001, of which $64,377 relates to the devaluation of the Argentine peso after year-end and is included in the translation adjustment in OCI.

         During 2001, IVAX-CR a.s. (formerly known as Galena, a.s.), IVAX' majority-owned subsidiary in the Czech Republic, acquired 1 share of its own stock for $41. During 2000, IVAX, through its Netherlands subsidiary IVAX International B.V., purchased 238 additional shares of IVAX-CR a.s. The total cost of the shares acquired through open market transactions during 2000 was $8,190. The net book value underlying the shares purchased was $5,362 resulting in goodwill of $2,828 being recorded in the accompanying consolidated balance sheet at December 31, 2000. On September 1, 2000, Galena commenced a tender offer for the 9.26% of the outstanding shares which it did not own. The tender offer was for a period of 60 days. During the second half of 2000, IVAX-CR a.s. acquired 78 shares of its own stock at a cost of $2,753 through the tender offer. The book value of shares repurchased was $4,470 resulting in negative goodwill of $1,717 being recorded in the accompanying balance sheet as of December 31, 2000. During 1999, IVAX paid $4,978 for additional shares of IVAX-CR a.s. which resulted in negative goodwill of $2,068. Prior to these purchases, IVAX owned 74% of the outstanding shares of IVAX-CR-a.s. At December 31, 2001, IVAX owned 98.2% of the outstanding shares of IVAX-CR a.s.

         On June 19, 2000 and August 2, 2000, IVAX acquired, through the acquisition of three holding companies, Elmor, a company located in Caracas, Venezuela for $63,911. Elmor manufactures, markets, and distributes pharmaceutical products in Venezuela. On June 19, 2000, IVAX issued 1,981 shares of IVAX common stock (valued at $55,000) and paid $1,663 in cash, net of cash acquired, for two of the holding companies. On August 1, 2000, IVAX acquired certain other assets utilized in the business of Elmor by the purchase of the third holding company for additional cash of $3,875 and other costs of $35. During 2001, IVAX received $1,673 in cash, representing a reduction in purchase price and goodwill. The fair value of net assets acquired was $13,614, resulting in goodwill of $45,286 which is included in "Intangible assets - net" in the accompanying consolidated balance sheet at December 31, 2000. The goodwill will be amortized over 20 years. The operating results of Elmor are included in the consolidated financial statements subsequent to the June 19, 2000, acquisition date.

         On September 7, 2000, IVAX acquired IVAX Laboratories, Inc. ("Laboratories", formerly Wakefield Pharmaceuticals, Inc.), a U.S. pharmaceutical company located in Georgia, in exchange for 1,038 shares of IVAX common stock (valued at $28,273), $3,649 representing the fair value of stock options granted, $102 of other costs and received $5,120 of cash in excess of cash paid. During 2001, IVAX paid an additional $137 of acquisition costs. The fair value of net assets acquired was $944 resulting in goodwill of $26,096 which is included in "Intangible assets - net" in the accompanying consolidated balance sheet at December 31, 2000. The goodwill will be amortized over 25 years. The operating results of Laboratories are included in the consolidated financial statements subsequent to the September 7, 2000, acquisition date.

         Proforma information for the 2000 acquisitions as if the purchases occurred on January 1 of each year are presented below.

Period Ended December 31,                   Twelve Months
                                       ------------------------
(In thousands)                           2000            1999
                                       --------        --------
Revenues                               $818,547        $704,115
Net income                              129,262          75,482

Diluted weighted average shares         205,700         208,689
Diluted earnings per share             $   0.63        $   0.36

(4) PARTIAL SALE OF IVAX DIAGNOSTICS, INC.:

         On March 14, 2001, IVAX' wholly-owned subsidiary, IVAX Diagnostics, Inc., was merged with b2bstores.com, a non-operating company with approximately $22,285 of cash, resulting in IVAX owning approximately 70% of the newly merged public company. IVAX received 20,000 shares of b2bstores.com common stock in exchange for all of the outstanding shares of IVAX Diagnostics, Inc. and b2bstores.com's name was changed to IVAX Diagnostics, Inc. For accounting purposes, this transaction is treated as a partial sale of IVAX Diagnostics, Inc. in exchange for cash of b2bstores.com. IVAX elected income statement recognition as its accounting policy for sales of subsidiary stock and recorded a gain of $10,278, which is included in "Other income, net" in the consolidated statements of operations. Deferred taxes have not been recorded related to the gain as it represents an outside basis difference and IVAX expects it can recover its investment in IVAX Diagnostics, Inc. tax-free. Also recorded was $1,041 of nondeductible compensation expense from outstanding options under the IVAX Diagnostics, Inc. 1999 Stock Option Plan converting to a fair value plan as a result of the merger. IVAX Diagnostics, Inc. is engaged in the development, manufacture and marketing of diagnostic test kits, reagents and instruments.

(5) SALE OF PRODUCT RIGHTS:

         Royalty and milestone payments from the 1997 sale of rights to Elmiron(R) and certain other urology products in the United States and Canada to ALZA Corporation amounted to $13,792, $7,175 and $13,033 in 2001, 2000 and 1999,
respectively, and are included in other income as additional gain on the sale of product rights. Royalties and milestone payments receivable from ALZA included in "Other current assets" in the accompanying consolidated balance sheets totaled $11,070 and $5,524 at December 31, 2001 and 2000, respectively. IVAX may receive additional royalties and milestone payments from ALZA based on sales of the products during the next few years. A portion of the up-front and milestone payments received and included in other income in prior years, $36,663 as of December 31, 2001, is refundable through December 31, 2003, and then ratably decreases through 2009, if IVAX' patent rights are found to be invalid and a brand equivalent of Elmiron(R) is introduced by another company. IVAX believes the probability of occurrence of these events is remote.

(6) INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES:

         IVAX has ownership interests of 50% or less in various unconsolidated affiliates. At December 31, 2001 and 2000, IVAX' non-marketable investments in these affiliates totaled $10,338 and $10,293, respectively, and are included in "Other assets" in the accompanying consolidated balance sheets. Undistributed earnings of these affiliates, as well as IVAX' equity in their earnings, were not significant in any of the periods presented in the accompanying consolidated financial statements.

(7) DEBT:

         Long-term debt consists of the following:


                                                                                       December 31,
                                                                                 ------------------------
                                                                                   2001           2000
                                                                                 --------        --------
4.5% Convertible Senior Subordinated Notes due 2008.  Interest
    payable semi-annually.  Convertible at the option of the holders into
    16,479 shares of common stock at December 31, 2001 at a
    conversion rate of $40.05 per share.  5.0% effective interest rate           $660,000        $     --
5.5% Convertible Senior Subordinated Notes due 2007.  Interest
    payable semi-annually.  Convertible at the option of the holders into
    8,412 shares of common stock at December 31, 2001 at a
    conversion rate of $29.72 per share. 5.9% effective interest rate             250,000         250,000
International subsidiaries' debt                                                   55,268           4,248
Other                                                                                 417             441
                                                                                 --------        --------
Total long-term debt                                                              965,685         254,689
Less:  Current portion of long-term debt                                           52,199             934
                                                                                 --------        --------
Long-term debt, net of current portion                                           $913,486        $253,755
                                                                                 ========        ========

         During 1999, IVAX repurchased a total of $31,405 of its 6.5% Convertible Subordinated Notes due November 2001. An extraordinary gain of $593 was recorded related to the debt repurchase during the year ended December 31, 1999. On February 9, 2000, IVAX called the remaining $43,661 face value of its 6.5% Convertible Subordinated Notes for redemption. During February 2000, IVAX converted $43,388 face value of the 6.5% Notes into 2,561 shares of IVAX common stock. In addition, IVAX charged $190 of unamortized debt issue cost and credited $815 of interest forfeited on the conversion to "Capital in excess of par value". On March 10, 2000, IVAX redeemed $273 face value of the 6.5% Notes, plus accrued interest, for cash.

         During May 2000, IVAX consummated a private offering of $250,000 of its 5.5% Convertible Senior Subordinated Notes due 2007 pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"), and received net proceeds of approximately $243,750. The 5.5% Notes were registered during the fourth quarter of 2000. The 5.5% Notes are convertible at any time prior to maturity, unless previously redeemed, into 33.6 shares of IVAX' common stock per $1,000 of principal amount of the 5.5% Notes. This ratio results in a conversion price of approximately $29.72 per share. The 5.5% Notes are redeemable by IVAX on or after May 29, 2003. At December 31, 2001, the unamortized debt issue costs related to the 5.5% Notes was $4,869, which is being amortized on a straight line basis to interest expense over the life of the 5.5% Notes.

         During May 2001, IVAX sold $725,000 of its 4.5% Convertible Senior Subordinated Notes due 2008 to UBS Warburg LLC (the "Initial Purchaser"). The Initial Purchaser then sold the 4.5% Notes to Qualified Institutional Buyers pursuant to Rule 144A of the Securities Act to institutional "accredited investors" (as defined in Rule 501 under the Securities Act) in compliance with Regulation D under the Securities Act and to non-U.S. persons outside the United States in compliance with Regulation S. IVAX received net proceeds of approximately $705,742. The 4.5% Notes were initially issued in transactions exempt from registration under the Securities Act; however, as of November 2001, IVAX has registered the resale of the 4.5% Notes by certain noteholders. The 4.5% Notes are convertible at any time prior to maturity, unless previously redeemed, into 24.96875 shares of IVAX' common stock per $1,000 of principal amount of the 4.5% Notes. This ratio results in a conversion price of approximately $40.05 per share. The 4.5% Notes are redeemable by IVAX on or after May 29, 2004. At December 31, 2001, the unamortized debt issue costs related to the 4.5% Notes was $15,888, which is being amortized on a straight line basis to interest expense over the life of the 4.5% Notes.

         During 2001, IVAX repurchased $65,000 face value of the 4.5% Convertible Senior Subordinated Notes due 2008 at a total cost of $52,070, and expensed $1,628 of related debt issuance costs. This resulted in an extraordinary gain on extinguishment of debt of $7,120, net of income taxes of $4,182.

         As of December 31, 2001, the outstanding current portion of long-term debt included $48,000 of U.S. denominated bank debt assumed in the acquisition of Lab Chile. These loans mature between March 2002 and September 2002 and bear interest rates of U.S. dollar Libor plus 0.9% to Libor plus 1.0%.

         Certain of IVAX' international subsidiaries maintain relationships with foreign banks providing short-term lines of credit in the aggregate amount of approximately $28,000 and $17,000 at December 31, 2001 and 2000, respectively. Short-term borrowings totaled $13,249 and $1,877 at December 31, 2001 and 2000, respectively, and are included as "Loans payable" in the accompanying consolidated balance sheets.

         The estimated fair values of long-term notes and debt are as follows:


                                                                          December 31,
                                                                    ------------------------
                                                                      2001            2000
                                                                    --------        --------

         4.5% Convertible Senior Subordinated Notes due 2008        $549,912        $     --
         5.5% Convertible Subordinated Notes due 2007                250,250         311,450
         Other                                                        55,685           4,689
                                                                    --------        --------
         Total                                                      $855,847        $316,139
                                                                    ========        ========


         Fair value of the 4.5% and 5.5% Convertible Subordinated Notes is based on available quoted market prices. Management believes that the carrying amounts of other debt approximate the fair value.

         The stated future maturities of all long-term debt for the next five years and thereafter are approximately $52,199, $941, $174, $31, $34 and $912,306, respectively.

(8) RESTRUCTURING COSTS AND ASSET WRITE-DOWNS:

         In 1999, IVAX substantially ceased manufacturing at its Northvale, New Jersey manufacturing facility. Production from these facilities has been transferred to other IVAX manufacturing facilities. During 2000, as a result of a change in strategy to keep the Northvale, New Jersey pharmaceutical facility operating as back-up capacity in the event of hurricane damage at the Puerto Rico facility, the related restructuring reserves were reversed. Also, during 2000, IVAX was released from certain non-cancelable operating leases associated with its United Kingdom restructuring and the reserves previously established for certain severance payments were determined to be unnecessary resulting in $1,324 of the reversal of restructuring reserves. The credit recorded in 1999 was primarily due to the reversal of a previously recorded reserve for a note receivable and 15% interest in a partnership received as consideration for the 1998 sale of a Ft. Lauderdale, Florida facility. Due to the uncertainty of collectibility, these assets were fully reserved in 1998. In 1999, the note was collected in full, the partnership interest was sold and the reserve against the assets was reversed. During 2000 and 1999, IVAX reversed restructuring costs of $4,535 and $612, respectively.

         During 2001, IVAX incurred $2,024 of restructuring costs, primarily severance, related to the integration of IVAX' Argentine operations with the Argentine operations of Lab Chile, which were expensed when paid. In addition, IVAX recorded $887 of reserves for restructuring the operations of Lab Chile which are included in non-cash activity in 2001 in the table below.

         The components of the restructuring costs, spending and other activity, as well as the remaining restructuring reserve balances at December 31, 2001, 2000 and 1999 are shown in the table below. These restructuring costs are shown as "Restructuring accruals (reversals)" in the accompanying consolidated statements of operations. The restructuring reserve balances are included in "Accrued expenses and other current liabilities" in the accompanying consolidated balance sheets.


                                                                                                                Annual
                                           Employee                          Total              Asset       Restructuring
                                         Termination          Plant       Restructuring         Write-         Accrual
                                           Benefits         Closures         Reserves            Downs        (Reversal)
                                         ------------       --------      -------------         ------      -------------
Balance at January 1, 1999                 $  5,774         $  8,260         $ 14,034
Reversal of restructuring costs and
    asset write-downs charged in
    prior years                                 (73)              --              (73)            (539)       $   (612)
Cash payments during 1999                    (4,264)          (3,539)          (7,803)                              --
Non-cash activities                             123             (298)            (175)                              --
                                           --------         --------         --------                         --------
Balance at December 31, 1999                  1,560            4,423            5,983                             (612)

Reversal of restructuring costs
    charged in prior years                     (628)          (3,907)          (4,535)                          (4,535)
Cash payments during 2000                      (795)            (422)          (1,217)                              --
Non-cash activities                             (27)             525              498                               --
                                           --------         --------         --------                         --------
Balance at December 31, 2000                    110              619              729                           (4,535)

Accrual of (reversal of prior
    year) restructuring costs                 2,395              (28)           2,367                            2,367
Cash payments during 2001                    (2,756)            (344)          (3,100)                              --
Non-cash activities                             718              143              861                               --
                                           --------         --------         --------                         --------
Balance at December 31, 2001               $    467         $    390         $    857                         $  2,367
                                           --------         --------         --------                         --------

(9) INCOME TAXES:

         The provision for income taxes on continuing operations before minority interest consists of the following:


                                                                       Year Ended December 31,
                                                            ------------------------------------------
                                                              2001             2000             1999
                                                            --------         --------         --------
         Current:
             U.S. Federal                                   $ 71,365         $ 25,111         $  6,505
             State                                             4,520              966            1,439
             Puerto Rico and the U.S. Virgin Islands             860              999               81
             Foreign                                          16,783           15,222           11,735
         Deferred                                            (43,645)         (29,084)          (4,910)
                                                            --------         --------         --------
         Total                                              $ 49,883         $ 13,214         $ 14,850
                                                            ========         ========         ========

         The components of income from continuing operations before income taxes and minority interest are as follows:


                                                                 Year Ended December 31,
                                                        ----------------------------------------
                                                          2001            2000          1999
                                                        --------        --------        --------
         United States                                  $198,141        $112,656        $ 43,339
         Puerto Rico and the U.S. Virgin Islands          17,928           4,451           6,874
         Foreign                                          69,613          36,484          36,266
                                                        --------        --------        --------
         Total                                          $285,682        $153,591        $ 86,479
                                                        ========        ========        ========


         A reconciliation of the difference between the expected provision for income taxes using the statutory U.S. Federal tax rate and IVAX' actual provision is as follows:


                                                                                Year Ended December 31,
                                                                      ------------------------------------------
                                                                        2001             2000            1999
                                                                      --------         --------         --------
         Tax using statutory U.S. Federal tax rate at 35%             $ 99,989         $ 53,757         $ 30,268
         Effect of state income taxes                                    2,938               59              833
         Write-down of non-deductible cost in excess of
             net assets of acquired companies                               18               66               63
         Utilization of previously reserved net operating loss
             and tax credit carryforwards                              (29,590)         (29,326)         (18,900)
         Tax effect of intercompany income eliminated on books           7,600           17,500               --
         Reduction of valuation allowance on deferred
             tax assets                                                (11,216)         (31,113)         (11,365)
         Foreign tax rate differential                                 (20,253)          (8,374)          (2,194)
         Effect of Puerto Rico taxes and tollgate                          860              999               81
         Puerto Rico and U.S. possessions tax incentives                (6,275)          (1,558)          (2,406)
         Foreign operating losses not benefited                         13,984           11,290            5,275
         Tax claims and other matters                                   (6,333)          (3,180)           5,094
         Other                                                          (1,839)           3,094            8,101
                                                                      --------         --------         --------
         Total                                                        $ 49,883         $ 13,214         $ 14,850
                                                                      ========         ========         ========


        The domestic current provision was favorably impacted by $29,590, $29,326 and $18,900 during 2001, 2000 and 1999, respectively, from utilization of previously reserved net operating loss ("NOL") and tax credit carryforwards. The 2001 domestic current provision was also favorably impacted by the non-taxable gain on the partial sale of IVAX Diagnostics, Inc. All of the reductions in 2000 and 1999 were used against continuing operations. The current tax provision for 2000 recognized by foreign operations was favorably impacted by $3,180 as a result of the resolution of an Inland Revenue audit in the United Kingdom closing tax years 1992 through 1997. Payment of the current tax provision for the year ended December 31, 2001, for domestic and foreign operations will be reduced by $8,040 and $2,571, respectively, representing the incremental impact of compensation expense deductions associated with non-qualified stock option exercises during the current year. In addition, during 2001 IVAX recorded $7,390 of tax effect of prior years' stock option exercises. These amounts were credited to "Capital in excess of par value". During 2001 and 2000, IVAX recognized $20,000 and $45,000, respectively, U.S. taxable income on the intercompany assignment of a contract. For financial reporting purposes these transactions were eliminated in consolidation.

         During 2001, 2000 and 1999, $11,216, $31,113 and $11,365, respectively, of the valuation allowance previously recorded against the domestic net deferred tax asset were reversed due to management's expectation of increased domestic taxable income in the coming year.

As of December 31, 2001, the domestic net deferred tax asset was $97,619 and the aggregate net deferred tax asset in foreign countries with positive net deferred tax assets was $7,934. The domestic deferred tax asset was approximately 4 percent reserved as of December 31, 2001, approximately 50 percent reserved as of December 31, 2000, and approximately 90 percent reserved as of December 31, 1999. Realization of the net deferred tax assets is dependent upon generating sufficient future domestic and foreign taxable income. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized.

         Deferred taxes arise due to temporary differences in reporting of certain income and expense items for book purposes and income tax purposes. A detail of the significant components of deferred tax assets (liabilities) in the accompanying consolidated balance sheets is as follows:


                                                                                      December 31,
                                                                              -------------------------
                                                                                2001            2000
                                                                              --------         --------
         Accounts receivable allowances                                       $ 70,100         $ 35,781
         Reserves and accruals                                                  16,139           18,221
         Differences in capitalization of inventory costs                          158            1,102
         Other                                                                   3,847              798
         Valuation allowance                                                        --           (7,742)
                                                                              --------         --------
                  Amount included in "Other current assets"                     90,244           48,160
                                                                              --------         --------

         Basis differences on fixed assets                                       3,402            7,013
         Depreciation differences on fixed assets                                3,457            3,828
         Recognition of revenue                                                   (643)            (734)
         Carrying value of long-term assets                                      4,703            1,099
         Other                                                                      --            5,175
         Tax credits                                                             4,326           15,184
         Net operating losses                                                    6,909            8,652
         Valuation allowance                                                    (4,000)         (21,641)
                                                                              --------         --------
                  Amount included in "Other assets"                             18,154           18,576
                                                                              --------         --------

         Other, amount included in "Accrued expenses and other current
                     liabilities"                                                 (514)          (9,841)
                                                                              --------         --------

         Other, amount included in "Other long-term liabilities"               (31,035)          (8,797)
                                                                              --------         --------
                  Net deferred tax asset                                      $ 76,849         $ 48,098
                                                                              ========         ========


         United States income taxes have not been provided on undistributed earnings of foreign subsidiaries, as such earnings are being retained indefinitely by such subsidiaries for reinvestment. The distribution of these earnings would first reduce the domestic valuation allowance before resulting in additional United States income taxes. The cumulative amount of such undistributed earnings is approximately $190,807. Any U.S. tax amounts due would be reduced by allowable foreign tax credits.

         Income from IVAX Pharmaceuticals, Inc.'s Puerto Rico manufacturing operations is subject to certain tax exemptions under the terms of a grant from the Puerto Rican government which will expire in 2017. The grant reduced tax expense by approximately $4,499, $721 and $747 for the years ended December 31, 2001, 2000 and 1999, respectively. Under the terms of the grant, IVAX Pharmaceuticals is required to maintain certain employment levels.

         IVAX has historically received a United States tax credit under Section 936 of the Internal Revenue Code for certain income generated by its Puerto Rico and Virgin Islands operations. For 2001, 2000 and 1999, this credit was approximately $6,275, $1,558 and $2,406, respectively, and completely offset the entire United States tax liability of such operations. In 1996, Congress repealed the Section 936 tax credit and it will be phased out over four years beginning in 2002. Under the current tax law, no tax credit will be available after December 31, 2005.

         At December 31, 2001, IVAX has a limited U.S. NOL carryforward which can be used only at an annual rate of $3,028 and foreign NOL carryforwards which are comprised of:

            Expire                  U.S.                Foreign
            ------                  ----                -------

               2002               $    --               $    --
               2003                    --                 1,800
               2004                    --                 2,600
               2005                 1,799                 7,500
               2006                10,313                 7,500
               2007                 2,733                12,000
               2008                 4,896                 9,100
         Indefinite                    --                26,200
                                  -------               -------
         Total                    $19,741               $66,700
                                  =======               =======

         Minority interest included in the accompanying consolidated statements of operations is net of a provision for income taxes of $(67), $(199) and $(2,122) for the years ended December 31, 2001, 2000 and 1999, respectively.

(10) 401(k) PLANS:

         IVAX' employees within the United States and the Virgin Islands are eligible to participate in a 401(k) retirement plan and Puerto Rico employees are eligible to participate in a 165(e) plan, which permit pre-tax employee payroll contributions (subject to certain limitations) and discretionary employer matching contributions. Total matching contributions (including those of discontinued operations) for the years ended December 31, 2001, 2000 and 1999 were $1,275, $1,092 and $816, respectively.

(11) SHAREHOLDERS' EQUITY:

         AUTHORIZED SHARES - At the June 15, 2000, Annual Meeting of Shareholders, IVAX' shareholders approved an increase in the number of authorized shares of common stock from 250,000 to 350,000. As a result of the 5-for-4 stock split that was approved by the Board of Directors on April 20, 2001, authorized shares have increased from 350,000 to 437,500.

         STOCK SPLITS - On April 20, 2001, IVAX' Board of Directors approved a 5-for-4 stock split effective May 18, 2001, in the form of a stock dividend for shareholders of record on May 1, 2001. "Common stock" was increased and "Capital in excess of par value" was decreased by $3,971 in 2000 to reflect the stock split. On January 14, 2000, IVAX' Board of Directors approved a 3-for-2 stock split effective February 22, 2000, in the form of a stock dividend for shareholders of record February 1, 2000. To reflect the split, common stock was increased and capital in excess of par value was decreased by $5,075 in 1999. All weighted average shares, outstanding shares, per share earnings and price and stock plan data contained in the accompanying consolidated financial statements have been retroactively adjusted to reflect the stock splits.

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

         The 1997 Plan permits the issuance of options to employees and consultants to purchase up to 7,500 shares of IVAX common stock. On February 26, 1999, IVAX' Board of Directors approved an increase to 15,000 shares of IVAX common stock that may be issued under the 1997 Plan. The 1994 Plan permits the issuance of options to employees, non-employee directors and consultants to purchase up to 13,125 shares of IVAX common stock. Both plans provide that the exercise price of the issued options shall be no less than the fair market value of the common stock on the date of grant and that the option terms shall not exceed ten years.

         The following table presents additional information concerning the activity in the stock option plans (number of shares in thousands):


                                               2001                         2000                          1999
                                     ------------------------      ------------------------      ----------------------
                                                    Weighted                     Weighted                     Weighted
                                     Number          Average       Number         Average        Number        Average
                                       of           Exercise         of          Exercise          of          Exercise
                                     Shares           Price        Shares          Price         Shares          Price
                                     ------         ---------      ------        ----------      ------       ----------
Balance at beginning of year         13,685         $   11.88      12,240         $    7.31      16,806         $   7.60
    Granted                           5,097             27.97       6,634             17.63       1,118             7.62
    Exercised                        (1,531)             9.18      (4,483)             7.83      (2,369)            5.16
    Terminated/exchanged               (495)            13.20        (706)            10.68      (3,315)            9.60
                                     ------                        ------                        ------
Balance at end of year               16,756             16.98      13,685             11.88      12,240             7.31
                                     ======                        ======                        ======

Exercisable at December 31,           5,804         $    9.60       4,593         $    7.55       6,658         $   8.66

         The following table summarizes information about fixed stock options outstanding at December 31, 2001 (number of shares in thousands):


                                              Options Outstanding                        Options Exercisable
                               --------------------------------------------------   -------------------------------
                                 Number      Weighted Average         Weighted         Number           Weighted
      Range of                 Outstanding        Remaining            Average       Exercisable         Average
   Exercise Prices             At 12/31/01    Contractual Life     Exercise Price    At 12/31/01     Exercise Price
   ---------------             -----------    -----------------    --------------   ------------     --------------
  $ 0.00  -  $ 3.94                 133              2.8             $   3.62              133           $   3.62
    3.95  -    7.88               4,400              3.6                 5.15            3,233               5.11
    7.89  -   11.82                 618              1.9                10.12              498              10.40
   11.83  -   15.76               3,983              6.1                14.55            1,354              14.37
   15.77  -   19.70               1,663              5.4                18.45              282              18.39
   19.71  -   23.64                 388              5.3                21.71               85              21.66
   23.65  -   27.58               2,434              6.2                26.07                6              25.99
   27.59  -   31.52               2,538              8.5                28.80               98              28.53
   31.53  -   35.46                 361              6.1                34.41               80              34.54
   35.47  -   39.40                 238              6.8                38.21               35              38.56
                                -------                                                -------
                                 16,756              5.6             $  16.98            5,804           $   9.60
                                =======                                                =======


         IVAX' pro forma net income, pro forma net income per common share and pro forma weighted average fair value of options granted, with related assumptions, assuming IVAX had adopted the fair value method of accounting for all stock-based compensation arrangements consistent with the provisions of SFAS No. 123, using the Black-Scholes option pricing model for all options granted after January 1, 1995, are indicated below:


                                                                                    Year Ended December 31,
                                                                      --------------------------------------------------
                                                                          2001                2000               1999
                                                                      -----------         -----------         ----------
Net income as reported                                                    243,263         $   131,044         $   70,722
Pro forma net income                                                      218,844             114,098             66,298
Basic net income per share as reported                                       1.22                0.67               0.35
Pro forma basic net income per share                                         1.10                0.47               0.33
Diluted net income per share as reported                                     1.19                0.64               0.34
Pro forma diluted net income per share                                       1.07                0.45               0.32
Pro forma weighted average fair value of options granted              $     12.03         $      8.31         $     3.24
Expected life (years)                                                         5.6                 5.4                4.1
Risk-free interest rate                                                3.85-5.155%          5.44-6.63%         4.57-6.08%
Expected volatility                                                            30%                 25%                27%
Dividend yield                                                                  0%                  0%                 0%


         As the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. In addition, valuations are based on highly subjective assumptions about the future, including stock price, volatility and exercise patterns.

         EMPLOYEE STOCK PURCHASE PROGRAM - On June 17, 1999, the IVAX Corporation 1999 Employee Stock Purchase Plan ("ESPP") was approved at the Annual Meeting of Shareholders. IVAX' Board of Directors also approved the purchase of common stock in the open market, as needed, for the ESPP. The maximum number of shares available for sale under the ESPP is 5,250 subject to future increases as stated in the plan. The ESPP became effective January 1, 2000, for employees based in the United States and Puerto Rico and allows them to purchase IVAX common stock at 85% of the fair market value on the enrollment date or exercise date, whichever is lower. The maximum amount of stock an employee may purchase in a year is $25 and subsequent resale is restricted as stated in the plan. The ESPP is accounted for as a non-compensatory plan.

         SHARE REPURCHASE PROGRAM - In December 1998, IVAX' Board of Directors approved an increase of 14,063 shares to a total of 23,438 shares of IVAX common stock that may be repurchased. In April, June and November 1999, IVAX' Board of Directors approved increases of 9,375, 2,813 and 9,375 shares, respectively, in the share repurchase program. In August 2000, IVAX' Board of Directors approved an increase of 12,500 shares, bringing the total authorized for repurchase to 57,500 shares. Cumulatively through December 31, 2001, IVAX repurchased 49,742 shares of common stock at a total cost, including commissions, of $494,023. Under Florida law, unless otherwise designated by IVAX' Board of Directors, repurchased shares constitute authorized but unissued shares.

         PUT OPTIONS - During 2001, in connection with the share repurchase program, IVAX issued eight free-standing put options for 1,850 shares, bearing strike prices ranging from $19.00 to $31.50, expiring from November 2001 through April 2002 and collected premiums totaling $4,670 that were credited to "Capital in excess of par value" in the accompanying consolidated balance sheet at December 31, 2001. In addition, IVAX rolled forward (renewed) three put options for 875 shares into two put options for 875 shares prior to expiration, bearing strike prices ranging from $29.80 to $31.80, expiring from May 2001 through January 2002 and collected premiums totaling $153 that were credited to "Capital in excess of par value" in the accompanying consolidated balance sheet at December 31, 2001. In the event the put options are exercised, IVAX may elect to settle by one of three methods: physical settlement by payment in exchange for IVAX shares, net cash settlement or net share settlement. These European style options are exercisable only on the respective expiration dates and would be exercised "in the money" once the strike price per option exceeds the market value of IVAX' common stock on the expiration date of the option.

         Seven free-standing put options for 2,063 shares of IVAX common stock expired unexercised; one of which was issued in 2001 for 200 shares. Five put options were exercised for 1,638 shares by the holders at strike prices ranging from $27.68 to $31.50 during 2001. IVAX elected the physical settlement method upon the exercise of one put option for 281 shares and paid $7,785 in exchange for the underlying shares. IVAX elected the net share settlement method for the exercises of the remaining four put options for 1,356 shares and issued 314 shares of IVAX' common stock in settlement of the obligation.

         At December 31, 2001, IVAX had five put options for 1,200 shares outstanding, bearing strike prices from $19.00 to $31.80, and expiring between January 2002 to April 2002. The maximum potential repurchase obligation under the physical settlement method is $34,650. In the event the put options expire unexercised, the obligation associated with these instruments will be extinguished. At December 31, 2001, the market value of IVAX' common stock was $20.14, which was lower than the strike prices for four outstanding put options for 950 shares with a maximum repurchase obligation under the physical settlement method of $29,900. Under the net settlement method the repurchase obligation would be $10,800.

         During 2001, IVAX repurchased 6,779 shares of its common stock at a total cost, including commissions, of $155,097.

         During 2000, IVAX issued twelve put options for 3,675 shares of its common stock; 625 of which have expired as of December 31, 2000, and collected $11,259 in premiums that were credited to "Capital in excess of par value" in the accompanying consolidated balance sheet at December 31, 2000. Prior to adopting EITF 00-19 in 2001, IVAX reclassified the maximum repurchase obligation under the physical settlement method of $84,503 from "Capital in excess of par value" into a separate temporary equity account "Put options" in the accompanying consolidated balance sheet at December 31, 2000.

         DIAGNOSTICS STOCK OPTION PLAN - Effective June 29, 1999, the Board of Directors of IVAX Diagnostics, Inc., a wholly-owned subsidiary of IVAX at the time, approved the IVAX Diagnostics, Inc. 1999 Stock Option Plan. The plan permits the issuance of options to employees, non-employee directors and consultants of IVAX Diagnostics to purchase up to 2,000 shares of the 50,000 authorized shares of IVAX Diagnostics, Inc. In June and August 1999, non-qualified options of 1,145 shares of common stock were granted to employees of IVAX Diagnostics with an exercise price of $.73 per share, a vesting schedule of 50% at the end of year two, 25% at the end of years three and four and an expiration date of June to August 2006. As of December 31, 2001, options for 1,109 shares of common stock were outstanding.

         CONVERTIBLE DEBT - See Note 7, Debt, for comments regarding convertible subordinated notes.

         DIVIDENDS - IVAX did not pay dividends during the years ended December 31, 2001, 2000 and 1999.

(12) BUSINESS SEGMENT INFORMATION:

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

         The information provided is based on internal reports and was developed and utilized by management for the sole purpose of tracking trends and changes in the results of the regions. The information, including the allocations of expense and overhead, was calculated based on a management approach and may not reflect the actual economic costs, contributions or results of operations of the regions as stand-alone businesses. If a different basis of presentation or allocation were utilized, the relative contributions of the regions might differ but the relative trends would, in management's view, likely not be materially impacted.

         The table below sets forth net revenues and profits in the regional presentation.


                                                 North                               Latin          Corporate           Total
2001                                            America           Europe            America           & Other            IVAX
----                                          -----------       -----------       -----------       -----------       -----------
External net sales                            $   582,471       $   302,569       $   222,444       $    36,554       $ 1,144,038
Intercompany sales                                  2,838            61,267                --           (64,105)               --
Other revenues                                      9,652            55,269             1,740             4,678            71,339
                                              -----------       -----------       -----------       -----------       -----------
Net revenues                                      594,961           419,105           224,184           (22,873)        1,215,377
                                              -----------       -----------       -----------       -----------       -----------

Asset impairment and restructuring                     --               343             2,024                --             2,367

Income (loss) from operations                     200,054            36,795            32,652            (1,612)          267,889

Interest income                                        79             2,981             1,933            16,256            21,249
Interest expense                                      (36)             (999)           (4,506)          (36,250)          (41,791)
Other income/expense                               33,969           (13,152)            4,277            12,171            37,265
Equity earnings of affiliates                          --                --                28             1,042             1,070
Tax provision (benefit)                            75,407             9,438            13,495           (48,457)           49,883

Income from continuing operations before
    minority interest                             158,659            16,187            20,889            40,064           235,799

2000
----
External net sales                            $   319,028       $   278,627       $    62,299       $    39,717       $   699,671
Intercompany sales                                  1,638            28,999                --           (30,637)               --
Other revenues                                     20,573            71,996             1,136                29            93,734
                                              -----------       -----------       -----------       -----------       -----------
Net revenues                                      341,239           379,622            63,435             9,109           793,405
                                              -----------       -----------       -----------       -----------       -----------

Reversal of restructuring accrual                  (3,677)             (858)               --                --            (4,535)

Income from operations                             64,121            39,626             6,570            26,415           136,732

Interest income                                       115             2,219               371            11,281            13,986
Interest expense                                      (20)             (135)              (55)          (14,414)          (14,624)
Other income/expense                               53,633            (3,741)              816           (34,060)           16,648
Equity earnings of affiliates                          --              (210)               --             1,059               849
Tax provision (benefit)                            40,781             9,993             3,120           (40,680)           13,214

Income from continuing operations before
    minority interest                              77,068            27,766             4,582            30,961           140,377

1999
----
External net sales                            $   247,424       $   290,743       $    31,469       $    34,983       $   604,619
Intercompany sales                                    461             8,332                --            (8,793)               --
Other revenues                                     26,761            23,570             1,512                20            51,863
                                              -----------       -----------       -----------       -----------       -----------
Net revenues                                      274,646           322,645            32,981            26,210           656,482
                                              -----------       -----------       -----------       -----------       -----------
Reversal of asset impairment
  and restructuring accrual                        (1,289)              677                --                --              (612)

Income (loss) from operations                      45,745            39,483             2,342           (21,190)           66,380

Interest income                                        95               931                 4             5,112             6,142
Interest expense                                       53              (188)              (84)           (5,337)           (5,556)
Other income/expense                               26,886            (5,157)             (735)           (1,927)           19,067
Equity earnings of affiliates                          --                --                --               446               446
Tax provision (benefit)                             9,129            19,679             1,067           (15,025)           14,850

Income (loss) from continuing operations
    before minority interest                       63,650            15,390               460            (7,871)           71,629


         Subsequent to December 31, 2001, the Argentine peso and Venezuelan bolivar devalued in relation to the United States dollar. The operating results in these currencies will decrease when converted into United States dollars.

         The following table reconciles long-lived assets by geographic region to the consolidated total:


               North                              Latin           Corporate          Total
Year          America           Europe           America           & Other            IVAX
----        ----------        ----------        ----------        ----------        ----------
2001        $  207,608        $  226,071        $  544,638        $  107,826        $1,086,143
2000            60,624           219,701            63,443            46,728           390,496
1999            54,491           207,188             7,413            21,200           290,292

         Long-lived assets exclude the long-term net deferred tax asset included in "Other assets" on the accompanying consolidated balance sheets.

         The following table shows capital expenditures and depreciation/amortization by region:


Region                                       Capital Expenditures                   Depreciation/Amortization
------                             --------------------------------------   ---------------------------------
                                      2001          2000           1999         2001          2000         1999
                                   ----------    ----------    ----------   ----------    ----------     ------
North America                      $   32,491    $   17,510    $    6,386   $   13,324    $   12,357     $   8,005
Europe                                 32,923        31,294        33,588       20,372        15,072        16,446
Latin America                           5,903           429           539       12,763         2,576         1,133

         IVAX sells products in a large number of countries; however, only two countries, the United States and the United Kingdom, have net revenues that are material to consolidated net revenues. Additionally, IVAX has material amounts of long-lived assets in only those two countries. The following table summarizes net revenues based on the location of the third party customer and long-lived assets based on the country of physical location:


                                                    United             United
Geographic Areas:                                   States             Kingdom           Other             Total
-----------------                              -------------      -------------     ------------      -------------
Net revenues                    2001           $     567,507      $     262,037     $    385,833      $   1,215,377
                                2000                 389,055            220,191          184,159            793,405
                                1999                 303,607            229,769          123,106            656,482

Long-lived assets               2001                 317,345            147,891          620,907          1,086,143
                                2000                 106,977            153,021          130,498            390,496
                                1999                  75,569            158,544           56,179            290,292


Net Revenues by Product Type:


                                                                                       Net Revenues
                                                                       ---------------------------------------------
                                                                            2001            2000            1999
                                                                       ------------    ------------     ------------
Proprietary and branded                                                $    528,652    $    377,101     $    255,572
Brand equivalent                                                            686,725         416,304          400,910
                                                                       ------------    ------------     ------------
Total                                                                  $  1,215,377    $    793,405     $    656,482
                                                                       ============    ============     ============


         No single customer accounted for 10% or more of IVAX' consolidated net revenues for any of the three years ended December 31, 2001. Other revenues included in net revenues in the accompanying consolidated statements of operations consist of license fees, royalties, and development service fees. Other revenues include $19,402 during 1999 from the settlement of patent litigation with Abbott Laboratories discussed in Note 13, Commitments and Contingencies.

         In November 1999, IVAX entered into a three-year product collaboration and development services agreement with Bristol-Myers Squibb Company ("BMS") in the areas of inhalation technology and oncology. With respect to inhalation technology, the agreement calls for IVAX and BMS to collaborate to develop one or more of BMS' proprietary molecules using IVAX' patented devices, which BMS would purchase from IVAX. BMS would retain the worldwide rights to market respiratory products containing its compounds. On the oncology side, BMS' Taxol(R) (paclitaxel) is the leading anti-cancer drug in the world, with 2000 sales of approximately $1.6 billion. However, Taxol(R) is an injectable product and is not orally available. As part of the agreement, BMS was granted an option to negotiate, for six months, a license to IVAX' patented system for making paclitaxel orally available, which option expired.

(13) COMMITMENTS AND CONTINGENCIES:

         SALES OF BUSINESSES AND GAIN ON SALE - Significant assumptions in the preparation of the financial statements include IVAX' belief that the outcome of contingencies indemnified by IVAX in the sale of certain businesses will not have a material effect on future operations and that the probability of a refund of previously recognized gain on sale of product rights is remote.

         LEASES - IVAX leases office, plant and warehouse facilities and automobiles under non-cancelable operating leases. Motor vehicles, production equipment and certain manufacturing facilities are also leased under capital leases. Rent expense for the three years ended December 31, 2001, totaled approximately $8,686, $6,360 and $5,626, respectively. The future minimum lease payments under non-cancelable capital leases and their related assets recorded at December 31, 2001 and 2000, were not material. The future minimum lease payments under non-cancelable operating leases with initial or remaining terms of one year or more at December 31, 2001, were as follows:

                                                   Operating
                                                     Leases
                                                   ---------

         2002                                       $ 5,073
         2003                                         2,959
         2004                                         1,286
         2005                                           402
         2006                                           371
         Thereafter                                      30
                                                    -------
         Total minimum lease payments               $10,121
                                                    =======

         LEGAL PROCEEDINGS - In late April 1995, IVAX Pharmaceuticals NV (which was formerly named Zenith Laboratories, Inc.), one of IVAX' wholly-owned subsidiaries ("Zenith"), received approvals from the FDA to manufacture and market the antibiotic cefaclor in capsule and oral suspension formulations. Cefaclor is the brand equivalent of Ceclor(R), a product of Eli Lilly and Company ("Lilly"). On April 27, 1995, Lilly filed a lawsuit against Zenith and others styled ELI LILLY AND COMPANY V. AMERICAN CYANAMID COMPANY, BIOCRAFT LABORATORIES, INC., ZENITH LABORATORIES, INC. AND BIOCHIMICA OPOS S.P.A. in the United States District Court for the Southern District of Indiana, Indianapolis Division. In general, the lawsuit alleged that Biochimica Opos S.p.A. ("Opos"), Zenith's cefaclor raw material supplier, manufactured cefaclor raw material in a manner which infringed two process patents owned by Lilly, and that Zenith and the other defendants knowingly and willfully infringed and induced Opos to infringe the patents by importing the raw material into the United States. The lawsuit sought to enjoin Zenith and the other defendants from infringing or inducing the infringement of the patents and from making, using or selling any product incorporating the raw material provided by Opos, and sought an unspecified amount of monetary damages and the destruction of all cefaclor raw material manufactured by Opos and imported into the United States. In August 1995, the Court denied Lilly's motion for preliminary injunction which sought to prevent Zenith from selling cefaclor until the merits of Lilly's allegations could be determined at trial. On

May 10, 1996, the United States Court of Appeals for the Federal Circuit affirmed the district court's denial of Lilly's motion for preliminary injunction. On February 28, 1997, Lilly filed an amended complaint alleging the infringement of an additional patent. Lilly subsequently filed a second amended complaint but did not revise its allegations regarding Zenith. Zenith asserted a counterclaim, alleging antitrust violations. On December 21, 2001, this matter was settled and each party dismissed their claims accordingly.

        On December 21, 1998, an action purporting to be a class action, styled LOUISIANA WHOLESALE DRUG CO. VS. ABBOTT LABORATORIES, GENEVA PHARMACEUTICALS, INC. AND ZENITH GOLDLINE PHARMACEUTICALS, INC., was filed against IVAX Pharmaceuticals and others in the United States District Court for the Southern District of Florida, alleging a violation of Section 1 of the Sherman Antitrust Act. Plaintiffs purport to represent a class consisting of customers who purchased a certain proprietary drug directly from Abbott Laboratories during the period beginning on October 29, 1998. Plaintiffs allege that, by settling patent-related litigation against Abbott in exchange for quarterly payments, the defendants engaged in an unlawful restraint of trade. The complaint seeks unspecified treble damages and injunctive relief. Eighteen additional class action lawsuits containing allegations similar to those in the LOUISIANA WHOLESALE case were filed in various jurisdictions between July 1999 and February 2001, the majority of which have been consolidated with the LOUISIANA WHOLESALE case. On December 13, 2000, plaintiffs' motion for summary judgement on the issue of whether the settlement agreement constituted a PER SE violation of Section 1 of the Sherman Antitrust Act in the LOUISIANA WHOLESALE case was granted. IVAX Pharmaceuticals has sought leave to appeal to the United States Court of Appeals for the Eleventh Circuit. On March 13, 2000, the Federal Trade Commission ("FTC") announced that it had issued complaints against, and negotiated consent decrees with, Abbott Laboratories and Geneva Pharmaceuticals arising out of an investigation of the same subject matter that is involved in these lawsuits. The FTC took no action against IVAX Pharmaceuticals. Settlement has been reached with those plaintiffs representing approximately one third of the direct purchaser class.

         IVAX Pharmaceuticals has been named in a number of individual and class action lawsuits in both state and federal courts involving the diet drug combination of fenfluramine and phentermine, commonly known as "fen-phen". Generally, these lawsuits seek damages for personal injury, wrongful death and loss of consortium, as well as punitive damages, under a variety of liability theories including strict products liability, breach of warranty and negligence. IVAX Pharmaceuticals did not manufacture either fenfluramine or phentermine, but did distribute the brand equivalent version of phentermine manufactured by Eon Labs Manufacturing, Inc. ("Eon") and Camall Company. Although IVAX Pharmaceuticals had a very small market share, to date, IVAX Pharmaceuticals has been named in approximately 5,027 cases and has been dismissed from approximately 4,757 of these cases, with additional dismissals pending. IVAX Pharmaceuticals intends to vigorously defend all of the lawsuits, and while management believes that its defense will succeed, as with any litigation, there can be no assurance of this. Currently Eon is paying for approximately 50% of IVAX Pharmaceuticals' costs in defending these suits and is fully indemnifying IVAX Pharmaceuticals against any damages IVAX Pharmaceuticals may suffer as a result of cases involving product manufactured by Eon. In the event Eon discontinues providing this defense and indemnity, IVAX Pharmaceuticals has its own product liability insurance. While IVAX Pharmaceuticals' insurance carriers have issued reservations of rights, IVAX Pharmaceuticals believes that it has adequate coverage. Although it is impossible to predict with certainty the outcome of litigation, in the opinion of management, this litigation will not have a material adverse impact on IVAX' financial condition or results of operation.

         On March 7, 2000, individuals purporting to be IVAX' shareholders filed a class action complaint styled GOLDFISHER V. IVAX CORPORATION, ET AL. against IVAX and certain of IVAX' current and former officers and directors in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida. The plaintiff seeks to act as the representative of a class consisting of all purchasers of IVAX' common stock between December 19, 1997, and the date of class certification. The complaint generally alleges that IVAX' adoption of a shareholder rights plan containing a provision that would limit the ability of certain members who might be added to the Board of Directors following a change of control to approve a decision to redeem the rights, which is commonly known as a "dead hand" provision, is a violation of the Florida Business Corporation Act and IVAX' articles of incorporation and by-laws. Plaintiffs seek an injunction invalidating this provision, as well as damages in an unspecified amount which, in the opinion of management, would not be material. On February 8, 2001, a motion for summary judgment was granted in IVAX' favor, and on January 4, 2002, Plaintiff's motion for attorneys' fees was denied.

PACLITAXEL RELATED LITIGATION

         On March 26, 1998, Bristol Myers Squibb Company ("BMS") filed a complaint in the United States District Court for the District of New Jersey styled BRISTOL MYERS SQUIBB COMPANY V. ZENITH GOLDLINE PHARMACEUTICALS, INC., ET AL. alleging patent infringement of two of its patents relating to Taxol(R). IVAX Pharmaceuticals filed various counterclaims based on antitrust and unfair competition. On March 3, 2000, the court granted IVAX Pharmaceuticals' motion for summary judgment of invalidity. On April 17, 2000, BMS filed an appeal. On April 20, 2001, the appellate court affirmed the district court's grant of summary judgment of invalidity with respect to all but two of the asserted claims of Bristol's `803 and `537 patents. The appellate court remanded the case to the district court for further proceedings on these two claims. On January 16, 2002, this matter was settled in its entirety with both parties dismissing their remaining claims with prejudice.

         On August 11, 2000, American BioScience, Inc. ("ABI") filed a complaint in the United States District Court for the Central District of California styled AMERICAN BIOSCIENCE, INC. V. BRISTOL MYERS SQUIBB COMPANY for a temporary restraining order and preliminary injunction compelling BMS to list in the FDA's Orange Book ABI's `331 patent, which purportedly covers BMS's Taxol(R) product. The listing of the patent in the FDA's Orange Book would have the effect of blocking brand equivalent competition. A hearing was held on September 6, 2000, and the Court denied ABI's request for preliminary injunction, declined to approve the settlement between ABI and BMS and dismissed ABI's complaint and ordered that BMS de-list the `331 patent. ABI appealed and sought a stay of the Order from the Ninth Circuit Court of Appeals, which was denied on September 13, 2000. The appeal remains pending.

         On September 7, 2000, ABI filed a lawsuit for patent infringement styled AMERICAN BIOSCIENCE, INC. V. BAKER NORTON PHARMACEUTICALS, INC., ZENITH GOLDLINE PHARMACEUTICALS, INC., AND IVAX CORPORATION in the United States District Court for Central District of California alleging infringement of its `331 patent, which purports to cover paclitaxel, and seeking damages in an unspecified amount. On January 10, 2002, Zenith's motion for summary judgment was granted and the court held the patent was invalid. American BioScience, Inc. has filed a motion for reconsideration which was denied on March 2, 2002.

         On September 20, 2000, ABI filed a complaint in the United States District Court for the District of Columbia styled AMERICAN BIOSCIENCE, INC. V. DONNA E. SHALALA, ET AL., which sought by temporary restraining order and preliminary injunction a rescission of Baker Norton Pharmaceuticals' final marketing approval by the FDA for its brand equivalent paclitaxel product. Both BMS and Baker Norton Pharmaceuticals intervened in the action. On October 3, 2000, the Court denied ABI's request for relief. ABI filed an appeal and on March 30, 2001, the appellate court vacated the district court's decision and remanded the case based on the lack of administrative record from the FDA. The FDA filed an administrative record and ABI then renewed its motion for a temporary restraining order and preliminary injunction. On April 19, 2001, the district court again denied ABI's motion and ABI appealed. On November 6, 2001, the appellate court ordered the district court to vacate the FDA's approval of the IVAX' ANDA and remanded the matter to the agency. On January 25, 2002, the FDA vacated IVAX' approval for paclitaxel and reinstated it the same day based on the delisting by Bristol Myers Squibb of the `331 patent in the FDA's Orange Book.

         IVAX intends to vigorously defend each of the foregoing lawsuits, but their respective outcomes cannot be predicted. Any of such lawsuits, if determined adversely to IVAX, could have a material adverse effect on IVAX' financial position and results of operations. IVAX' ultimate liability with respect to any of the foregoing proceedings is not presently determinable.

         IVAX is involved in various other legal proceedings arising in the ordinary course of business, some of which involve substantial amounts. In order to obtain brand equivalent approvals prior to the expiration of patents on branded products, and to benefit from the exclusivity allowed to ANDA applicants that successfully challenge these patents, IVAX frequently becomes involved in patent infringement litigation brought by branded pharmaceutical companies. Although these lawsuits involve products that are not yet marketed and therefore pose little or no risk of liability for damages, the legal fees and costs incurred in defending such litigation can be substantial. While it is not feasible to predict or determine the outcome or the total cost of these proceedings, in the opinion of management, based on a review with legal counsel, any losses resulting from such legal proceedings will not have a material adverse impact on IVAX' financial position or results of operations.

(14) QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

         The following tables summarize selected quarterly data of IVAX for the years ended December 31, 2001 and 2000:


                                                   First        Second        Third         Fourth         Full
                                                  Quarter      Quarter       Quarter        Quarter        Year
                                                 ----------   ----------    ----------     ----------  -------------
2001
----
Net revenues(3)                                  $  259,932   $  301,781    $  321,990     $  331,674  $   1,215,377
Gross profit                                        136,208      158,443       171,862        165,276        631,789
Income from continuing operations                    60,132       67,863        54,341         53,807        236,143
Net income                                           60,132       67,863        61,461         53,807        243,263
Basic earnings per common share:
    Continuing operations                              0.30         0.34          0.27          0.27           1.18
    Extraordinary item                                   --           --          0.04            --           0.04
    Net earnings                                       0.30         0.34          0.31          0.27           1.22

Diluted earnings per common share:
    Continuing operations                              0.29         0.33          0.26          0.27           1.15
    Extraordinary item                                   --           --          0.04            --           0.04
    Net earnings                                       0.29         0.33          0.30          0.27           1.19

2000
----
Net revenues                                     $  183,258   $  184,827    $  182,566     $  242,754  $     793,405
Gross profit                                         88,085       89,620        88,174        117,623        383,502
Income from continuing operations (1)                26,666       32,480        30,920         49,703        139,769
Net income (2)                                       20,195       30,226        30,920         49,703        131,044
Basic earnings per common share:
    Continuing operations                              0.14         0.17          0.16          0.25           0.71
    Extraordinary item                                   --        (0.01)           --            --          (0.01)
    Net earnings                                       0.11         0.16          0.16          0.25           0.67

Diluted earnings per common share:
    Continuing operations                              0.13         0.16          0.15          0.24           0.68
    Extraordinary item                                   --        (0.01)           --            --          (0.01)
    Net earnings                                       0.10         0.15          0.15          0.24           0.64

(1) The second, third and fourth quarters of 2000 include reversals of previously recorded restructuring reserves of $3,144, $895 and $496, respectively.
(2) The first quarter of 2000 includes a cumulative effect of a change in accounting principle charge of $6.5 million which was recorded during the fourth quarter. The first, second, third and fourth quarters include $1,245, $160, $160 and $160, respectively, pretax increases in other revenue from amortization of deferred revenue related to the accounting change.
(3) As part of IVAX' normal review of estimates and reserve levels, during the fourth quarter of 2001, certain sales return and allowance reserves amounting to $8,000 that had been established prior to 1998 were determined to no longer be necessary and were reversed.

(15) RELATED PARTY TRANSACTIONS:

         IVAX paid $2,023, $1,969 and $1,637 during 2001, 2000 and 1999, respectively, to PharmAir Corporation for use of an airplane. PharmAir Corporation is indirectly, beneficially owned by IVAX' Chairman and CEO.

(16) SUBSEQUENT EVENTS:

         During January 2002, IVAX repaid $48,000 of U.S. denominated loans held by an Argentine subsidiary. This resulted in a pretax foreign exchange loss of approximately $2,800.

         During January and February 2002, IVAX rolled forward three put options for 750 shares that bore strike prices ranging from $31.50 to $31.80. No additional premiums were collected. These put options have strike prices ranging from $31.90 to $32.28 and expire between April and May 2002.

         During February 2002, IVAX repurchased $25,000 of 4.5% Convertible Senior Subordinated Notes for $20,787, plus accrued interest of $313, and wrote off debt issuance costs of $594. This resulted in an extraordinary gain on extinguishment of debt of approximately $2,400, net of tax.

         IVAX elected the net share settlement method to settle one put option for 200 shares bearing a strike price of $31.00 that expired on March 1, 2002. IVAX issued 160 shares of IVAX' common stock in settlement of this obligation on March 5, 2002.

         Through March 6, 2002, IVAX repurchased 986 shares of its stock at a total cost, including commissions, of $17,566.

         On March 15, 2002, the Board of Directors authorized the repurchase of an additional 10,000 shares of common stock under our share repurchase program.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of IVAX Corporation:


We have audited in accordance with auditing standards generally accepted in the United States, the financial statements included in IVAX Corporation's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 12, 2002 (except with respect to the matters discussed in Note 16, as to which the date is March 15, 2002). Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The Financial Statement Schedule II listed in Item 14 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This financial statement schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP


Miami, Florida,
   February 12, 2002.

                                                                     SCHEDULE II

                        IVAX CORPORATION AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                       THREE YEARS ENDED DECEMBER 31, 2001
                                 (in thousands)


ALLOWANCE  FOR DOUBTFUL ACCOUNTS


                                   Balance At     Charged to
                                   Beginning       Cost and         Net                         Balance At
Description                         of Year        Expenses      Deductions        Other        End of Year
-----------                         -------       ----------     ----------        ------       -----------
Year ended December 31, 1999        $22,834          4,147          (3,747)         (1,176)        $22,058
                                    =======        =======         =======         =======         =======

Year ended December 31, 2000        $22,058           (132)         (1,680)           (543)        $19,703
                                    =======        =======         =======         =======         =======

Year ended December 31, 2001        $19,703          1,143          (2,575)          3,399         $21,670
                                    =======        =======         =======         =======         =======


ENVIRONMENTAL AND LITIGATION ACCRUAL RELATED TO DISCONTINUED OPERATIONS


                                      Balance At       Charged to
                                      Beginning         Cost and          Net            Balance At
Description                            of Year          Expenses       Deductions        End of Year
-----------                           ----------       ----------      ----------        -----------
Year ended December 31, 1999            $4,436            308            (1,524)            $3,220
                                        ======            ===            ======             ======

Year ended December 31, 2000            $3,220             --            (1,636)            $1,584
                                        ======            ===            ======             ======

Year ended December 31, 2001            $1,584            663              (346)            $1,901
                                        ======            ===            ======             ======


RESTRUCTURING RESERVES


                                                                     Employee
                                                                    Termination            Plant
                                                                     Benefits             Closures              Total
                                                                    -----------           --------             --------
    Balance at January 1, 1999                                       $  5,774             $  8,260             $ 14,034
Reversals of restructuring costs charged in prior years                   (73)                  --                  (73)
Cash payments during 1999                                              (4,264)              (3,539)              (7,803)
Non-cash activity                                                         123                 (298)                (175)
                                                                     --------             --------             --------
    Balance at December 31, 1999                                        1,560                4,423                5,983
Reversals of restructuring costs charged in prior years                  (628)              (3,907)              (4,535)
Cash payments during 2000                                                (795)                (422)              (1,217)
Non-cash activity                                                         (27)                 525                  498
                                                                     --------             --------             --------
    Balance at December 31, 2000                                          110                  619                  729
Accrual of (reversals of prior years) restructuring costs               2,395                  (28)               2,367
Cash payments during 2001                                              (2,756)                (344)              (3,100)
Non-cash activity                                                         718                  143                  861
                                                                     --------             --------             --------
    Balance at December 31, 2001                                     $    467             $    390             $    857
                                                                     ========             ========             ========

                                  EXHIBIT INDEX
                                  -------------


EXHIBIT NUMBER                   DESCRIPTION OF DOCUMENT

10.31           Termination Agreement dated March 20, 1998 by and among NaPro BioTherapeutics,
                Inc., IVAX Corporation, Baker Norton Pharmaceuticals, Inc. and D & N Holding Company
                (Confidential Treatment Requested).

21              Subsidiaries of IVAX Corporation.

23              Consent of Arthur Andersen LLP.

99.1            Letter Containing Certain Representations Regarding Arthur Andersen LLP.

