Form 10-Q
period 2002-03-31
IVAX CORP /DE
filed 2002-05-14
CIK 772197

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

Commission File Number 1-09623

IVAX CORPORATION

Florida	16-1003559

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4400 Biscayne Boulevard, Miami, Florida 33137

(Address of principal executive offices) (Zip Code)

(305) 575-6000

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]                 NO [   ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

194,779,736 shares of Common Stock, $.10 par value, outstanding as of April 30, 2002.

IVAX CORPORATION

INDEX

Page No.

PART I — FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001	3

Consolidated Statements of Operations for the three months ended March 31, 2002 and 2001	4

Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001	6

Notes to Consolidated Financial Statements	8

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	21

PART II — OTHER INFORMATION

Item 1 - Legal Proceedings	23

Item 6 - Exhibits and Reports on Form 8-K	23

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

IVAX CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31,	December 31,
	2002	2001

	(Unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$113,357	$178,264

Marketable securities	148,001	154,842

Accounts receivable, net of allowances for doubtful accounts of $20,823 in 2002 and $21,670 in 2001	208,251	247,670

Inventories	271,835	253,471

Other current assets	141,196	164,692

Total current assets	882,640	998,939

Property, plant and equipment, net	350,919	356,304

Goodwill, net	458,912	502,077

Intangible assets, net	189,032	187,479

Other assets	52,476	60,650

Total assets	$1,933,979	$2,105,449

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$94,609	$97,465

Current portion of long-term debt	4,138	52,199

Loans payable	18,422	13,249

Accrued income taxes payable	16,617	41,861

Accrued expenses and other current liabilities	201,660	196,587

Total current liabilities	335,446	401,361

Long-term debt, net of current portion	877,920	913,486

Other long-term liabilities	62,308	57,536

Minority interest	15,790	14,712

Shareholders’ equity:

Common stock, $.10 par value, authorized 437,500 shares, issued and outstanding 196,076 shares in 2002 and 196,523 shares in 2001	19,608	19,652

Capital in excess of par value	319,882	328,095

Put options	28,770	34,650

Retained earnings	469,930	446,469

Accumulated other comprehensive loss	(195,675)	(110,512)

Total shareholders’ equity	642,515	718,354

Total liabilities and shareholders’ equity	$1,933,979	$2,105,449

The accompanying Notes to Consolidated Financial Statements are an
integral part of these balance sheets.

IVAX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

Three Months Ended March 31,	2002	2001
(In thousands, except per share data)

Net revenues	$272,222	$259,932

Cost of sales	150,247	123,724

Gross profit	121,975	136,208

Operating expenses:

Selling	42,146	27,502

General and administrative	27,266	23,721

Research and development	19,054	18,883

Amortization of intangible assets	3,015	3,593

Restructuring costs	488	—

Total operating expenses	91,969	73,699

Income from operations	30,006	62,509

Other income (expense):

Interest income	2,399	3,808

Interest expense	(12,408)	(4,359)

Other income, net	(353)	1,750

Gain on partial sale of IVAX Diagnostics, Inc.	—	10,278

Total other income	(10,362)	11,477

Income from continuing operations before income taxes and minority interest	19,644	73,986

Provision for income taxes	3,851	13,755

Income from continuing operations before minority interest	15,793	60,231

Minority interest	94	(99)

Income from continuing operations	15,887	60,132

Extraordinary gains on extinguishment of debt, net of tax	3,413	—

Cumulative effect of a change in accounting principle	4,161	—

Net income	$23,461	$60,132

(Continued)

IVAX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Continuation)

Three Months Ended March 31,	2002	2001
(In thousands, except per share data)

BASIC EARNINGS PER COMMON SHARE:

Continuing operations	$0.08	$0.30

Extraordinary items	0.02	—

Cumulative effect of a change in accounting principle	0.02	—

Net income	$0.12	$0.30

DILUTED EARNINGS PER COMMON SHARE:

Continuing operations	$0.08	$0.29

Extraordinary items	0.02	—

Cumulative effect of a change in accounting principle	0.02	—

Net income	$0.12	$0.29

WEIGHTED AVERAGE NUMBER OF COMMON SHARES

OUTSTANDING:

Basic	196,227	199,255

Diluted	199,988	206,270

The accompanying Notes to Consolidated Financial Statements are an
integral part of these statements.

IVAX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended March 31,	2002	2001
(In thousands, except per share data)

Cash flows from operating activities:

Net income	$23,461	$60,132

Adjustments to reconcile net income to net cash flows from operating activities:

Restructuring costs	488	—

Depreciation and amortization	11,757	10,529

Deferred tax benefit	(1,259)	(1,115)

Tax effect of stock option exercises	1,097	1,642

Provision for doubtful accounts	1,156	421

Provision for inventory obsolescence	12,941	5,140

Minority interest in earnings	(94)	99

Equity in earnings of unconsolidated affiliates	(175)	(388)

(Gain) on sale of marketable securities	(478)	—

(Gain) on sale of product rights	(1,819)	(1,290)

(Gains) losses on sale of assets, net	55	(8,875)

(Gains) on extinguishment of debt	(3,413)	—

Cumulative effect of a change in accounting principle	(4,161)	—

Changes in operating assets and liabilities:

Accounts receivable	31,446	(16,227)

Inventories	(36,551)	(2,952)

Other current assets	15,502	3,748

Other assets	11,049	2,318

Accounts payable, accrued expenses, and other current liabilities	(18,486)	7,639

Other long-term liabilities	(420)	3,439

Other, net	(3,023)	(291)

Net cash flows from operating activities	39,073	63,969

Cash flows from investing activities:

Proceeds from sale of product rights	1,819	1,230

Capital expenditures	(12,650)	(9,171)

Proceeds from sales of assets	318	22,307

Acquisitions of intangible assets	(7,024)	(10,925)

Acquisitions of businesses, net of cash acquired	—	(59,401)

Investment in affiliates	511	(5,197)

Purchases of marketable securities	(59,801)	—

Proceeds from sales of marketable securities	65,941	45,144

Net cash flows from investing activities	(10,886)	(16,013)

Cash flows from financing activities:

Borrowings on long-term debt and loans payable	5,470	1,093

Payments on long-term debt and loans payable	(77,913)	(2,212)

Exercise of stock options and employee stock purchases	4,759	4,120

Repurchase of common stock	(19,993)	(53,482)

Net cash flows from financing activities	(87,677)	(50,481)

Effect of exchange rate changes on cash and cash equivalents	(5,417)	(814)

Net decrease in cash and cash equivalents	(64,907)	(3,339)

Cash and cash equivalents at the beginning of the year	178,264	174,794

Cash and cash equivalents at the end of the period	$113,357	$171,455

(Continued)

IVAX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continuation)

Three Months Ended March 31,	2002	2001
(In thousands, except per share data)

Supplemental disclosures:

Interest paid	$1,085	$104

Income tax payments	$26,027	$863

Supplemental schedule of non-cash investing and financing activities:

Information with respect to acquisitions which were accounted for under the purchase method of accounting is summarized as follows:

Fair value of assets acquired		$84,197

Liabilities assumed		56,536

		27,661

Reduction of minority interest		—

Net assets acquired		27,661

Purchase price:

Cash, net of cash acquired		59,374

Acquisition costs		27

Fair market value of stock and options issued		93,365

Total		152,766

Goodwill		$125,105

The accompanying Notes to Consolidated Financial Statements are an
integral part of these statements.

IVAX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share data)

(1) GENERAL:

     The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q and, therefore, do not include all information normally included in audited financial statements. However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations, financial position and cash flows have been made. The results of operations and cash flows for the three months ended March 31, 2002, are not necessarily indicative of the results of operations and cash flows which may be reported for the remainder of 2002. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements included in IVAX’ Annual Report on Form 10-K for the year ended December 31, 2001.

     Certain prior period amounts presented in the consolidated financial statements have been reclassified to conform to the current period’s presentation.

(2) INVENTORIES:

     Inventories consist of the following:

	March 31,	December 31,
	2002	2001

Raw materials	$114,199	$110,443

Work-in-process	39,307	34,820

Finished goods	118,329	108,208

Total inventories	$271,835	$253,471

(3) EARNINGS PER SHARE:

     A reconciliation of the denominator of the basic and diluted earnings per share computation for income from continuing operations is as follows:

Three Months Ended March 31,	2002	2001

Basic weighted average number of shares outstanding	196,227	199,255

Effect of dilutive securities — stock options and warrants	3,761	7,015

Diluted weighted average number of shares outstanding	199,988	206,270

Not included in the calculation of diluted earnings per share because their impact is antidilutive:

Stock options outstanding	9,665	2,654

Convertible debt	24,609	8,412

(4) REVENUES:

     Net revenues are comprised of gross revenues less provisions for expected customer returns, inventory credits, discounts, promotional allowances, volume rebates, chargebacks and other allowances. The reserve balances related to these provisions are included in “Accounts receivable, net of allowances for doubtful accounts” and “Accrued expenses and other current liabilities” in the accompanying consolidated balance sheets in the amounts of $126,285 and $90,961, respectively, at March 31, 2002, and $115,752 and $88,955, respectively, at December 31, 2001.

(5) INTANGIBLE ASSETS:

     Intangible assets with definite lives are amortized and carried at cost less accumulated amortization. Intangible assets with indefinite lives are carried at cost and are not amortized. Intangible assets consist of the following:

	March 31, 2002		December 31, 2001

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets:

Patents and related licenses	$78,333	$40,441	$73,031	$40,766

Trademarks	111,570	3,161	112,958	2,114

Licenses and other intangibles	21,082	4,265	22,768	4,352

Total	$210,985	$47,867	$208,757	$47,232

Unamortized intangible assets:

Trademarks & product registrations	$25,914		$25,954

     On March 1, 2002, IVAX acquired from Syntex Pharmaceuticals International Ltd. the non-U.S. rights to pharmaceutical products containing flunisolide hemihydrate, sold under the tradenames Syntaris, Nasalide, Rhinalar, Locasyn and Lokilan, for 10,156 Swiss francs ($5,986 at the February 28, 2002, currency exchange rate).

(6) DEBT:

     During January 2002, IVAX repaid $48,000 of U.S. denominated loans held by an Argentine subsidiary resulting in a pretax foreign exchange loss of $2,824.

     During the first quarter of 2002, IVAX repurchased $35,000 of 4.5% Convertible Senior Subordinated Notes due 2008 for $28,797, plus accrued interest of $484, and wrote off debt issuance costs of $828, resulting in an extraordinary gain on extinguishment of debt of $3,413, net of tax.

(7) INCOME TAXES:

     The provision for income taxes from continuing operations consists of the following:

Three Months Ended March 31,	2002	2001

Current:

Domestic	$219	$11,144

Foreign	4,891	3,726

Deferred	(1,259)	(1,115)

Total	$3,851	$13,755

     The effective tax rate during the first quarter of 2002 is less than the statutory rate due primarily to low tax rates applicable to IVAX’ Puerto Rico and Waterford, Ireland manufacturing operations. Payment of the current tax provision for the year ended December 31, 2001, for domestic and foreign operations will be reduced by $727 and $370, respectively, representing the incremental impact of compensation expense deductions associated with non-qualified stock option exercises during the current quarter. These amounts were credited to “Capital in excess of par value”. As of March 31, 2002, a domestic net deferred tax asset of $100,869 and an aggregate foreign net deferred tax asset of $5,192 are included in “Other current assets” and “Other assets” in the accompanying consolidated balance sheet. Realization of the net deferred tax assets is dependent upon generating sufficient future domestic and foreign taxable income. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized.

(8) COMPREHENSIVE INCOME:

     The components of IVAX’ comprehensive income are as follows:

Three Months Ended March 31,	2002	2001

Net income	$23,461	$60,132

Unrealized losses on marketable securities, net of taxes	(358)	(104)

Foreign currency translation adjustments	(84,805)	(14,753)

Comprehensive income (loss)	$(61,702)	$45,275

(9) SHAREHOLDERS’ EQUITY:

     On January 15, 2002, one put option for 250 shares of IVAX’ common stock was rolled forward to May 14, 2002, with a strike price of $32.28. No additional premium was collected. IVAX elected the net share settlement method to settle one put option for 200 shares, bearing a strike price of $31.00, that expired on March 1, 2002. IVAX issued 160 shares of IVAX’ common stock in settlement of this obligation on March 5, 2002.

     On March 15, 2002, IVAX’ Board of Directors expanded the authorization of our repurchase program by an additional 10,000 shares of common stock or a like-valued amount of IVAX’ convertible debentures.

     During the first quarter of 2002, IVAX repurchased 1,131 shares of its common stock at a total cost, including commissions, of $19,957.

(10) BUSINESS SEGMENT INFORMATION:

	Three Months Ended March 31,

	2002	2001

Revenues by Region

North America

External sales	$102,961	$138,743

Intersegment sales	276	386

Other revenues	7,736	121

Net revenues — North America	110,973	139,250

Europe

External sales	85,283	70,288

Intersegment sales	14,389	7,741

Other revenues	8,540	15,205

Net revenues — Europe	108,212	93,234

Latin America

External sales	58,777	26,509

Other revenues	400	229

Net revenues — Latin America	59,177	26,738

Corporate & Other

External sales	7,280	8,371

Intersegment sales	(14,665)	(8,127)

Other revenues	1,245	466

Net revenues — Corporate & Other	(6,140)	710

Consolidated net revenues	$272,222	$259,932

Profits by Region

Income from continuing operations before minority interest:

North America	$13,573	$35,086

Europe	9,442	75

Latin America	4,178	1,305

Corporate & Other	(11,400)	23,765

Income from continuing operations before minority interest	15,793	60,231

Net income:

Minority interest	94	(99)

Extraordinary item	3,413	—

Cumulative effect of accounting change	4,161	—

Net income	$23,461	$60,132

	March 31,

	2002	2001

Long-lived assets:

North America	$210,244	$61,410

Europe	228,986	213,595

Latin America	489,647	177,154

Corporate & Other	106,446	96,851

Total	$1,035,323	$549,010

(11) RECENTLY ISSUED ACCOUNTING STANDARDS:

     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, on January 1, 2002, $4,161 of negative goodwill recorded in the balance sheet as of December 31, 2001, was reversed through a cumulative effect of a change in accounting principle. In addition, a workforce in place intangible asset in the amount of $722 was reclassified to goodwill.

     Effective January 1, 2002, IVAX adopted SFAS No. 142, Goodwill and Other Intangible Assets. Intangible assets that have indefinite lives and goodwill are no longer amortized. This will increase net income by approximately $2,000 per quarter, or $8,000 per year. The life of one product intangible asset with a net book value of $6,519 as of January 1, 2002, was extended based on a review of the expected remaining estimated useful life. Intangible assets with indefinite lives were tested for impairment resulting in the write-down of one intangible asset by $177. Management is currently evaluating the allocation of goodwill to reporting units and the extent of impairment, if any, of goodwill as of January 1, 2002, that may need to be recorded. The initial impairment test is expected to be completed by June 30, 2002. The final impairment test, if any, is expected to be completed by December 31, 2002.

     Goodwill and Other Intangible Assets — Adoption of SFAS No. 142:

Three Months Ended March 31,	2002	2001

Reported net income	$23,461	$60,132

Addback: Goodwill amortization		1,349

Addback: Workforce in place amortization		83

Adjust: Product intangible amortization		1,389

Adjusted net income	$23,461	$62,953

Basic earnings per common share:

Reported net income	$0.12	$0.30

Goodwill amortization		0.01

Product intangible amortization		0.01

Adjusted net income	$0.12	$0.32

Diluted earnings per common share:

Reported net income	$0.12	$0.29

Goodwill amortization		0.01

Product intangible amortization		0.01

Adjusted net income	$0.12	$0.31

     SFAS No. 143, Accounting for Asset Retirement Obligations, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It is effective for fiscal years beginning after June 15, 2002. Management believes the impact of adoption of this statement will not be significant.

     Effective January 1, 2002, IVAX adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, EITF Issue No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products, and EITF Issue No. 01-09, Accounting for Consideration Given to a Customer or a Reseller of Vendor’s Products. The impact of adoption was not significant.

(12) ACQUISITIONS:

     On February 9, 2001, IVAX indirectly acquired IVAX Pharmaceuticals Mexico, S.A. de C.V. (“IVAX Mexico”, formerly known as Laboratorios Fustery, S.A. de C.V.), a Mexican pharmaceutical company, by purchasing the outstanding securities of IVAX Mexico’s parent, Maancirkel Holding B.V., a corporation organized under the laws of The Netherlands, from Morcob CVA, an entity organized under the laws of Belgium, pursuant to a stock purchase agreement entered into among the parties on October 11, 2000. The operating results of IVAX Mexico are included in the consolidated financial statements subsequent to the February 9, 2001, acquisition date.

     On February 26, 2001, IVAX acquired the assets of a research organization located in the United States. The operating results of this company are included in the consolidated financial statements subsequent to the February 26, 2001, acquisition date.

     On March 13, 2001, IVAX acquired Netpharma Scandinavia AB (“Netpharma”), a Swedish pharmaceutical company. The operating results of Netpharma are included in the consolidated financial statements subsequent to the March 13, 2001, acquisition date.

     On April 3, 2001, IVAX acquired the remaining 70% of Indiana Protein Technologies, Inc. (“Indiana Protein”) that it did not already own. Indiana Protein was previously accounted for as an investment under the equity method of accounting. The operating results of Indiana Protein are included in the consolidated financial statements subsequent to the April 3, 2001, acquisition date.

     During the third quarter of 2001, IVAX acquired 99.9% of the outstanding shares and American Depositary Shares (“ADS”) of Laboratorio Chile S.A. (“Lab Chile”), a Chilean pharmaceutical company, in two tender offers for cash. The operating results of Lab Chile are included in the consolidated financial statements subsequent to the July 5, 2001, acquisition date.

     Pro-forma information for the above acquisitions as if the purchases occurred on January 1 of 2001 is presented below.

Three Months Ended March 31,	2001

Revenues	$329,022

Net income	$64,242

Diluted weighted average shares	207,892

Diluted earnings per share	$0.31

     These pro-forma results of operations are not necessarily indicative of results that might have been achieved if the acquisitions had actually occurred on January 1, 2001.

(13) PARTIAL SALE OF IVAX DIAGNOSTICS, INC.:

     On March 14, 2001, IVAX’ wholly-owned subsidiary, IVAX Diagnostics, Inc., was merged with b2bstores.com, a non-operating company with approximately $22,285 of cash, resulting in IVAX owning approximately 70% of the newly merged public company. IVAX received 20,000 shares of b2bstores.com common stock in exchange for all of the outstanding shares of IVAX Diagnostics, Inc. and b2bstores.com’s name was changed to IVAX Diagnostics, Inc. For accounting purposes, this transaction was treated as a partial sale of IVAX Diagnostics, Inc. in exchange for cash of b2bstores.com. IVAX elected income statement recognition as its accounting policy for sales of subsidiary stock and recorded a gain of $10,278. Deferred taxes were not recorded related to the gain as it represents an outside basis difference and IVAX expects it can recover its investment in IVAX Diagnostics, Inc. tax-free. Also recorded was $1,041 of nondeductible compensation expense from outstanding options under the IVAX Diagnostics, Inc. 1999 Stock Option Plan converting to a fair value plan as a result of the merger. IVAX Diagnostics, Inc. is engaged in the development, manufacture and marketing of diagnostic test kits, reagents and instruments.

(14) LEGAL PROCEEDINGS:

     On January 11, 2002, two of the class action lawsuits containing allegations similar to those in the Louisiana Wholesale Drug Co. v. Abbott Laboratories, Geneva Pharmaceuticals, Inc. and Zenith Goldline Pharmaceuticals, Inc. case, previously reported in IVAX’ Annual Report on Form 10-K for the year ended December 31, 2001, were also settled.

(15) SUBSEQUENT EVENTS:

     On April 2, 2002, IVAX entered into an agreement to acquire the technical files and French marketing authorizations to substantially all of the products comprising the generic pharmaceutical business of Merck & Co., Inc.’s subsidiary in France. The total consideration due is 5,641 Euros ($4,917 at the March 31, 2002, currency exchange rate) one-half of which was paid upon signing and the remainder in four months. The purchase price is refundable on a pro-rata basis if the conditions precedent to the transfer of each product file are not met.

     On April 4, 2002, IVAX elected the physical settlement method for one put option, and paid $4,750 to purchase 250 shares of IVAX’ common stock at a strike price of $19.00. On April 11, 2002, one put option for 250 shares of IVAX’ common stock was rolled forward to May 21, 2002, with a strike price of $32.15. No additional premium was collected. On April 30, 2002, IVAX elected the physical settlement method for one put option, and paid $7,975 to purchase 250 shares of IVAX’ common stock at a strike price of $31.90.

     On April 22, 2002, IVAX acquired an exclusive U.S. license to the patent rights to market the QVAR™ brand (beclomethasone dipropionate HFA) inhalation aerosol, an inhaler prescribed to treat asthma. In addition, IVAX has an option to obtain ownership of the U.S. QVAR trademark, as well as related patents and the New Drug Application in five years. 3M Drug Delivery Systems will manufacture the QVAR product for IVAX under a long-term contract. The total consideration due under the contract, including options and extensions, is $105,000, $21,000 of which was paid on the effective date, $22,000 is due on the first anniversary, $31,000 is due on the second anniversary, $26,000 is due on the third anniversary and $5,000 is due on the fifth anniversary upon exercise of the option. IVAX also acquired a non-exclusive worldwide license to certain 3M patents covering HFA formulations of various asthma drugs.

     During April 2002, IVAX repurchased 1,349 shares of its common stock at a total cost, including commissions, of $23,164.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the consolidated financial statements, the related notes to consolidated financial statements and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2001, and the unaudited interim consolidated financial statements and the related notes to unaudited interim consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q. Certain prior period amounts have been reclassified to conform to the current period’s presentation.

Results of Operations

Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001

     Net income for the three months ended March 31, 2002, was $23.5 million, or $.12 per diluted share, compared to $60.1 million, or $.29 per diluted share, for the same period in 2001. Income from continuing operations for the three months ended March 31, 2002, was $15.9 million, or $.08 per diluted share, compared to $60.1 million, or $.29 per diluted share, for the same period of the prior year. Net income for the three months ended March 31, 2002, was positively impacted by $3.4 million, or $.02 per diluted share, of net extraordinary gains relating to the early extinguishment of debt. As of January 1, 2002, we recorded a cumulative change in accounting principle credit in the amount of $4.2 million, or $.02 per diluted share, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations.

     Net Revenues and Gross Profit

     Net revenues for the three months ended March 31, 2002, totaled $272 million, an increase of $12 million, or 5%, from the $260 million reported in the same period of the prior year. This increase was comprised of increases of $15 million from European subsidiaries and $32 million from Latin American subsidiaries, partially offset by decreases in net revenues of $28 million from North American subsidiaries and a decrease of $7 million from other operations.

     North American subsidiaries net revenues totaled $111 million for the three months ended March 31, 2002, compared to $139 million for the same period in 2001. The 20% decrease was primarily attributable to lower prices of our paclitaxel product and higher sales returns and allowances. North American subsidiaries recorded provisions for sales returns and allowances that reduced gross sales by $132 million during the three months ended March 31, 2002, and $58 million for the same period in 2001. The increase of $74 million, or 127%, was primarily due to reduced prices on certain generic pharmaceutical products.

     European subsidiaries generated net revenues of $108 million for the three months ended March 31, 2002, compared to $93 million for the same period in 2001. The 16% increase was primarily due to higher sales volumes partially offset by unfavorable effects of currency exchange rates and lower prices for certain generic products. European subsidiaries recorded provisions for sales returns and allowances that reduced gross sales by $12 million during the three months ended March 31, 2002, and $10 million for the same period in 2001.

     Latin American subsidiaries generated net revenues of $59 million for the three months ended March 31, 2002, which was down from $79 million for the quarter ended December 31, 2001, primarily due to reductions in Mexican government purchases and a significant currency devaluation in Argentina. Latin American subsidiaries generated net revenues of $27 million for the three months ended March 31, 2001. The 121% increase over the comparative quarter in 2001 was primarily due to the revenue generated by Laboratorio Chile S.A. (“Lab Chile”) which was acquired July 5, 2001, partially offset by currency devaluations in Argentina. Latin American subsidiaries recorded provisions for sales returns and allowances that reduced gross sales by $10 million during the three months ended March 31, 2002, and $2 million for the same period in 2001.

     Gross profit was $122 million (45% of net revenues) for the three months ended March 31, 2002, compared to $136 million (52% of net revenues) for the same period in 2001. The decrease in gross profit percentage was primarily attributable to reduced pricing on our paclitaxel product. We are continuing to experience increased competition for paclitaxel as well as our brand equivalent albuterol products and the resulting pricing and volume pressures have negatively impacted and may continue to negatively impact our revenues and gross profits. Our results this quarter were also adversely impacted by a significant currency devaluation in Argentina, reductions in government purchases of our products in Mexico and continued pricing pressures in the United Kingdom. Our future net revenues and gross profits will depend upon:

•	our ability to maintain our pricing and volume levels and obtain a consistent supply of raw materials for paclitaxel;

•	our ability to maintain a pipeline of products in development;

•	our ability to develop and rapidly introduce new products;

•	the timing of regulatory approval of such products;

•	our ability to manufacture such products efficiently;

•	the number and timing of regulatory approvals of competing products; and

•	our ability to replace or renew license fees, royalties and development service fees as the related agreements expire or are terminated.

     Operating Expenses

     Selling expenses increased $15 million, or 53%, to $42 million (15% of net revenues) for the three months ended March 31, 2002, compared to $28 million (11% of net revenues) for the same period in 2001. The increase was due to higher expenses associated with the operations of Lab Chile and IVAX Pharmaceuticals Mexico, S.A. de C.V. (formerly known as Laboratorios Fustery, S.A. de C.V.), and increased sales and promotional expenses at the European subsidiaries.

     General and administrative expenses increased $3 million, or 15% to $27 million (10% of net revenues) for the three months ended March 31, 2002, compared to $24 million (9% of net revenues) for the same period in 2001. The increase is primarily attributable to additional general and administrative expenses from the operations of Lab Chile and IVAX Mexico.

     Research and development expenses for the three months ended March 31, 2002, increased $0.2 million, or 1%, to $19 million (7% of net revenues), compared to the same period in 2001. Our future level of research and development expenditures will depend on, among other things, the outcome of clinical testing of products under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity.

     Other Income (Expense)

     Interest income decreased $1.4 million and interest expense increased $8 million for the three months ended March 31, 2002, compared to the same period in 2001 primarily due to the issuance of $725 million of 4.5% Convertible Senior Subordinated Notes in 2001.

     Other income, net decreased $2 million for the three months ended March 31, 2002, compared to the same period in 2001. During January 2002, we repaid $48 million of U.S. denominated loans held by an Argentine subsidiary resulting in a pretax foreign exchange loss of approximately $2.8 million, which was partially offset by foreign currency gains at other subsidiaries.

     On March 14, 2001, we sold a partial interest in IVAX Diagnostics, Inc. through a merger with b2bstores.com, Inc. resulting in a gain of $10.3 million.

Recently Issued Accounting Standards

     In accordance with SFAS No. 141, Business Combinations, on January 1, 2002, $4.2 million of negative goodwill recorded in the balance sheet as of December 31, 2001, was reversed through a cumulative effect of a change in accounting principle. In addition, a workforce in place intangible asset in the amount of $.7 million was reclassified to goodwill.

     Effective January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. Intangible assets that have indefinite lives and goodwill are no longer amortized. This will increase net income by approximately $2 million per quarter, or $8 million per year. The life of one product intangible asset with a net book value of $6.5 million as of January 1, 2002, was extended based on a review of the expected remaining estimated useful life. Intangible assets with indefinite lives were tested for impairment resulting in the write-down of one intangible asset by $.2 million. We are currently evaluating the allocation of goodwill to reporting units and the extent of impairment, if any, of goodwill as of January 1, 2002, that may need to be recorded. The initial impairment test is expected to be completed by June 30, 2002. The final impairment test, if any, is expected to be completed by December 31, 2002.

     Goodwill and Other Intangible Assets — Adoption of SFAS No. 142 (in thousands, except per share amounts):

Three Months Ended March 31,	2002	2001

Reported net income	$23,461	$60,132

Addback: Goodwill amortization		1,349

Addback: Workforce in place amortization		83

Adjust: Product intangible amortization		1,389

Adjusted net income	$23,461	$62,953

Basic earnings per common share:

Reported net income	$0.12	$0.30

Goodwill amortization		0.01

Product intangible amortization		0.01

Adjusted net income	$0.12	$0.32

Diluted earnings per common share:

Reported net income	$0.12	$0.29

Goodwill amortization		0.01

Product intangible amortization		0.01

Adjusted net income	$0.12	$0.31

     SFAS No. 143, Accounting for Asset Retirement Obligations, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It is effective for fiscal years beginning after June 15, 2002. We believe the impact of adoption of this statement will not be significant.

     Effective January 1, 2002, we adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, EITF Issue No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products, and EITF Issue No. 01-09, Accounting for Consideration Given to a Customer or a Reseller of Vendor’s Product. The impact of adoption was not significant.

Liquidity and Capital Resources

     At March 31, 2002, working capital was $547 million compared to $598 million at December 31, 2001. Cash and cash equivalents were $113 million at March 31, 2002, compared to $178 million at December 31, 2001. Short-term marketable securities were $148 million at March 31, 2002, compared to $155 million at December 31, 2001.

     Net cash of $39 million was provided by operating activities during the first quarter of 2002 compared to $64 million during the first quarter of 2001. The decrease in cash provided by operating activities was primarily the result of reduced operating earnings and increases in inventories and income tax payments, partially offset by increased collections of accounts receivable and decreases in other assets.

     Net cash of $11 million was used for investing activities during the first quarter of 2002 compared to $16 million during the same period of the prior year. During the first quarter of 2002 we spent $7 million to acquire intangible assets compared to $76 million to acquire intangible assets and businesses and increase our ownership interest in affiliates during the first quarter of 2001. During the first quarter of 2002, our capital expenditures increased by approximately $3 million as compared to the first three months of 2001. During the first three months of 2001, we also received $22 million in proceeds from the sale of assets and $39 million of net proceeds from the sale of marketable securities.

     During April 2002, we entered into an agreement to acquire the technical files and French marketing authorizations to substantially all of the products comprising the generic pharmaceutical business of Merck & Co., Inc.’s subsidiary in France for total consideration of approximately $5 million payable half on signing and half in four months. We also acquired an exclusive U.S. license to the patent rights to market the QVAR™ brand (beclomethasone dipropionate HFA) inhalation aerosol, an inhaler prescribed to treat asthma. In addition, we have an option to obtain ownership of the U.S. QVAR trademark, as well as related patents and the New Drug Application in five years. 3M Drug Delivery Systems will manufacture the QVAR product for us under a long-term contract. The total consideration due under the contract, including options and extensions, is $105 million, $21 million of which was paid on the effective date, $22 million is due on the first anniversary, $31 million is due on the second anniversary, $26 million is due on the third anniversary and $5 million is due on the fifth anniversary upon exercise of the option.

     Net cash of $88 million was used by financing activities during the first quarter of 2002 compared to $50 million used during the same period of the prior year. During January 2002, we repaid $48 million of bank debt and repurchased $35 million of our convertible debentures for $28.8 million, but reduced our repurchases of common stock by $33.5 million compared to the first quarter of 2001. On March 15, 2002, our Board of Directors expanded the authorization of our repurchase program by an additional 10 million shares of our common stock or a like-valued amount of our convertible debentures.

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

Income Taxes

     We recognized a $3.9 million tax provision for the three months ended March 31, 2002, of which $3.7 million related to foreign operations. The effective tax rate during the first quarter of 2002 is less than the statutory rate due primarily to low tax rates applicable to our Puerto Rico and Waterford, Ireland manufacturing operations.

     As of March 31, 2002, domestic net deferred tax assets totaled $101 million and aggregate foreign net deferred tax assets totaled $5 million. Realization of the net deferred tax assets is dependent upon generating sufficient future domestic and foreign taxable income. Although realization is not assured, we believe it is more likely than not that the net deferred tax assets will be realized. Our estimates of future taxable income are subject to revision due to, among other things, regulatory and competitive factors affecting the pharmaceutical industries in the markets in which we operate. Such factors are further discussed in management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2001.

Critical Accounting Policies

     Revenue Recognition, Sales Returns and Allowances — Revenues and the related cost of sales are recognized at the time product is shipped. Our pharmaceutical revenues are affected by the level of provisions for estimated returns, inventory credits, discounts, promotional allowances, volume rebates and chargebacks, as well as other sales allowances established by us. The custom in the pharmaceutical industry is generally to grant customers the right to return purchased goods. In the brand equivalent pharmaceutical industry, this custom has resulted in a practice of suppliers issuing inventory credits (also known as shelf-stock adjustments) to customers based on the customers’ existing inventory following decreases in the market price of the related brand equivalent pharmaceutical product. The determination to grant a credit to a customer following a price decrease is generally at our discretion, and generally not pursuant to contractual agreements with customers. These credits allow customers with established inventories to compete with those buying product at the current market price, and allow us to maintain shelf space, market share and customer loyalty.

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

     Legal Costs — Legal charges are recorded for the costs anticipated to be incurred in connection with litigation and claims against us when we can reasonably estimate these costs. We intend to vigorously defend each of the lawsuits described in Note 13, Commitments and Contingencies, in the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001, but their respective outcomes cannot be predicted. Any of such lawsuits, if determined adversely to us, could have a material adverse effect on our financial position and results of operations. Our ultimate liability with respect to any of these proceedings is not presently determinable.

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

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

     Market risk represents the risk of loss that may impact our consolidated financial position, results of operations or cash flows. We, in the normal course of doing business, are exposed to the risks associated with foreign currency exchange rates and changes in interest rates.

     Foreign Currency Exchange Rate Risk — We have subsidiaries in more than 20 countries worldwide. During the three months ended March 31, 2002, sales outside the United States accounted for approximately 62% of worldwide sales. Virtually all of these sales were denominated in currencies of the local country. As such, our reported profits and cash flows are exposed to changing exchange rates. If the United States dollar weakens relative to the foreign currency, the earnings generated in the foreign currency will, in effect, increase when converted into United States dollars and vice versa. Although we do not speculate in the foreign exchange market, we do from time to time manage exposures that arise in the normal course of business related to fluctuations in foreign currency exchange rates by entering into offsetting positions through the use of foreign exchange forward contracts. As a result of exchange rate differences, net revenues decreased by $6 million for the three months ended March 31, 2002, as compared to the same period of the prior year. The effects of inflation on consolidated net revenues and operating income were not significant. Certain firmly committed transactions are hedged with foreign exchange forward contracts. As exchange rates change, gains and losses on the exposed transactions are partially offset by gains and losses related to the hedging contracts. Both the exposed transactions and the hedging contracts are translated at current spot rates, with gains and losses included in earnings. Our derivative activities, which primarily consist of foreign exchange forward contracts, are initiated primarily to hedge forecasted cash flows that are exposed to foreign currency risk.

     The foreign exchange forward contracts generally require us to exchange local currencies for foreign currencies based on pre-established exchange rates at the contracts’ maturity dates. If the counterparties to the exchange contracts do not fulfill their obligations to deliver the contracted currencies, we could be at risk for currency related fluctuations. We enter into these contracts with counterparties that we believe to be creditworthy and do not enter into any leveraged derivative transactions. As of March 31, 2002, we had $20.5 million in foreign exchange forward contracts outstanding. During January 2002, we repaid $48 million of United States dollar denominated bank loans of the Argentine operations assumed in the acquisition of Lab Chile resulting in a pretax loss of $2.8 million.

     Interest Rate Risk — Our only material debt obligations relate to the 4.5% and 5.5% Convertible Notes, which bear fixed rates of interest. We believe that our exposure to market risk relating to interest rate risk is not material.

Disclosure Regarding Forward-looking Statements

     We caution the reader that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statement which may have been deemed to have been made in this report or which are otherwise made by us or on our behalf. For this purpose any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “will”, “expect”, “believe”, “anticipate”, “intend”, “could”, “would”, “estimate”, “continue” or “pursue”, or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Forward-looking statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among other things:

•	difficulties in product development and uncertainties related to the timing or outcome of product development;

•	the availability on commercially reasonable terms of raw materials, particularly raw materials for our paclitaxel product, and other third-party sourced products;

•	our dependence on sole or limited source suppliers and the risk associated with a production interruption or shipment delays at such suppliers;

•	difficulties in manufacturing products;

•	efficacy or safety concerns with respect to marketed products, whether or not scientifically justified, leading to recalls, withdrawals or declining sales;

•	that our proposed spending on facilities improvement and expansion may not be as projected;

•	our ability to obtain approval from the FDA to market new pharmaceutical products;

•	the acceptance of new products by the medical community as effective as alternative forms of treatment for indicated conditions;

•	the outcome of any pending or future litigation (including patent, trademark and copyright litigation), and the cost, expenses and possible diversion of management’s time and attention arising from such litigation;

•	the impact of new regulations or court decisions regarding the protection of patents and the exclusivity period for the marketing of branded drugs;

•	the impact of the adoption of certain accounting standards;

•	our success in acquiring or licensing proprietary technologies that are necessary for our product development activities;

•	our ability to obtain and maintain a sufficient supply of products to meet market demand;

•	the impact of political and economic instability in the countries in which we operate, particularly Argentina and other Latin American countries;

•	our successful compliance with extensive, costly, complex and evolving governmental regulations and restrictions;

•	our ability to successfully compete in both the branded and brand-equivalent pharmaceutical sectors; and

•	other risks and uncertainties detailed herein and from time to time in our Securities and Exchange Commission filings.

     The information in this Form 10-Q is as of March 31, 2002 or, where clearly indicated, as of the date of this filing. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. We also may make additional disclosures in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we may file from time to time with the Securities and Exchange Commission. Please also note that we provide a cautionary discussion of risks and uncertainties under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2001. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here could also adversely affect us.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

     On January 11, 2002, two of the class action lawsuits containing allegations similar to those in the Louisiana Wholesale Drug Co. V. Abbott Laboratories, Geneva Pharmaceuticals, Inc. and Zenith Goldline Pharmaceuticals, Inc. case, previously reported in IVAX’ Annual Report on Form 10-K for the year ended December 31, 2001, were also settled.

Item 6 — Exhibits and Reports On Form 8-K

(a) EXHIBITS

     None

(b) REPORTS ON FORM 8-K

     On February 13, 2002, we filed a report on Form 8-K to report the issuance of a press release containing certain financial information with respect to results of operations for the year ended December 31, 2001.

     On March 5, 2002, we filed a report on Form 8-K reporting our issuance of 159,730 shares of our common stock pursuant to our Registration Statement on Form S-3, Registration No. 333-51372, in settlement of certain put option obligations.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IVAX CORPORATION

Date: May 14, 2001	By:	/s/ Thomas E. Beier

Thomas E. Beier Senior Vice President-Finance Chief Financial Officer