Form 10-Q
period 2002-06-30
IVAX CORP /DE
filed 2002-08-14
CIK 772197

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

194,554,951 shares of Common Stock, $.10 par value, outstanding as of July 26, 2002.

IVAX CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

IVAX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$149,419	$178,264
Marketable securities	26,081	154,842
Accounts receivable, net of allowances for doubtful accounts of $22,002 in 2002 and $21,670 in 2001	202,058	247,670
Inventories	291,037	253,471
Other current assets	145,268	164,692

Total current assets	813,863	998,939
Property, plant and equipment, net	377,637	356,304
Goodwill, net	414,239	502,077
Intangible assets, net	283,376	187,479
Other assets	51,650	60,650

Total assets	$1,940,765	$2,105,449

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$86,047	$97,465
Current portion of long-term debt	26,325	52,199
Loans payable	19,160	13,249
Accrued income taxes payable	13,295	41,861
Accrued expenses and other current liabilities	191,791	196,587

Total current liabilities	336,618	401,361
Long-term debt, net of current portion	910,016	913,486
Other long-term liabilities	58,593	57,536
Minority interest	15,504	14,712
Shareholders’ equity:
Common stock, $.10 par value, authorized 437,500 shares, issued and outstanding 194,987 shares in 2002 and 196,523 shares in 2001	19,498	19,652
Capital in excess of par value	318,831	328,095
Put options	—	34,650
Retained earnings	501,652	446,469
Accumulated other comprehensive loss	(219,947)	(110,512)

Total shareholders’ equity	620,034	718,354

Total liabilities and shareholders’ equity	$1,940,765	$2,105,449

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

IVAX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months		Six Months

	2002	2001	2002	2001

Period Ended June 30,
(In thousands, except per share data)

Net revenues	$280,406	$301,782	$552,628	$561,714
Cost of sales	149,843	143,339	300,090	267,063

Gross profit	130,563	158,443	252,538	294,651

Operating expenses:
Selling	43,701	30,103	85,847	57,605
General and administrative	27,368	28,906	54,634	52,627
Research and development	18,330	20,020	37,384	38,903
Amortization of intangible assets	3,918	4,229	6,932	7,823
Restructuring costs	1,794	(220)	2,282	(221)

Total operating expenses	95,111	83,038	187,079	156,737

Income from operations	35,452	75,405	65,459	137,914
Other income (expense):
Interest income	3,026	9,933	5,425	13,741
Interest expense	(12,312)	(10,460)	(24,720)	(14,819)
Other income, net	19,354	9,182	24,374	10,932
Gain on partial sale of IVAX Diagnostics, Inc.	—	—	—	10,278

Total other income, net	10,068	8,655	5,079	20,132

Income from continuing operations before income taxes and minority interest	45,520	84,060	70,538	158,046
Provision for income taxes	13,766	16,211	19,578	29,966

Income from continuing operations before minority interest	31,754	67,849	50,960	128,080
Minority interest	(32)	14	62	(85)

Income from continuing operations	31,722	67,863	51,022	127,995
Cumulative effect of a change in accounting principle	—	—	4,161	—

Net income	$31,722	$67,863	$55,183	$127,995

(Continued)

IVAX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Continuation)

	Three Months		Six Months

	2002	2001	2002	2001

Period Ended June 30,
(In thousands, except per share data)

BASIC EARNINGS PER COMMON SHARE:
Continuing operations	$0.16	$0.34	$0.26	$0.64
Cumulative effect of a change in accounting principle	—	—	0.02	—

Net income	$0.16	$0.34	$0.28	$0.64

DILUTED EARNINGS PER COMMON SHARE:
Continuing operations	$0.16	$0.33	$0.26	$0.62
Cumulative effect of a change in accounting principle	—	—	0.02	—

Net income	$0.16	$0.33	$0.28	$0.62

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	195,083	199,876	195,642	199,567

Diluted	196,998	207,605	198,128	206,979

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Common Stock					Accumulated
			Capital in			Other
	Number of		Excess of	Put	Retained	Comprehensive
	Shares	Amount	Par Value	Options	Earnings	Income (Loss)	Total

BALANCE, December 31, 2001	196,523	$19,652	$328,095	$34,650	$446,469	$(110,512)	$718,354
Comprehensive loss:
Net income	—	—	—	—	55,183	—	55,183
Translation adjustment	—	—	—	—	—	(105,832)	(105,832)
Unrealized net loss on available-for-sale equity securities and derivatives, net of tax	—	—	—	—	—	(3,603)	(3,603)

Comprehensive loss	—	—	—	—	—	—	(54,252)
Exercise of stock options	577	58	4,700	—	—	—	4,758
Tax benefit of option exercises	—	—	1,297	—	—	—	1,297
Employee stock purchases	33	3	499	—	—	—	502
Repurchase and retirement of common stock	(3,117)	(312)	(37,588)	(12,725)	—	—	(50,625)
Shares issued to settle put options	971	97	21,828	(21,925)	—	—	—

BALANCE, June 30, 2002	194,987	$19,498	$318,831	$—	$501,652	$(219,947)	$620,034

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	2002	2001

Six Months Ended June 30,
(In thousands)

Cash flows from operating activities:
Net income	$55,183	$127,995
Adjustments to reconcile net income to net cash flows from operating activities:
Restructuring costs	2,282	(221)
Depreciation and amortization	26,668	22,688
Deferred tax provision (benefit)	1,362	(17,683)
Tax effect of stock option exercises	1,297	7,751
Provision for doubtful accounts	2,064	1,033
Provision for inventory obsolescence	5,173	10,472
Interest accretion on QVAR note	453	—
Minority interest in earnings	(62)	85
Equity in earnings of unconsolidated affiliates	(502)	(619)
Gain on sale of marketable securities	(797)	—
Gain on sale of product rights	(7,489)	(7,347)
Losses (gains) on sale of assets, net	370	(12,732)
Gains on extinguishment of debt	(9,570)	—
Cumulative effect of a change in accounting principle	(4,161)	—
Changes in operating assets and liabilities:
Accounts receivable	37,813	(29,665)
Inventories	(40,591)	(12,906)
Other current assets	9,396	(6,474)
Other assets	3,538	3,482
Accounts payable, accrued expenses, and other current liabilities	(40,569)	7,313
Other long-term liabilities	1,701	(153)

Net cash flows from operating activities	43,559	93,019

Cash flows from investing activities:
Proceeds from sale of product rights	7,489	3,097
Capital expenditures	(35,150)	(24,071)
Proceeds from sale of assets	—	44,912
Acquisitions of intangible assets	(32,946)	(10,907)
Acquisitions of businesses, net of cash acquired	6,417	(79,809)
Investment in affiliates	58	(17,913)
Purchases of marketable securities	(100,473)	(238,092)
Proceeds from sales of marketable securities	226,420	—

Net cash flows from investing activities	71,815	(322,783)

Cash flows from financing activities:
Borrowings on long-term debt and loans payable	9,436	723,785
Payments on long-term debt and loans payable	(94,419)	(17,413)
Exercise of stock options and employee stock purchases	5,260	11,320
Repurchase of common stock	(50,625)	(58,577)

Net cash flows from financing activities	(130,348)	659,115

Effect of exchange rate changes on cash and cash equivalents	(13,871)	2,126

Net (decrease) increase in cash and cash equivalents	(28,845)	431,477
Cash and cash equivalents at the beginning of the year	178,264	174,794

Cash and cash equivalents at the end of the period	$149,419	$606,271

(Continued)

IVAX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continuation)

	2002	2001

Six Months Ended June 30,
(In thousands)

Supplemental disclosures:
Interest paid	$22,895	$9,135

Income tax payments	$38,899	$34,100

Supplemental schedule of non-cash investing and financing activities:
Information with respect to acquisitions which were accounted for under the purchase method of accounting is summarized as follows:
Fair value of assets acquired		$83,886
Liabilities assumed		(56,088)

Net assets acquired		27,798

Purchase price:
Cash, net of cash acquired		79,754
Acquisition costs		55
Fair market value of stock and options issued		77,056

Total		156,865

Goodwill		$129,067

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share data)

(1) GENERAL:

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the results of operations, financial position and cash flows have been made. The results of operations and cash flows for the six months ended June 30, 2002, are not necessarily indicative of the results of operations and cash flows which may be reported for the remainder of 2002. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements included in IVAX’ Annual Report on Form 10-K for the year ended December 31, 2001. For purposes of these financial statements, North America includes the United States and Canada. Mexico is included within Latin America. Certain prior period amounts presented in the consolidated financial statements have been reclassified to conform to the current period’s presentation.

(2) INVENTORIES:

     Inventories consist of the following:

	June 30,	December 31,
	2002	2001

Raw materials	$114,876	$110,443
Work-in-process	52,423	34,820
Finished goods	123,738	108,208

Total inventories	$291,037	$253,471

(3) EARNINGS PER SHARE:

     A reconciliation of the denominator of the basic and diluted earnings per share computation is as follows:

	Three Months		Six Months

	2002	2001	2002	2001

Period Ended June 30,

Basic weighted average number of shares outstanding	195,083	199,876	195,642	199,567
Effect of dilutive securities — stock options and warrants	1,915	7,729	2,486	7,412

Diluted weighted average number of shares outstanding	196,998	207,605	198,128	206,979

Not included in the calculation of diluted earnings per share because their impact is antidilutive:
Stock options outstanding	14,264	250	9,960	346
Convertible debt	23,518	26,514	24,299	26,514
Put options	—	281	—	281

(4) REVENUES:

     Net revenues are comprised of gross revenues less provisions for expected customer returns, inventory credits, discounts, promotional allowances, volume rebates, chargebacks and other allowances. The reserve balances related to these provisions are included in “Accounts receivable, net of allowances for doubtful accounts” and “Accrued expenses and other current liabilities” in the accompanying consolidated balance sheets in the amounts of $133,723 and $97,093, respectively, at June 30, 2002, and $115,752 and $88,955, respectively, at December 31, 2001.

(5) INTANGIBLE ASSETS:

     Intangible assets with definite lives are amortized and carried at cost less accumulated amortization. Intangible assets with indefinite lives are carried at cost and are not amortized. Intangible assets consist of the following:

	June 30, 2002		December 31, 2001

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Patents and related licenses	$81,824	$43,709	$73,031	$40,766
Trademarks	115,212	6,074	112,958	2,114
Licenses and other intangibles	117,557	6,026	22,768	4,352

Total	$314,593	$55,809	$208,757	$47,232

Unamortized intangible assets:
Trademarks & product registrations	$24,592		$25,954

     On March 1, 2002, IVAX acquired from Syntex Pharmaceuticals International Ltd. the non-U.S. rights to pharmaceutical products containing flunisolide hemihydrate, sold under the tradenames Syntaris, Nasalide, Rhinalar, Locasyn and Lokilan, for 10,156 Swiss francs ($5,986 at the February 28, 2002, currency exchange rate).

     On April 2, 2002, IVAX entered into an agreement to acquire the technical files and French marketing authorizations to substantially all of the products comprising the generic pharmaceutical business of Merck & Co., Inc.’s subsidiary in France. The total consideration due is 5,641 Euros ($4,917 at the March 31, 2002, currency exchange rate) one-half of which was paid upon signing and the remainder due in four months. On July 19, 2002, the agreement was amended reducing the second payment to 2,565 Euros ($2,531 as of the August 2, 2002, payment date).

     On April 22, 2002, IVAX acquired an exclusive U.S. license to the patent rights to market QVAR™ (beclomethasone dipropionate HFA), an aerosol inhaler prescribed to treat asthma. In addition, IVAX has an option to obtain ownership of the U.S. QVAR trademark, as well as related patents and the New Drug Application in five years. 3M Drug Delivery Systems will manufacture the QVAR product for IVAX under a long-term contract. The purchase price was allocated to the fair values of the assets acquired pursuant to an independent appraisal resulting in a value of $27,140 for the license agreement, which is being amortized over its 5 year life, and $67,116 for the option, which is not being amortized. If the option is exercised, the value of the option will be allocated to the underlying assets acquired by the exercise and appropriate lives determined. The total consideration due under the contract, including options and extensions, is $105,000, $21,000 of which was paid on the effective date, $22,000 is due on the first anniversary, $31,000 is due on the second anniversary, $26,000 is due on the third anniversary and $5,000 is due on the fifth anniversary upon exercise of the option. IVAX also acquired a non-exclusive worldwide license to certain 3M patents covering HFA formulations of various asthma drugs.

(6) DEBT:

     During January 2002, IVAX repaid $48,000 of U.S. denominated loans held by an Argentine subsidiary resulting in a pretax foreign exchange loss of $2,824.

     See Note 10, Recently Issued Accounting Standards, for a discussion of the classification of gains on extinguishment of debt. During the first quarter of 2002, IVAX repurchased $35,000 of 4.5% Convertible Senior Subordinated Notes due 2008 for $28,797, plus accrued interest of $484, and wrote off debt issuance costs of $828, resulting in a gain on extinguishment of debt of $6,203. During the second quarter of 2002, IVAX repurchased $20,000 of 4.5% Convertible Senior Subordinated Notes due 2008 for $15,363, plus accrued interest of $111, and wrote off debt issuance costs of $442, resulting in a gain on extinguishment of debt of $4,195.

     As described in Note 5, payments for the acquisition of QVAR are due through the third anniversary of the effective date. The payments carried no stated interest rate and were discounted at the risk free interest rate of 3.7% resulting in $73,709 of additional long-term debt as of June 30, 2002, including accretion of interest, of which $22,000 is current.

(7) INCOME TAXES:

     The provision for income taxes from continuing operations consists of the following:

	Three Months		Six Months

	2002	2001	2002	2001

Period Ended June 30,

Current:
Domestic	$5,062	$29,562	$7,242	$40,706
Foreign	6,083	3,217	10,974	6,943
Deferred	2,621	(16,568)	1,362	(17,683)

Total	$13,766	$16,211	$19,578	$29,966

     The effective tax rate during the first six months of 2002 is less than the statutory rate due primarily to low tax rates applicable to IVAX’ Puerto Rico and Waterford, Ireland manufacturing operations. Payment of the current tax provision for the year ended December 31, 2001, for domestic and foreign operations will be reduced by $926 and $370, respectively, representing the incremental impact of compensation expense deductions associated with non-qualified stock option exercises during the current quarter. These amounts were credited to “Capital in excess of par value”. As of June 30, 2002, a domestic net deferred tax asset of $100,372 and an aggregate foreign net deferred tax asset of $3,691 are included in “Other current assets” and “Other assets” in the accompanying consolidated balance sheet. Realization of the net deferred tax assets is dependent upon generating sufficient future domestic and foreign taxable income. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized.

(8) BUSINESS SEGMENT INFORMATION:

	Three Months		Six Months

	2002	2001	2002	2001

Revenues by Region
Period Ended June 30,

North America
External sales	$111,546	$162,246	$214,507	$300,989
Intersegment sales	276	77	552	463
Other revenues	7,124	147	14,860	268

Net revenues — North America	118,946	162,470	229,919	301,720

Europe
External sales	80,906	75,910	166,189	146,198
Intersegment sales	15,516	13,459	29,905	21,200
Other revenues	8,651	13,684	17,191	28,889

Net revenues — Europe	105,073	103,053	213,285	196,287

Latin America
External sales	57,726	38,661	116,503	65,170
Other revenues	430	306	830	535

Net revenues — Latin America	58,156	38,967	117,333	65,705

Corporate & Other
External sales	12,928	9,360	20,208	17,731
Intersegment sales	(15,792)	(13,536)	(30,457)	(21,663)
Other revenues	1,095	1,468	2,340	1,934

Net revenues — Corporate & Other	(1,769)	(2,708)	(7,909)	(1,998)

Consolidated net revenues	$280,406	$301,782	$552,628	$561,714

	Three Months		Six Months

	2002	2001	2002	2001

Profits by Region
Period Ended June 30,

Income from continuing operations before minority interest:
North America	$16,419	$62,543	$29,992	$97,629
Europe	5,446	(10,382)	14,888	(10,306)
Latin America	13,288	1,783	17,466	3,088
Corporate & Other	(3,399)	13,905	(11,386)	37,669

Income from continuing operations
Before minority interest	31,754	67,849	50,960	128,080

Net Income:
Minority interest	(32)	14	62	(85)
Cumulative effect of a change in accounting principle	—	—	4,161	—

Net income	$31,722	$67,863	$55,183	$127,995

	June 30,

	2002	2001

Long-Lived Assets:
North America	$306,290	$70,267
Europe	265,458	210,956
Latin America	431,074	175,720
Corporate & Other	110,048	111,572

Total	$1,112,870	$568,515

(9) SHAREHOLDERS’ EQUITY:

     On March 5, 2002, IVAX elected the net share settlement method and issued 160 shares of IVAX’ common stock to settle one put option for 200 shares, bearing a strike price of $31.00, that expired on March 1, 2002. On April 4, 2002, IVAX elected the physical settlement method for one put option, and paid $4,750 to purchase 250 shares of IVAX’ common stock at a strike price of $19.00. On April 30, 2002, IVAX elected the physical settlement method for one put option, and paid $7,975 to purchase 250 shares of IVAX’ common stock at a strike price of $31.90. On May 15, 2002, IVAX elected the net share settlement method and issued 444 shares of IVAX’ common stock to settle one put option for 250 shares, bearing a strike price of $32.28, that expired on May 14, 2002. On May 22, 2002, IVAX elected the net share settlement method and issued 367 shares of IVAX’ common stock to settle one put option for 250 shares, bearing a strike price of $32.15, that expired on May 21, 2002.

     On March 15, 2002, IVAX’ Board of Directors expanded the authorization of our repurchase program by an additional 10,000 shares of common stock or a like-valued amount of IVAX’ convertible debentures.

(10) RECENTLY ISSUED ACCOUNTING STANDARDS:

     Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets. It is effective for fiscal years beginning after June 15, 2002. Management believes the impact of adoption of this statement will not be significant.

     SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than when a commitment to an exit plan is made. It is effective for exit or disposal activities that are initiated after December 31, 2002. Management believes the impact of adoption of this statement will not be significant.

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

     In accordance with SFAS No. 141, Business Combinations, on January 1, 2002, $4,161 of negative goodwill recorded in the balance sheet as of December 31, 2001, was reversed through a cumulative effect of a change in accounting principle. In addition, a workforce in place intangible asset in the amount of $722 was reclassified to goodwill.

     Effective January 1, 2002, IVAX adopted SFAS No. 142, Goodwill and Other Intangible Assets. Intangible assets that have indefinite lives and goodwill are no longer amortized. This will increase net income by approximately $2,000 per quarter, or $8,000 per year. The life of one product intangible asset with a net book value of $6,519 as of January 1, 2002, was extended based on a review of the expected remaining estimated useful life. Intangible assets with indefinite lives were tested for impairment resulting in the write-down of one intangible asset by $177. The initial test for impairment of goodwill as of January 1, 2002, was completed during the second quarter and no impairments were indicated. An independent valuation firm was used to perform the test.

     Goodwill and Other Intangible Assets — Adoption of SFAS No. 142:

	Three Months		Six Months

	2002	2001	2002	2001

Period Ended June 30,

Reported net income	$31,722	$67,863	$55,183	$127,995
Addback: Goodwill amortization		2,090		3,302
Addback: Workforce in place amortization		55		109
Adjust: Product intangible amortization		903		1,806

Adjusted net income	$31,722	$70,911	$55,183	$133,212

Basic earnings per common share:
Reported net income	$0.16	$0.34	$0.28	$0.64
Goodwill amortization		0.01		0.02
Product intangible amortization		—		0.01

Adjusted net income	$0.16	$0.35	$0.28	$0.67

Diluted earnings per common share:
Reported net income	$0.16	$0.33	$0.28	$0.62
Goodwill amortization		0.01		0.01
Product intangible amortization		—		0.01

Adjusted net income	$0.16	$0.34	$0.28	$0.64

     The following table displays the changes in the carrying amounts of goodwill by operating segment for the six months ended June 30, 2002:

	Balance	Foreign	Balance
	December 31,	Exchange and	June 30,
	2001	Other	2002

North America	$3,972	$—	$3,972
Europe	24,200	7,015	31,215
Latin America	427,157	(95,521)	331,636
Corporate and other	46,748	668	47,416

Consolidated goodwill	$502,077	$(87,838)	$414,239

     During the second quarter of 2002, IVAX elected to early adopt SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The impact of adoption was the reclassification into income from continuing operations of extraordinary losses from the early retirement of subordinated notes of $8,725 in 2000, an extraordinary gain of $7,120, net of taxes of $4,182, during the third quarter of 2001, an extraordinary gain of $3,413, net of taxes of $1,962, during the first quarter of 2002 and an extraordinary gain of $2,664, net of taxes of $1,531, during the second quarter of 2002.

(11) ACQUISITIONS:

     On February 9, 2001, IVAX indirectly acquired IVAX Pharmaceuticals Mexico, S.A. de C.V. (“IVAX Mexico”, formerly known as Laboratorios Fustery, S.A. de C.V.), a Mexican pharmaceutical company, by purchasing the outstanding securities of IVAX Mexico’s parent, Maancirkel Holding B.V., a corporation organized under the laws of The Netherlands, from Morcob CVA, an entity organized under the laws of Belgium, pursuant to a stock purchase agreement entered into among the parties on October 11, 2000. The operating results of IVAX Mexico are included in the consolidated financial statements subsequent to the February 9, 2001, acquisition date. During the second quarter of 2002, IVAX received a refund of $6,417 on the purchase price of IVAX Mexico, which reduced goodwill.

     On February 26, 2001, IVAX acquired the assets of a research organization located in the United States. The operating results of this company are included in the consolidated financial statements subsequent to its acquisition date.

     On March 13, 2001, IVAX acquired Netpharma Scandinavia AB (“Netpharma”), a Swedish pharmaceutical company. The operating results of Netpharma are included in the consolidated financial statements subsequent to its acquisition date.

     On April 3, 2001, IVAX acquired the remaining 70% of Indiana Protein Technologies, Inc. (“Indiana Protein”) that it did not already own. Indiana Protein was previously accounted for as an investment under the equity method of accounting. The operating results of Indiana Protein are included in the consolidated financial statements subsequent to its acquisition date.

     During the third quarter of 2001, IVAX acquired 99.9% of the outstanding shares and American Depositary Shares (“ADS”) of Laboratorio Chile S.A. (“Lab Chile”), a Chilean pharmaceutical company, in two tender offers for cash. The operating results of Lab Chile are included in the consolidated financial statements subsequent to its acquisition date.

     Proforma information for the above acquisitions as if the purchases occurred on January 1, 2001, is presented below.

	Three months	Six months
	2001	2001

Period Ended June 30,

Revenues	$348,980	$678,002
Net income	79,918	144,160

Diluted weighted average shares	207,605	207,785
Diluted earnings per share	$0.38	$0.69

     These proforma results of operations are not necessarily indicative of results that might have been achieved if the acquisitions had actually occurred on January 1, 2001.

(12) PARTIAL SALE OF IVAX DIAGNOSTICS, INC.:

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

(13) LEGAL PROCEEDINGS:

     On January 11, 2002, two of the class action lawsuits containing allegations similar to those in the Louisiana Wholesale Drug Co. v. Abbott Laboratories, Geneva Pharmaceuticals, Inc. and Zenith Goldline Pharmaceuticals, Inc. case, previously reported in IVAX’ Annual Report on Form 10-K for the year ended December 31, 2001, were settled.

     In April 2002, we received notice of an investigation by United Kingdom National Health Service officials concerning prices charged by generic drug companies, including IVAX UK Limited, for penicillin-based antibiotics and warfarin sold in the United Kingdom from 1996 to 2000. This is an investigation by the Serious Fraud Office of the United Kingdom involving all pharmaceutical companies that sold these products in the United Kingdom during this period. According to statements by investigating agencies, this is a complex investigation expected to continue for some time and there is no indication from the agencies when or if charges will be made against any of these companies. The Company is cooperating fully with this investigation and believes its sales of these products have been in compliance with all applicable laws and regulations.

     On June 13, 2002, the Louisiana Wholesale Drug Co. v. Abbott Laboratories and Valley Drug Co. v. Abbott Laboratories et al. cases, previously reported in IVAX’ Annual Report on Form 10-K for the year ended December 31, 2001, were also settled.

(14) SUBSEQUENT EVENTS:

     From July 1, 2002, through July 26, 2002, IVAX repurchased 458 shares of its common stock at a total cost, including commissions, of $4,934.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Six months ended June 30, 2002 compared to the six months ended June 30, 2001

     Net income for the six months ended June 30, 2002, was $55 million, or $.28 per diluted share, compared to $128 million, or $.62 per diluted share, for the same period of the prior year. Income from continuing operations for the six months ended June 30, 2002, was $51 million, or $.26 per diluted share, compared to $128 million, or $.62 per diluted share, for the same period of the prior year. As of January 1, 2002, we recorded a cumulative change in accounting principle credit in the amount of $4.2 million, or $.02 per diluted share, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations.

Net Revenues and Gross Profit

     Net revenues for the six months ended June 30, 2002, totaled $553 million, a decrease of $9 million, or 2%, from the $562 million reported in the same period of the prior year. This decrease was comprised of decreases in net revenues of $72 million from North American subsidiaries and $6 million from other operations, partially offset by increases of $17 million from European subsidiaries and $52 million from Latin American subsidiaries.

     North American subsidiaries generated net revenues of $230 million for the six months ended June 30, 2002, compared to $302 million for the same period of the prior year. The $72 million, or 24%, decrease in net revenues was primarily attributable to decreased volume and lower prices of our paclitaxel product and higher sales returns and allowances, partially offset by increased volume and prices of certain brand-equivalent pharmaceutical products, increased sales of proprietary respiratory products and increased product development fees. North American subsidiaries recorded provisions for sales returns and allowances that reduced gross sales by $278 million during the six months ended June 30, 2002, and $139 million for the same period of the prior year. The increase of $139 million, or 100%, was primarily due to reduced net prices on certain brand-equivalent pharmaceutical products and increased sales volume.

     European subsidiaries generated net revenues of $213 million for the six months ended June 30, 2002, compared to $196 million for the same period of the prior year. The $17 million, or 9%, increase in net revenues was primarily due to higher sales volumes and favorable effects of currency exchange rates, partially offset by reduced product development fees and lower prices for certain brand-equivalent products. European subsidiaries recorded provisions for sales returns and allowances that reduced gross sales by $23 million during the six months ended June 30, 2002, and $17 million for the same period of the prior year.

     Latin American subsidiaries generated net revenues of $117 million for the six months ended June 30, 2002, compared to $65 million for the same period of the prior year. The $52 million, or 79%, increase was primarily due to the revenue generated by Laboratorio Chile S.A. (“Lab Chile”), which was acquired July 5, 2001, partially offset by unfavorable effects of currency exchange rates. Latin American subsidiaries recorded provisions for sales returns and allowances that reduced gross sales by $18 million during the six months ended June 30, 2002, and $3 million for the same period of the prior year. The $15 million, or 500%, increase was primarily due to the acquisition of Lab Chile.

     Gross profit was $253 million (46% of net revenues) for the six months ended June 30, 2002, compared to $295 million (52% of net revenues) for the same period of the prior year. The decrease in gross profit percentage was primarily attributable to reduced volume and pricing of our paclitaxel product. We are continuing to experience increased competition for paclitaxel as well as our brand equivalent albuterol products and the resulting pricing and volume pressures have negatively impacted and may continue to negatively impact our revenues and gross profits. Our results for the first six months of 2002 were also adversely impacted by a significant currency devaluation in Argentina, reductions in government purchases of our products in Mexico and continued pricing pressures in the United States and the United Kingdom. Revenues from the sale of our paclitaxel product did not contribute significantly to our revenues and gross profits during the first six months of 2002 and, because of the continuing price erosion and competition, are not likely to contribute significantly in the near future to our North American results. Our future net revenues and gross profits will depend upon:

•	our ability to maintain our pricing and volume levels and obtain a consistent supply of raw materials for paclitaxel;

•	our ability to obtain and maintain FDA approval of our manufacturing facilities;

•	our ability to maintain a pipeline of products in development;

•	our ability to develop and rapidly introduce new products;

•	the timing of regulatory approval of such products;

•	our ability to manufacture such products efficiently;

•	the number and timing of regulatory approvals of competing products; and

•	our ability to replace or renew license fees, royalties and development service fees as the related agreements expire or are terminated.

Operating Expenses

     Selling expenses increased $28 million, or 49%, to $86 million (16% of net revenues) for the six months ended June 30, 2002, compared to $58 million (10% of net revenues) for the same period of the prior year. The increase was due to higher expenses associated with the operations of Lab Chile and IVAX Pharmaceuticals Mexico, S.A. de C.V. (“IVAX Mexico”, formerly known as Laboratorios Fustery, S.A. de C.V.) and increased sales and promotional expenses at IVAX Laboratories, our U.S. proprietary respiratory subsidiary, and our European subsidiaries, partially offset by reduced sales and promotional expenses at Elvetium Argentina and favorable effects of foreign currency rates.

     General and administrative expenses increased $2 million, or 4%, to $55 million (10% of net revenues) for the six months ended June 30, 2002, compared to $53 million (9% of net revenues) for the same period of the prior year. The increase is primarily attributable to additional general and administrative expenses from the operations of Lab Chile and IVAX Mexico and increased expenses at North American pharmaceutical subsidiaries, partially offset by reduced expenses at Elvetium Argentina, favorable effects of foreign currency rates and lower professional fees at Corporate. In June 2002, we received $2.2 million in partial settlement of a vitamin price-fixing class action lawsuit. In addition, we paid $2.1 million to settle the Louisiana Wholesale Drug Co. v. Abbott Laboratories and Valley Drug Co. v. Abbott Laboratories et al. cases, previously reported in our Annual Report on Form 10-K for the year ended December 31, 2001.

     Research and development expenses for the six months ended June 30, 2002, decreased $2 million, or 4%, to a total of $37 million (7% of net revenues), compared to $39 million (7% of net revenues) for the same period of the prior year. Our future level of research and development expenditures will depend on, among other things, the outcome of clinical testing of products under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity.

     During the first six months of 2002, we incurred $2 million of restructuring costs, which were substantially paid out during the quarter, at two subsidiaries, consisting primarily of employee termination benefits.

Other Income (Expense)

     Interest income decreased $8 million and interest expense increased $10 million for the six months ended June 30, 2002, as compared to the same period of the prior year primarily due to the cash purchases of Lab Chile on July 5, 2001, and Nasarel and Nasalide on October 16, 2001, and the issuance of $725 million of 4.5% Convertible Senior Subordinated Notes in 2001.

     Other income, net increased $13 million for the six months ended June 30, 2002, compared to the same period of the prior year. During January 2002, we repaid $48 million of U.S. denominated loans held by an Argentine subsidiary resulting in a pretax foreign exchange loss of approximately $2.8 million, which was partially offset by foreign currency gains at other subsidiaries. During the second quarter, we reclassified $5.3 million of first quarter extraordinary gains on the repurchase of subordinated notes into other income in accordance with the early adoption of SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. During the second quarter of 2002, we realized a gain of $4.2 million on the repurchase of subordinated notes, earned a $4.3 million milestone as additional consideration for the sale of Elmiron to ALZA Corporation during 1997, which is to be received in the first quarter of 2003, and recorded a gain of $6.3 million on the sale of certain intangible assets in the Czech Republic, which proceeds are due under the contract in the third quarter of 2002. These gains were partially offset by net foreign currency losses at various subsidiaries.

     On March 14, 2001, we sold a partial interest in IVAX Diagnostics, Inc. through a merger with b2bstores.com, Inc. resulting in a gain of $10.3 million.

Three months ended June 30, 2002 compared to the three months ended June 30, 2001

     Net income for the three months ended June 30, 2002, was $32 million, or $.16 per diluted share, compared to $68 million, or $.33 per diluted share, for the same period of the prior year.

Net Revenues and Gross Profit

     Net revenues for the three months ended June 30, 2002, totaled $280 million, a decrease of $22 million, or 7%, from the $302 million reported in the same period of the prior year. This decrease was comprised of a reduction in net revenues of $44 million from North American subsidiaries, partially offset by increases in net revenues of $2 million from European subsidiaries, $19 million from Latin American subsidiaries and $1 million from other operations.

     North American subsidiaries generated net revenues of $119 million for the three months ended June 30, 2002, compared to $163 million for the same period of the prior year. The 27% decrease was primarily attributable to decreased volume and lower prices of our paclitaxel product and higher sales returns and allowances, partially offset by increased volume and prices of certain brand-equivalent pharmaceutical products, increased sales of proprietary respiratory products and increased product development fees. North American subsidiaries recorded provisions for sales returns and allowances that reduced gross sales by $146 million during the three months ended June 30, 2002, and $81 million for the same period of the prior year. The increase of $65 million, or 80%, was primarily due to reduced net prices on certain brand-equivalent pharmaceutical products and increased sales volume.

     European subsidiaries generated net revenues of $105 million for the three months ended June 30, 2002, compared to $103 million for the same period of the prior year. The 2% increase was primarily due to higher sales volumes and favorable effects of currency exchange rates, partially offset by reduced product development fees and lower prices for certain brand-equivalent products. European subsidiaries recorded provisions for sales returns and allowances that reduced gross sales by $11 million during the three months ended June 30, 2002, and $7 million for the same period of the prior year.

     Latin American subsidiaries generated net revenues of $58 million for the three months ended June 30, 2002, compared to $39 million for the same period of the prior year. The 49% increase was primarily due to the revenue generated by Lab Chile, which was acquired July 5, 2001, partially offset by reduced sales volume in Mexico and unfavorable effects of currency exchange rates. Latin American subsidiaries recorded provisions for sales returns and allowances that reduced gross sales by $8 million during the three months ended June 30, 2002, and $1 million for the same period of the prior year. The $7 million, or 700%, increase was primarily due to the acquisition of Lab Chile.

     Gross profit was $131 million (47% of net revenues) for the three months ended June 30, 2002, compared to $158 million (53% of net revenues) for the same period of the prior year. The decrease in gross profit percentage was primarily attributable to reduced volume and pricing of our paclitaxel product. We are continuing to experience increased competition for paclitaxel as well as our brand equivalent albuterol products and the resulting pricing and volume pressures have negatively impacted and may continue to negatively impact our revenues and gross profits. Our results this quarter were also adversely impacted by a significant currency devaluation in Argentina and by reductions in government purchases of our products in Mexico.

Operating Expenses

     Selling expenses increased $14 million, or 45%, to $44 million (16% of net revenues) for the three months ended June 30, 2002, compared to $30 million (10% of net revenues) for the same period of the prior year. The increase was due to higher expenses associated with the operations of Lab Chile and IVAX Mexico and increased sales and promotional expenses at IVAX Laboratories and our European subsidiaries, partially offset by reduced sales and promotional expenses at Elvetium Argentina and favorable effects of foreign currency rates.

     General and administrative expenses decreased $2 million, or 5%, to $27 million (10% of net revenues) for the three months ended June 30, 2002, compared to $29 million (10% of net revenues) for the same period of the prior year. The decrease is primarily attributable to reduced general and administrative expenses at Elvetium Argentina, favorable effects of foreign currency rates and lower professional fees at Corporate, partially offset by increased expenses at North American pharmaceutical subsidiaries and general and administrative expenses from the operation of Lab Chile. In June 2002, we received $2.2 million in partial settlement of a vitamin price-fixing class action lawsuit. In addition, we paid $2.1 million to settle the Louisiana Wholesale Drug Co. v. Abbott Laboratories and Valley Drug Co. v. Abbott Laboratories et al. cases, previously reported in our Annual Report on Form 10-K for the year ended December 31, 2001.

     Research and development expenses for the three months ended June 30, 2002, decreased $2 million, or 8%, to $18 million (7% of net revenues), compared to the same period of the prior year. Our future level of research and development expenditures will depend on, among other things, the outcome of clinical testing of products under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity.

     During the second quarter of 2002, we incurred $2 million of restructuring costs, which were substantially paid out during the quarter, at two subsidiaries, consisting primarily of employee termination benefits.

Other Income (Expense)

     Interest income decreased $7 million and interest expense increased $2 million for the three months ended June 30, 2002, compared to the same period of the prior year primarily due to the cash purchases of Lab Chile on July 5, 2001, and Nasarel and Nasalide on October 16, 2001, and the issuance of $725 million of 4.5% Convertible Senior Subordinated Notes in 2001.

     Other income, net increased $10 million for the three months ended June 30, 2002, compared to the same period of the prior year. During the second quarter of 2002, we realized a gain of $4.2 million on the repurchase of subordinated notes, earned a $4.3 million milestone as additional consideration for the sale of Elmiron to ALZA Corporation during 1997, which is to be received in the first quarter of 2003, and recorded a gain of $6.3 million on the sale of certain intangible assets in the Czech Republic, which proceeds are due under the contract in the third quarter of 2002.

Recently Issued Accounting Standards

     Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets. It is effective for fiscal years beginning after June 15, 2002. Management believes the impact of adoption of this statement will not be significant.

     SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than when a commitment to an exit plan is made. It is effective for exit or disposal activities that are initiated after December 31, 2002. Management believes the impact of adoption of this statement will not be significant.

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

     Effective January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. Intangible assets that have indefinite lives and goodwill are no longer amortized. This will increase net income by approximately $2 million per quarter, or $8 million per year. The life of one product intangible asset with a net book value of $6.5 million as of January 1, 2002, was extended based on a review of the expected remaining estimated useful life. Intangible assets with indefinite lives were tested for impairment resulting in the write-down of one intangible asset by $.2 million. The initial test for impairment of goodwill as of January 1, 2002, was completed during the second quarter and no impairments were indicated. An independent valuation firm was used to perform the test.

     Goodwill and Other Intangible Assets — Adoption of SFAS No. 142 (in thousands, except per share amounts):

	Three Months		Six Months

	2002	2001	2002	2001

Period Ended June 30,

Reported net income	$31,722	$67,863	$55,183	$127,995
Addback: Goodwill amortization		2,090		3,302
Addback: Workforce in place amortization		55		109
Adjust: Product intangible amortization		903		1,806

Adjusted net income	$31,722	$70,911	$55,183	$133,212

Basic earnings per common share:
Reported net income	$0.16	$0.34	$0.28	$0.64
Goodwill amortization		0.01		0.02
Product intangible amortization		—		0.01

Adjusted net income	$0.16	$0.35	$0.28	$0.67

Diluted earnings per common share:
Reported net income	$0.16	$0.33	$0.28	$0.62
Goodwill amortization		0.01		0.01
Product intangible amortization		—		0.01

Adjusted net income	$0.16	$0.34	$0.28	$0.64

     The following table displays the changes in the carrying amounts of goodwill by operating segment for the six months ended June 30, 2002 (in thousands):

	Balance	Foreign	Balance
	December 31,	Exchange and	June 30,
	2001	Other	2002

North America	$3,972	$—	$3,972
Europe	24,200	7,015	31,215
Latin America	427,157	(95,521)	331,636
Corporate and other	46,748	668	47,416

Consolidated goodwill	$502,077	$(87,838)	$414,239

     During the second quarter of 2002, IVAX elected to early adopt SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The impact of adoption was the reclassification into income from continuing operations of extraordinary losses from the early retirement of subordinated notes of $8.7 million in 2000, an extraordinary gain of $7.1 million, net of taxes of $4.2 million, during the third quarter of 2001, an extraordinary gain of $3.4 million, net of taxes of $2.0 million, during the first quarter of 2002 and an extraordinary gain of $2.7 million, net of taxes of $1.5 million, during the second quarter of 2002.

Liquidity and Capital Resources

     At June 30, 2002, working capital was $477 million compared to $598 million at December 31, 2001. Cash and cash equivalents were $149 million at June 30, 2002, compared to $178 million at December 31, 2001. Short-term marketable securities were $26 million at June 30, 2002 compared to $155 million at December 31, 2001.

     Net cash of $44 million was provided by operating activities during the first six months of 2002 compared to $93 million during the same period of the prior year. The decrease in cash provided by operating activities was primarily the result of reduced operating earnings and increases in inventories and payments of accounts payable, partially offset by increased collections of accounts receivable and decreases in other assets.

     Net cash of $72 million was provided by investing activities during the first six months of 2002 compared to $323 million used for investing activities during the same period of the prior year. During the first six months of 2002, our capital expenditures increased by approximately $11 million as compared to the same period of the prior year. During the first six months of 2001, we also received $45 million in proceeds from the sale of assets. During the first six months of 2002 we spent $26 million to acquire intangible assets, net of $6.4 million refund of purchase price from the acquisition of IVAX Mexico, compared to $109 million to acquire intangible assets and businesses and increase our ownership interest in affiliates during the same period of the prior year. During the first six months of 2002, we received $126 million net proceeds from the sale of marketable securities compared to using $238 million to acquire marketable securities during the same period of the prior year.

     On March 1, 2002, we acquired from Syntex Pharmaceuticals International Ltd. the non-U.S. rights to pharmaceutical products containing flunisolide hemihydrate, sold under the tradenames Syntaris, Nasalide, Rhinalar, Locasyn and Lokilan, for 10.2 million Swiss francs ($6.0 million at the February 28, 2002, currency exchange rate). During April 2002, we entered into an agreement to acquire the technical files and French marketing authorizations to substantially all of the products comprising the generic pharmaceutical business of Merck & Co., Inc.’s subsidiary in France for total consideration of approximately $5 million payable half on signing and half in four months. On July 19, 2002, the agreement was amended reducing the second payment to 2.6 million Euros ($2.5 million as of the August 2, 2002, payment date). We also acquired an exclusive U.S. license to the patent rights to market QVAR™ (beclomethasone dipropionate HFA), an aerosol inhaler prescribed to treat asthma. In addition, we have an option to obtain ownership of the U.S. QVAR trademark, as well as related patents and the New Drug Application in five years. 3M Drug Delivery Systems will manufacture the QVAR product for us under a long-term contract. The total consideration due under the contract, including options and extensions, is $105 million, $21 million of which was paid on the effective date, $22 million is due on the first anniversary, $31 million is due on the second anniversary, $26 million is due on the third anniversary and $5 million is due on the fifth anniversary upon exercise of the option. The payments carry no stated interest rate and were discounted at the risk free rate of 3.7%.

     Net cash of $130 million was used by financing activities during the first six months of 2002 compared to $659 million provided by financing activities during the same period of the prior year primarily reflecting the $725 million Convertible Senior Subordinated Notes sold in May of 2001. During the first six months of 2002, we repaid $48 million of bank debt and repurchased $55 million of our convertible debentures for $44.2 million, but reduced our repurchases of common stock by $8 million compared to the same period of the prior year. On March 15, 2002, our Board of Directors expanded the authorization of our repurchase program by an additional 10 million shares of our common stock or a like-valued amount of our convertible debentures.

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

Income Taxes

     We recognized a $19.6 million tax provision for the six months ended June 30, 2002, of which $11.8 million related to foreign operations. The effective tax rate during the first quarter of 2002 is less than the statutory rate due primarily to low tax rates applicable to our Puerto Rico and Waterford, Ireland manufacturing operations.

     As of June 30, 2002, domestic net deferred tax assets totaled $100.4 million and aggregate foreign net deferred tax assets totaled $3.7 million. Realization of the net deferred tax assets is dependent upon generating sufficient future domestic and foreign taxable income. Although realization is not assured, we believe it is more likely than not that the net deferred tax assets will be realized. Our estimates of future taxable income are subject to revision due to, among other things, regulatory and competitive factors affecting the pharmaceutical industries in the markets in which we operate. Such factors are further discussed in management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2001.

Critical Accounting Policies

     Revenue Recognition, Sales Returns and Allowances — Revenues and the related cost of sales are recognized at the time product is shipped. Our pharmaceutical revenues are affected by the level of provisions for estimated returns, inventory credits, discounts, promotional allowances, volume rebates and chargebacks, as well as other sales allowances. The custom in the pharmaceutical industry is generally to grant customers the right to return purchased goods. In the brand equivalent pharmaceutical industry, this custom has resulted in a practice of suppliers issuing inventory credits (also known as shelf-stock adjustments) to customers based on the customers’ existing inventory following decreases in the market price of the related brand equivalent pharmaceutical product. We have contractual agreements with many of our customers which require that we grant these customers inventory credit following a price decrease. In other cases, the determination to grant a credit is at our discretion. These credits allow customers with established inventories to compete with those buying product at the current market price, and allow us to maintain shelf space, market share and customer loyalty.

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

     Legal Costs — Legal charges are recorded for the costs anticipated to be incurred in connection with litigation and claims against us when we can reasonably estimate these costs. We intend to vigorously defend each of the lawsuits described in Note 13, Commitments and Contingencies, in the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001, and in Part II Item 1 of this Form 10-Q but their respective outcomes cannot be predicted. Any of such lawsuits or investigations, if determined adversely to us, could have a material adverse effect on our financial position and results of operations. Our ultimate liability with respect to any of these proceedings is not presently determinable.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Market risk represents the risk of loss that may impact our consolidated financial position, results of operations or cash flows. We, in the normal course of doing business, are exposed to the risks associated with foreign currency exchange rates and changes in interest rates.

     Foreign Currency Exchange Rate Risk — We have subsidiaries in more than 20 countries worldwide. During the six months ended June 30, 2002, sales outside the United States accounted for approximately 61% of worldwide sales. Virtually all of these sales were denominated in currencies of the local country. As such, our reported profits and cash flows are exposed to changing exchange rates. If the United States dollar weakens relative to the foreign currency, the earnings generated in the foreign currency will, in effect, increase when converted into United States dollars and vice versa. Although we do not speculate in the foreign exchange market, we do from time to time manage exposures that arise in the normal course of business related to fluctuations in foreign currency exchange rates by entering into offsetting positions through the use of foreign exchange forward contracts. As a result of exchange rate differences, net revenues decreased by $8 million for the six months ended June 30, 2002, as compared to the same period of the prior year. The effects of inflation on consolidated net revenues and operating income were not significant. Certain firmly committed transactions are hedged with foreign exchange forward contracts. As exchange rates change, gains and losses on the exposed transactions are partially offset by gains and losses related to the hedging contracts. Both the exposed transactions and the hedging contracts are translated at current spot rates, with gains and losses included in earnings. Our derivative activities, which primarily consist of foreign exchange forward contracts, are initiated primarily to hedge forecasted cash flows that are exposed to foreign currency risk.

     The foreign exchange forward contracts generally require us to exchange local currencies for foreign currencies based on pre-established exchange rates at the contracts’ maturity dates. If the counterparties to the exchange contracts do not fulfill their obligations to deliver the contracted currencies, we could be at risk for currency related fluctuations. We enter into these contracts with counterparties that we believe to be creditworthy and do not enter into any leveraged derivative transactions. As of June 30, 2002, we had $15.4 million in foreign exchange forward contracts outstanding. During January 2002, we repaid $48 million of United States dollar denominated bank loans of the Argentine operations assumed in the acquisition of Lab Chile resulting in a pretax loss of $2.8 million.

     Interest Rate Risk — Our only material debt obligations relate to the 4.5% and 5.5% Convertible Notes, which bear fixed rates of interest, and the amounts we owe for the purchase of QVAR, which carry no stated interest rate. We believe that our exposure to market risk relating to interest rate risk is not material.

Disclosure Regarding Forward-Looking Statements

     We caution the reader that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statement which may have been deemed to have been made in this report or which are otherwise made by us or on our behalf. For this purpose any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “will”, “expect”, “believe”, “anticipate”, “intend”, “could”, “would”, “estimate”, “continue” or “pursue”, or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Forward-looking statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among other things:

•	difficulties in product development and uncertainties related to the timing or outcome of product development;

•	the availability on commercially reasonable terms of raw materials, particularly raw materials for our paclitaxel product, and other third-party sourced products;

•	our dependence on sole or limited source suppliers and the risk associated with a production interruption or shipment delays at such suppliers;

•	difficulties in manufacturing products;

•	efficacy or safety concerns with respect to marketed products, whether or not scientifically justified, leading to recalls, withdrawals or declining sales;

•	that our proposed spending on facilities improvement and expansion may not be as projected;

•	our ability to obtain and maintain FDA approval of our manufacturing facilities, the failure of which could result in production stoppage or delays;

•	our ability to obtain approval from the FDA to market new pharmaceutical products;

•	the acceptance of new products by the medical community as effective as alternative forms of treatment for indicated conditions;

•	the outcome of any pending or future litigation or investigation (including patent, trademark and copyright litigation and the United Kingdom National Health Service investigation), and the cost, expenses and possible diversion of management’s time and attention arising from such litigation or investigation;

•	the impact of new regulations or court decisions regarding the protection of patents and the exclusivity period for the marketing of branded drugs;

•	the impact of the adoption of certain accounting standards;

•	our success in acquiring or licensing proprietary technologies that are necessary for our product development activities;

•	our ability to obtain and maintain a sufficient supply of products to meet market demand;

•	the impact of political and economic instability in the countries in which we operate, particularly Argentina and other Latin American countries;

•	our successful compliance with extensive, costly, complex and evolving governmental regulations and restrictions;

•	our ability to successfully compete in both the branded and brand-equivalent pharmaceutical sectors; and

•	other risks and uncertainties detailed herein and from time to time in our Securities and Exchange Commission filings.

     The information in this Form 10-Q is as of June 30, 2002 or, where clearly indicated, as of the date of this filing. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. We also may make additional disclosures in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we may file from time to time with the Securities and Exchange Commission. Please also note that we provide a cautionary discussion of risks and uncertainties under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2001. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here could also adversely affect us.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     On June 13, 2002, the Louisiana Wholesale Drug Co. v. Abbott Laboratories and Valley Drug Co. v. Abbott Laboratories et al. cases, previously reported in our Annual Report on Form 10-K for the year ended December 31, 2001, were settled.

     In April 2002, we received notice of an investigation by United Kingdom National Health Service officials concerning prices charged by generic drug companies, including IVAX UK Limited, for penicillin-based antibiotics and warfarin sold in the United Kingdom from 1996 to 2000. This is an investigation by the Serious Fraud Office of the United Kingdom involving all pharmaceutical companies that sold these products in the United Kingdom during this period. According to statements by investigating agencies, this is a complex investigation expected to continue for some time and there is no indication from the agencies when or if charges will be made against any of these companies. The Company is cooperating fully with this investigation and believes its sales of these products have been in compliance with all applicable laws and regulations.

Item 4. Submission of Matters to a Vote of Security Holders

     Our annual meeting of shareholders was held on June 27, 2002. The following is a summary of the matters voted on at that meeting:

     The shareholders elected nine Directors, constituting the entire Board of Directors, to serve until the next annual meeting of shareholders and until their respective successors are duly elected and qualified. The persons elected to our Board of Directors and the number of votes cast for and withheld for each nominee for director were as follows:

Director	For	Withheld

Mark Andrews	168,378,084	4,852,551
Ernst Biekert, Ph.D.	169,236,083	3,994,552
Charles M. Fernandez	168,339,098	4,891,537
Jack Fishman, Ph.D.	167,787,138	5,443,497
Neil Flanzraich	151,651,825	21,578,810
Phillip Frost, M.D.	151,665,727	21,564,908
Jane Hsiao, Ph.D.	151,664,290	21,586,345
Isaac Kaye	151,612,620	21,618,015
Richard C. Pfenniger, Jr.	168,695,694	4,534,941

     In May 2002, Richard C. Pfenninger, Jr., the Chief Executive Officer, Vice Chairman and a Director of Whitman Education Group, Inc., was appointed to IVAX Audit Committee. Phillip Frost, M.D., our Chairman and Chief Executive Officer, continues to serve on the Compensation Committee and is the Chairman of the Board of Directors at Whitman.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

3.2	Amended and Restated Bylaws	Filed herewith.

99.1	Certificate of the Chairman and Chief Executive Officer of IVAX Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

99.2	Certificate of the Chief Financial Officer of IVAX Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

     (b)  Reports on Form 8-K

     On May 15, 2002, we filed a report under Item 5 — Other Events on Form 8-K reporting our issuance of 444,000 shares of our common stock in settlement of certain put option obligations.

     On May 22, 2002, we filed a report on Form 8-K, as amended by Form 8-K/A filed on May 24, 2002, under Item 4 — Changes in Registrant’s Certifying Accountant reporting that our Board of Directors selected Ernst & Young LLP as our independent auditors replacing Arthur Andersen LLP and under Item 5 — Other Events reporting our issuance of 367,700 shares of our common stock in settlement of certain put option obligations.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IVAX Corporation

Date:	August 13, 2002	By: /s/ Thomas E. Beier

Thomas E. Beier Senior Vice President-Finance Chief Financial Officer