Form 10-Q
period 2002-09-30
IVAX CORP
filed 2002-11-13
CIK 772197

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Yes   ☒   No   ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

194,604,074 shares of Common Stock, $.10 par value, outstanding as of October 25, 2002

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements
IVAX CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
IVAX CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
IVAX CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
IVAX CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
IVAX CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3 — Quantitative and Qualitative Disclosures About Market Risk
Item 4 — Controls and Procedures
PART II — OTHER INFORMATION
Item 1 — Legal Proceedings
Item 6 — Exhibits and Reports on Form 8-K
Certification of CEO
Certification of CFO

IVAX CORPORATION

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

IVAX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$140,225	$178,264
Marketable securities	25,701	154,842
Accounts receivable, net of allowances for doubtful accounts of $22,604 in 2002 and $21,670 in 2001	208,233	247,670
Inventories	291,918	253,471
Other current assets	154,415	164,692

Total current assets	820,492	998,939
Property, plant and equipment, net	387,081	356,304
Goodwill, net	396,612	502,077
Intangible assets, net	288,650	187,479
Other assets	52,521	60,650

Total assets	$1,945,356	$2,105,449

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$88,906	$97,465
Current portion of long-term debt	28,472	52,199
Loans payable	14,646	13,249
Accrued income taxes payable	24,806	41,861
Accrued expenses and other current liabilities	209,086	196,587

Total current liabilities	365,916	401,361
Long-term debt, net of current portion	893,660	913,486
Other long-term liabilities	53,266	57,536
Minority interest	14,986	14,712
Shareholders’ equity:
Common stock, $.10 par value, authorized 437,500 shares, issued and outstanding 194,604 shares in 2002 and 196,523 shares in 2001	19,460	19,652
Capital in excess of par value	314,479	328,095
Put options	—	34,650
Retained earnings	532,454	446,469
Accumulated other comprehensive loss	(248,865)	(110,512)

Total shareholders’ equity	617,528	718,354

Total liabilities and shareholders’ equity	$1,945,356	$2,105,449

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

IVAX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months		Nine Months
Period Ended September 30,
(In thousands, except per share data)	2002	2001	2002	2001

Net revenues	$319,394	$321,990	$872,021	$883,704
Cost of sales	176,592	150,128	476,682	417,191

Gross profit	142,802	171,862	395,339	466,513

Operating expenses:
Selling	40,593	41,036	126,516	98,641
General and administrative	30,952	32,042	85,511	84,669
Research and development	18,220	26,307	55,603	65,210
Amortization of intangible assets	3,855	5,404	10,787	13,226
Restructuring costs	879	1,317	3,161	1,097

Total operating expenses	94,499	106,106	281,578	262,843

Income from operations	48,303	65,756	113,761	203,670
Other income (expense):
Interest income	1,934	5,892	7,359	19,633
Interest expense	(13,032)	(13,913)	(37,752)	(28,731)
Other income, net	7,651	17,618	32,025	28,549
Gain on partial sale of IVAX Diagnostics, Inc.	—	—	—	10,278

Total other income (expense), net	(3,447)	9,597	1,632	29,729

Income from continuing operations before income taxes and minority interest	44,856	75,353	115,393	233,339
Provision for income taxes	14,503	14,120	34,081	44,086

Income from continuing operations before minority interest	30,353	61,233	81,312	189,313
Minority interest	450	228	512	143

Income from continuing operations	30,803	61,461	81,824	189,456
Cumulative effect of a change in accounting principle	—	—	4,161	—

Net income	$30,803	$61,461	$85,985	$189,456

(Continued)

IVAX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Continuation)

	Three Months		Nine Months
Period Ended September 30,
(In thousands, except per share data)	2002	2001	2002	2001

BASIC EARNINGS PER COMMON SHARE:
Continuing operations	$0.16	$0.31	$0.42	$0.95
Cumulative effect of a change in accounting principle	—	—	0.02	—

Net income	$0.16	$0.31	$0.44	$0.95

DILUTED EARNINGS PER COMMON SHARE:
Continuing operations	$0.16	$0.30	$0.42	$0.91
Cumulative effect of a change in accounting principle	—	—	0.02	—

Net income	$0.16	$0.30	$0.44	$0.91

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	194,604	200,089	195,292	199,743

Diluted	196,452	214,497	197,501	224,144

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)
(In thousands)

	Common Stock					Accumulated
			Capital in			Other
	Number of		Excess of	Put	Retained	Comprehensive
	Shares	Amount	Par Value	Options	Earnings	Income (Loss)	Total

BALANCE, January 1, 2002	196,523	$19,652	$328,095	$34,650	$446,469	$(110,512)	$718,354
Comprehensive loss:
Net income					85,985		85,985
Translation adjustment						(137,607)	(137,607)
Unrealized net loss on available-for-sale equity securities and derivatives, net of tax						(746)	(746)

Comprehensive loss							(52,368)
Exercise of stock options	627	63	4,937				5,000
Tax benefit of option exercises			1,319				1,319
Employee stock purchases	58	6	729				735
Repurchase and retirement of common stock	(3,575)	(358)	(42,477)	(12,725)			(55,560)
Shares issued to settle put options	971	97	21,828	(21,925)			—
Value of stock options issued to non-employees			48				48

BALANCE, September 30, 2002	194,604	$19,460	$314,479	$—	$532,454	$(248,865)	$617,528

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30,	2002	2001
(In thousands)
Cash flows from operating activities:
Net income	$85,985	$189,456
Adjustments to reconcile net income to net cash flows from operating activities:
Restructuring costs	988	1,097
Depreciation and amortization	43,212	36,192
Deferred tax provision (benefit)	2,575	(13,279)
Tax effect of stock option exercises	1,319	10,647
Value of stock options issued to non-employees	48	173
Provision for doubtful accounts	3,007	2,852
Provision for inventory obsolescence	6,458	7,973
Interest accretion on notes payable	1,171	—
Minority interest in earnings	(512)	(143)
Equity in earnings of unconsolidated affiliates	(644)	(882)
Loss on sale of marketable securities	341	—
Gain on sale of product rights	(9,053)	(8,312)
Losses (gains) on sale of assets, net	537	(12,673)
Gains on extinguishment of debt	(13,614)	(11,302)
Cumulative effect of a change in accounting principle	(4,161)	—
Changes in operating assets and liabilities:
Accounts receivable	27,541	(65,448)
Inventories	(45,592)	(26,875)
Other current assets	(330)	(11,300)
Other assets	5,706	2,007
Accounts payable, accrued expenses, and other current liabilities	(7,276)	14,770
Other long-term liabilities	(6,222)	(1,626)

Net cash flows from operating activities	91,484	113,327

Cash flows from investing activities:
Proceeds from sale of product rights	9,053	8,312
Capital expenditures	(64,096)	(44,255)
Proceeds from sale of assets	615	41,300
Acquisitions of intangible assets	(38,393)	(11,162)
Acquisitions of businesses, net of cash acquired	1,302	(467,511)
Investment in affiliates	(964)	(14,266)
Purchases of marketable securities	(101,065)	(57,457)
Proceeds from sales of marketable securities	229,684	—

Net cash flows from investing activities	36,136	(545,039)

Cash flows from financing activities:
Borrowings on long-term debt and loans payable	12,883	724,235
Payments on long-term debt and loans payable	(118,323)	(78,197)
Exercise of stock options and employee stock purchases	5,735	14,151
Repurchase of common stock	(55,560)	(117,030)

Net cash flows from financing activities	(155,265)	543,159

Effect of exchange rate changes on cash and cash equivalents	(10,393)	(5,033)

Net (decrease) increase in cash and cash equivalents	(38,039)	106,414
Cash and cash equivalents at the beginning of the year	178,264	174,794

Cash and cash equivalents at the end of the period	$140,225	$281,208

(Continued)

IVAX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continuation)

Nine Months Ended September 30,	2002	2001
(In thousands)
Supplemental disclosures:
Interest paid	$23,637	$12,047

Income tax payments	$45,493	$46,033

Supplemental schedule of non-cash investing and financing activities:
Information with respect to acquisitions which were accounted for under the purchase method of accounting is summarized as follows:
Fair value of assets acquired		$228,114
Liabilities assumed		(165,097)

Net assets acquired		63,017

Purchase price:
Cash, net of cash acquired		461,153
Acquisition costs		6,358
Fair market value of stock and options issued		77,057

Total		544,568

Goodwill		$481,551

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
(In thousands, except per share data)

(1) GENERAL:

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the results of operations, financial position and cash flows have been made. The results of operations and cash flows for the three and nine months ended September 30, 2002, are not necessarily indicative of the results of operations and cash flows which may be reported for the remainder of 2002. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements included in IVAX’ Annual Report on Form 10-K for the year ended December 31, 2001. For purposes of these financial statements, North America includes the United States and Canada. Mexico is included within Latin America. Certain prior period amounts presented in the consolidated financial statements have been reclassified to conform to the current period’s presentation.

(2) EARNINGS PER SHARE:

     A reconciliation of the denominator of the basic and diluted earnings per share computation is as follows:

Period Ended September 30,	Three Months		Nine Months

	2002	2001	2002	2001

Numerator:
Income from continuing operations, basic	$30,803	$61,461	$81,824	$189,456
Interest reduction on conversion of convertible debt	—	2,183	—	15,070

Income from continuing operations, diluted	$30,803	$63,644	$81,824	$204,526

Denominator:
Basic weighted average number of shares outstanding	194,604	200,089	195,292	199,743
Effect of dilutive securities – stock options and warrants	1,848	14,408	2,209	24,401

Diluted weighted average number of shares outstanding	196,452	214,497	197,501	224,144

Not included in the calculation of diluted earnings per share because their impact is antidilutive:
Stock options outstanding	14,163	413	13,245	326
Convertible debt	23,409	18,017	23,993	—
Put options	—	1,850	—	450

(3) REVENUES:

     Net revenues are comprised of gross revenues less provisions for expected customer returns, inventory credits, discounts, promotional allowances, volume rebates, chargebacks, reimbursements relating to Medicaid and Medicare and other allowances. The reserve balances related to these provisions are included in “Accounts receivable, net of allowances for doubtful accounts” and “Accrued expenses and other current liabilities” in the accompanying consolidated balance sheets in the amounts of $131,124 and $98,447, respectively, at September 30, 2002, and $115,752 and $88,955, respectively, at December 31, 2001.

(4) INVENTORIES:

     Inventories consist of the following:

	September 30,	December 31,
	2002	2001

Raw materials	$107,342	$110,443
Work-in-process	47,356	34,820
Finished goods	137,220	108,208

Total inventories	$291,918	$253,471

(5) INTANGIBLE ASSETS:

     Intangible assets with definite lives are amortized and carried at cost less accumulated amortization. Intangible assets with indefinite lives are carried at cost and are not amortized. Intangible assets consist of the following:

	September 30, 2002		December 31, 2001

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Patents and related licenses	$75,556	$45,035	$73,031	$40,766
Trademarks	123,477	6,051	112,958	2,114
Licenses and other intangibles	124,871	7,236	22,768	4,352

Total	$323,904	$58,322	$208,757	$47,232

Unamortized intangible assets:
Trademarks & product registrations	$23,068		$25,954

     Intangible assets amortization expense is estimated to be $6,332 for the remainder of fiscal 2002, $25,329 in fiscal 2003, $25,328 in fiscal 2004, $25,319 in fiscal 2005, and $24,873 in fiscal 2006.

     On March 1, 2002, IVAX acquired from Syntex Pharmaceuticals International Ltd. the non-U.S. rights to pharmaceutical products containing flunisolide hemihydrate, sold under the trademarks Syntaris, Nasalide, Rhinalar, Locasyn and Lokilan, for 10,156 Swiss francs ($5,986 at the February 28, 2002, currency exchange rate).

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

     On July 1, 2002, in connection with the termination of a license granted by IVAX to specified products in IVAX’ proprietary dry powder inhaler device (“MDPI”), IVAX entered into an agreement to acquire the technical files, trademark and related rights invented or produced by the licensee in connection with the commercialization of products under the license. The total consideration due is 5,000 Pounds Sterling ($7,665 at the July 1, 2002, currency exchange rate). An additional payment of between 250 to 1,100 Pounds Sterling will also be paid to the licensee upon the receipt of marketing approval and launch of a specified product using the acquired rights and data.

(6) DEBT:

     During January 2002, IVAX repaid $48,000 of U.S. denominated loans held by an Argentine subsidiary resulting in a pretax foreign exchange loss of $2,824.

     See Note 10, Recently Issued Accounting Standards, for a discussion of the classification of gains on extinguishment of debt. During the first quarter of 2002, IVAX repurchased $35,000 of 4.5% Convertible Senior Subordinated Notes due 2008 for $28,797, plus accrued interest of $484, and wrote off debt issuance costs of $828, resulting in a gain on extinguishment of debt of $5,375. During the second quarter of 2002, IVAX repurchased $20,000 of 4.5% Convertible Senior Subordinated Notes due 2008 for $15,363, plus accrued interest of $111, and wrote off debt issuance costs of $442, resulting in a gain on extinguishment of debt of $4,195. During the third quarter of 2002, IVAX repurchased $22,000 of 4.5% Convertible Senior Subordinated Notes due 2008 for $17,486, plus accrued interest of $337, and wrote off debt issuance costs of $470, resulting in a gain on extinguishment of debt of $4,044.

     As described in Note 5, payments for the acquisition of QVAR are due through the third anniversary of the effective date. The payments carried no stated interest rate and were discounted at a 3.7% rate resulting in $74,394 of additional long-term debt as of September 30, 2002, including accretion of interest, of which $22,000 is current. In addition, payments for the technical files, trademark and related rights to the MDPI are due through June 30, 2005. The payments carried no stated interest rate and were discounted at a 4.1% rate resulting in $7,404 of additional long-term debt as of September 30, 2002, including accretion of interest, of which $2,196 is current.

(7) INCOME TAXES:

     The provision for income taxes from continuing operations consists of the following:

Period Ended September 30,	Three Months		Nine Months

	2002	2001	2002	2001

Current:
Domestic	$8,249	$5,166	$15,492	$45,872
Foreign	5,040	8,732	16,014	15,675
Deferred	1,214	222	2,575	(17,461)

Total	$14,503	$14,120	$34,081	$44,086

     The effective tax rate during the first nine months of 2002 is less than the statutory rate due primarily to low tax rates applicable to IVAX’ Puerto Rican and Irish manufacturing operations and the Swiss and Chilean operations. Payment of the current tax provision for the year ended December 31, 2002, for domestic and foreign operations will be reduced by $945 and $374, respectively, representing the incremental impact of compensation expense deductions associated with non-qualified stock option exercises during the current year. These amounts were credited to “Capital in excess of par value.” As of September 30, 2002, a domestic net deferred tax asset of $102,391 and an aggregate foreign net deferred tax asset of $4,320 are included in “Other current assets” and “Other assets” in the accompanying consolidated balance sheet. Realization of the net deferred tax assets is dependent upon generating sufficient future domestic and foreign taxable income. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized.

(8) SHAREHOLDERS’ EQUITY:

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

(9) BUSINESS SEGMENT INFORMATION:

Revenues by Region
Period Ended September 30,	Three Months		Nine Months

	2002	2001	2002	2001

North America
External sales	$131,369	$139,804	$345,876	$440,793
Intersegment sales	153	758	705	1,221
Other revenues	6,801	1,152	21,661	1,420

Net revenues — North America	138,323	141,714	368,242	443,434

Europe
External sales	98,188	75,646	264,377	221,844
Intersegment sales	6,646	13,923	36,551	35,123
Other revenues	18,163	14,562	35,354	43,451

Net revenues — Europe	122,997	104,131	336,282	300,418

Latin America
External sales	52,859	78,375	169,362	143,545
Other revenues	274	1,021	1,104	1,556

Net revenues — Latin America	53,133	79,396	170,466	145,101

Corporate & Other
External sales	12,085	9,615	32,292	27,346
Intersegment sales	(6,799)	(14,681)	(37,256)	(36,344)
Other revenues	(345)	1,815	1,995	3,749

Net revenues — Corporate & Other	4,941	(3,251)	(2,969)	(5,249)

Consolidated net revenues	$319,394	$321,990	$872,021	$883,704

Profits by Region
Period Ended September 30,	Three Months		Nine Months

	2002	2001	2002	2001

Income from continuing operations before minority interest:
North America	$24,134	$25,742	$54,126	$123,371
Europe	6,329	16,420	21,217	6,114
Latin America	8,334	11,307	25,800	14,395
Corporate & Other	(8,444)	7,764	(19,831)	45,433

Income from continuing operations before minority interest	30,353	61,233	81,312	189,313

Net Income:
Minority interest	450	228	512	143
Cumulative effect of a change in accounting principle	—	—	4,161	—

Net income	$30,803	$61,461	$85,985	$189,456

	September 30,

	2002	2001

Long-Lived Assets:
North America	$306,699	$77,663
Europe	280,060	224,454
Latin America	412,695	593,197
Corporate & Other	109,390	109,050

Total	$1,108,844	$1,004,364

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

     Effective January 1, 2002, IVAX adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, EITF Issue No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products,and EITF Issue No. 01-09, Accounting for Consideration Given to a Customer or a Reseller of Vendor’s Products. The impact of adoption was not significant.

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

     Goodwill and Other Intangible Assets — Adoption of SFAS No. 142:

Period Ended September 30,	Three Months		Nine Months

	2002	2001	2002	2001

Reported net income	$30,803	$61,461	$85,985	$189,456
Addback: Interest savings on conversion of convertible debt		2,183		15,070

Reported net income, diluted		63,644		204,526
Addback: Goodwill amortization		1,477		3,838
Addback: Workforce in place amortization		54		163
Adjust: Product intangible amortization		903		2,709

Adjusted net income	$30,803	$66,078	$85,985	$211,236

Basic earnings per common share:
Reported net income	$0.16	$0.31	$0.44	$0.95
Goodwill amortization		0.01		0.02
Product intangible amortization		—		0.01

Adjusted net income	$0.16	$0.32	$0.44	$0.98

Diluted earnings per common share:
Reported net income, diluted	$0.16	$0.30	$0.44	$0.91
Goodwill amortization		0.01		0.02
Product intangible amortization		—		0.01

Adjusted net income, diluted	$0.16	$0.31	$0.44	$0.94

     The following table displays the changes in the carrying amounts of goodwill by operating segment for the nine months ended September 30, 2002:

	Balance	Foreign	Balance
	December 31,	Exchange and	September 30,
	2001	Other	2002

North America	$3,972	$—	$3,972
Europe	24,200	7,168	31,368
Latin America	427,157	(113,373)	313,784
Corporate & Other	46,748	740	47,488

Consolidated goodwill	$502,077	$(105,465)	$396,612

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

(11) ACQUISITIONS:

     On February 9, 2001, IVAX indirectly acquired IVAX Pharmaceuticals Mexico, S.A. de C.V. (“IVAX Mexico,” formerly known as Laboratorios Fustery, S.A. de C.V.), a Mexican pharmaceutical company, by purchasing the outstanding securities of IVAX Mexico’s parent, Maancirkel Holding B.V., a corporation organized under the laws of The Netherlands, from Morcob CVA, an entity organized under the laws of Belgium, pursuant to a stock purchase agreement entered into among the parties on October 11, 2000. The operating results of IVAX Mexico are included in the consolidated financial statements subsequent to the February 9, 2001, acquisition date. During the second quarter of 2002, IVAX received a refund of $6,417 on the purchase price of IVAX Mexico, which reduced goodwill.

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

     Proforma information for the above acquisitions as if the purchases occurred on January 1, 2001, is presented below.

	Three Months	Nine Months
Period Ended September 30,	2001	2001

Revenues	$320,423	$998,425
Net income	57,141	201,301
Diluted weighted average shares	206,085	224,678
Diluted earnings per share	$0.28	$0.96

     These proforma results of operations are not necessarily indicative of results that might have been achieved if the acquisitions had actually occurred on January 1, 2001.

     On August 30, 2002, IVAX acquired Glaxo Wellcome S.A. (subsequently renamed IVAX Manufacturing Argentina S.A.), an Argentine manufacturing pharmaceutical company, consisting primarily of a manufacturing facility, for $6,000 in cash. The operating results of this company are included in the consolidated financial statements subsequent to its acquisition date.

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

     On July 12, 2002, an action purporting to be a class action styled John Rice v. Abbott Laboratories, Inc., et al. was filed against IVAX Pharmaceuticals, Inc. and others in the Superior Court of the State of California, alleging violations of California’s Business & Professional Code §17200 et seq. with respect to the way pharmaceutical companies report their average wholesale price (“AWP”). Plaintiffs allege that each defendant reported an AWP to Medicare and Medicaid which materially misrepresented the actual prices paid to defendants by physicians and pharmacies for prescription drugs. The complaint seeks unspecified damages, including punitive damages, and injunctive relief. Two other class actions, Thompson v. Abbott Laboratories, Inc., et al. and Turner v. Abbott Laboratories, Inc., et al., containing similar allegations against IVAX Pharmaceuticals, Inc. and others were filed in California courts in August and September 2002, respectively, as well. IVAX believes that it has substantial defenses to these claims and will defend itself vigorously. However, as with any litigation, there can be no assurance that IVAX will prevail.

     On September 13, 2002, a lawsuit containing allegations similar to those in the Louisiana Wholesale Drug Co. v. Abbott Laboratories, Geneva Pharmaceuticals, Inc. and Zenith Goldline, Inc. filed by the Attorneys General of Florida, Kansas and Colorado, previously reported in IVAX’ Annual Report on Form 10-K for the year ended December 31, 2001, was also settled.

(14) SUBSEQUENT EVENTS:

     From October 1, 2002, through October 25, 2002, IVAX repurchased $11,000 of 4.5% Convertible Senior Subordinated Notes due 2008 for $8,652, plus accrued interest of $212, and wrote off debt issuance costs of $235, resulting in a gain on extinguishment of debt of $2,113.

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

Results of Operations

Nine months ended September 30, 2002 compared to the nine months ended September 30, 2001

     Net income for the nine months ended September 30, 2002, was $86.0 million, or $.44 per diluted share, compared to $189.5 million, or $.91 per diluted share, for the same period of the prior year. Income from continuing operations for the nine months ended September 30, 2002, was $81.8 million, or $.42 per diluted share, compared to $189.5 million, or $.91 per diluted share, for the same period of the prior year. As of January 1, 2002, we recorded a cumulative change in accounting principle credit in the amount of $4.2 million, or $.02 per diluted share, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations.

     Net Revenues and Gross Profit

     Net revenues for the nine months ended September 30, 2002, totaled $872.0 million, a decrease of $11.7 million, or 1%, from the $883.7 million reported in the same period of the prior year. This decrease was comprised of decreases in net revenues of $75.2 million from North American subsidiaries partially offset by increases of $35.8 million from European subsidiaries, $25.4 million from Latin American subsidiaries and $2.3 million from other operations.

     North American subsidiaries generated net revenues of $368.2 million for the nine months ended September 30, 2002, compared to $443.4 million for the same period of the prior year. The 17% decrease in net revenues was primarily attributable to decreased volume and lower prices of our paclitaxel product and higher sales returns and allowances, partially offset by increased volume and prices of certain brand equivalent pharmaceutical products, increased sales of proprietary respiratory products and increased product development fees. North American subsidiaries recorded provisions for sales returns and allowances that reduced gross sales by $420.9 million during the nine months ended September 30, 2002, and $275.0 million for the same period of the prior year. The increase of $145.9 million, or 53%, was primarily due to reduced net prices on certain brand equivalent pharmaceutical products and increased sales volume.

     European subsidiaries generated net revenues of $336.2 million for the nine months ended September 30, 2002, compared to $300.4 million for the same period of the prior year. The 12% increase in net revenues was primarily due to higher sales volumes and favorable effects of currency exchange rates and $5.8 million of other revenues from a previously deferred up-front payment received under a license agreement that was terminated during the third quarter of 2002, partially offset by reduced product development fees and lower prices for certain brand equivalent products. European subsidiaries recorded provisions for sales returns and allowances that reduced gross sales by $35.7 million during the nine months ended September 30, 2002, and $24.8 million for the same period of the prior year. The increase of $10.9 million, or 44%, was primarily due to pricing pressures on brand equivalent products and an increase in financial discounts.

     Latin American subsidiaries generated net revenues of $170.5 million for the nine months ended September 30, 2002, compared to $145.1 million for the same period of the prior year. The 17% increase was primarily due to the revenue generated by Laboratorio Chile S.A. (“Lab Chile”), which was acquired July 5, 2001, partially offset by unfavorable effects of currency exchange rates. Latin American subsidiaries recorded provisions for sales returns and allowances that reduced gross sales by $25.4 million during the nine months ended September 30, 2002, and $14.9 million for the same period of the prior year. The increase of $10.5 million, or 70%, was primarily due to the inclusion of the operations of Lab Chile for the full nine-month period in 2002 as compared to only a partial period in 2001.

     Gross profit was $395.3 million (45% of net revenues) for the nine months ended September 30, 2002, compared to $466.5 million (53% of net revenues) for the same period of the prior year. The decrease in gross profit percentage was primarily attributable to reduced volume and pricing of our paclitaxel product. We are continuing to experience increased competition for paclitaxel as well as our brand equivalent albuterol products and the resulting pricing and volume pressures have negatively impacted and may continue to negatively impact our revenues and gross profits. Our results for the first nine months of 2002 were also adversely impacted by significant currency devaluations in Argentina and Venezuela, reductions in government purchases of our products in Mexico and continued pricing pressures in the United States and the United Kingdom. Revenues from the sale of our paclitaxel product did not contribute significantly to our revenues and gross profits during the first nine months of 2002 and, because of the continuing price erosion and competition, are not likely to contribute significantly in the near future to our North American results.

     As part of our ongoing business strategy, we enter into collaborative alliances, which allow us to exploit our drug discovery and development capabilities or provide us with valuable intellectual property and technologies. Many of these alliances involve licenses to other companies relating to technologies or compounds under development and, in some cases, finished products. These licenses permit us to reduce our development costs and often involve the receipt of an up-front payment and fees upon completion of certain development milestones and also provide for royalties based on sales of the products. We have received significant payments in the past from these arrangements, including, but not limited to, payments under the Product Collaboration and Development Services Agreement with Bristol-Myers Squibb (“BMS”), which will expire in November 2002. In October 2002, we entered into a new agreement with BMS that supersedes, effective November 2002, the prior product collaboration agreement. The new agreement, which in part relates to some of the subject matter of the earlier agreement, also encompasses additional arrangements between the parties and has a term of ten months, although the parties may enter into additional collaboration agreements if certain option rights contained therein are exercised. Notwithstanding the expiration of the prior product collaboration agreement with BMS, we expect that milestone, developmental, royalty and other payments under existing and new collaboration and license agreements with other parties, including expected payments under the new agreement with BMS and the recently announced development agreement with Serono S.A. for our cladribine product for the treatment of multiple sclerosis, as well as other agreements which we expect to enter into, will continue to be a significant portion of our net revenues and profits. Our future net revenues and profits will depend and will fluctuate from period to period, in part, based upon our ability to replace or renew license fees, royalties and development service fees as the related agreements expire or are terminated. Our future net revenues and profits will also depend upon:

•	our ability to obtain and maintain FDA approval of our manufacturing facilities;

•	our ability to maintain a pipeline of products in development;

•	our ability to achieve the milestones specified in our license and development agreements;

•	our ability to develop and rapidly introduce new products;

•	the timing of regulatory approval of such products;

•	our ability to manufacture such products efficiently; and

•	the number and timing of regulatory approvals of competing products.

     Operating Expenses

     Selling expenses increased $27.9 million, or 28%, to $126.5 million (15% of net revenues) for the nine months ended September 30, 2002, compared to $98.6 million (11% of net revenues) for the same period of the prior year. The increase was due to higher expenses associated with the operations of Lab Chile and IVAX Pharmaceuticals Mexico, S.A. de C.V. (“IVAX Mexico,” formerly known as Laboratorios Fustery, S.A. de C.V.) and increased sales and promotional expenses at IVAX Laboratories, our U.S. proprietary respiratory subsidiary, and our European subsidiaries, partially offset by reduced sales and promotional expenses at Elvetium Argentina and favorable effects of foreign currency rates.

     General and administrative expenses increased $.9 million, or 1%, to $85.5 million (10% of net revenues) for the nine months ended September 30, 2002, compared to $84.6 million (10% of net revenues) for the same period of the prior year. The increase is primarily attributable to additional general and administrative expenses from the operations of Lab Chile and IVAX Mexico and increased expenses at IVAX Laboratories and our European subsidiaries, partially offset by reduced expenses at Elvetium Argentina, favorable effects of foreign currency rates and lower professional fees at Corporate. In June 2002, we received $2.2 million in partial settlement of a vitamin price-fixing class action lawsuit. In addition, we paid $2.1 million to settle the Louisiana Wholesale Drug Co. v. Abbott Laboratories and Valley Drug Co. v. Abbott Laboratories et al. cases, previously reported in our Annual Report on Form 10-K for the year ended December 31, 2001.

     Research and development expenses for the nine months ended September 30, 2002, decreased $9.6 million, or 15%, to a total of $55.6 million (6% of net revenues), compared to $65.2 million (7% of net revenues) for the same period of the prior year. Our future level of research and development expenditures will depend on, among other things, the outcome of clinical testing of products under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions, collaborative alliances and liquidity.

     During the first nine months of 2002, we incurred $3.2 million of restructuring costs, which were substantially paid out during the second quarter, at two subsidiaries, consisting primarily of employee termination benefits.

     Other Income (Expense)

     Interest income decreased $12.3 million and interest expense increased $9.0 million for the nine months ended September 30, 2002, as compared to the same period of the prior year primarily due to the cash purchases of Lab Chile on July 5, 2001, and Nasarel and Nasalide on October 16, 2001, and the issuance of $725 million of 4.5% Convertible Senior Subordinated Notes in 2001.

     Other income, net increased $3.5 million for the nine months ended September 30, 2002, compared to the same period of the prior year. During January 2002, we repaid $48 million of U.S. denominated loans held by an Argentine subsidiary resulting in a pretax foreign exchange loss of approximately $2.8 million, which was partially offset by foreign currency gains at other subsidiaries. During the second quarter, we reclassified $5.3 million of first quarter extraordinary gains on the repurchase of subordinated notes into other income in accordance with the early adoption of SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Also during the second quarter of 2002, we realized a gain of $4.2 million on the repurchase of subordinated notes, earned a $4.3 million milestone as additional consideration for the sale of Elmiron to ALZA Corporation during 1997, which is to be received in the first quarter of 2003, and recorded a gain of $6.3 million on the sale of certain intangible assets in the Czech Republic, which proceeds under the contract were received in the third quarter of 2002. During the third quarter of 2002, we realized $4.0 million of gains on the repurchase of subordinated notes and $3.3 million of foreign currency gains at various subsidiaries. These gains were partially offset by net foreign currency losses at various subsidiaries during the previous quarters.

     On March 14, 2001, we sold a partial interest in IVAX Diagnostics, Inc. through a merger with b2bstores.com, Inc. resulting in a gain of $10.3 million.

Three months ended September 30, 2002 compared to the three months ended September 30, 2001

     Net income for the three months ended September 30, 2002, was $30.8 million, or $.16 per diluted share, compared to $61.5 million, or $.30 per diluted share, for the same period of the prior year.

     Net Revenues and Gross Profit

     Net revenues for the three months ended September 30, 2002, totaled $319.4 million, a decrease of $2.6 million, or 1%, from the $322.0 million reported in the same period of the prior year. This decrease was comprised of reductions in net revenues of $3.4 million from North American subsidiaries and $26.3 million from Latin American subsidiaries, partially offset by increases in net revenues of $18.9 million from European subsidiaries and $8.2 million from other operations.

     North American subsidiaries generated net revenues of $138.3 million for the three months ended September 30, 2002, compared to $141.7 million for the same period of the prior year. The 2% decrease was primarily attributable to decreased volume and lower prices of our paclitaxel product and higher sales returns and allowances, partially offset by increased volume and prices of certain brand equivalent pharmaceutical products, increased sales of proprietary respiratory products and increased product development fees. North American subsidiaries recorded provisions for sales returns and allowances that reduced gross sales by $142.5 million during the three months ended September 30, 2002, and $135.8 million for the same period of the prior year. The increase of $6.7 million, or 5%, was primarily due to reduced net prices on certain brand equivalent pharmaceutical products and increased sales volume.

     European subsidiaries generated net revenues of $123.0 million for the three months ended September 30, 2002, compared to $104.1 million for the same period of the prior year. The 18% increase was primarily due to higher sales volumes and favorable effects of currency exchange rates and $5.8 million of other revenues from a previously deferred up-front payment received under a license agreement that was terminated during the third quarter of 2002, partially offset by reduced product development fees and lower prices for certain brand equivalent products. European subsidiaries recorded provisions for sales returns and allowances that reduced gross sales by $12.8 million during the three months ended September 30, 2002, and $8.4 million for the same period of the prior year.

     Latin American subsidiaries generated net revenues of $53.1 million for the three months ended September 30, 2002, compared to $79.4 million for the same period of the prior year. The 33% decrease was primarily due to reduced sales volume in Mexico and unfavorable effects of currency exchange rates. Latin American subsidiaries recorded provisions for sales returns and allowances that reduced gross sales by $7.8 million during the three months ended September 30, 2002, and $11.6 million for the same period of the prior year. The $3.8 million, or 33%, decrease was primarily due to the favorable effects of currency exchange in Argentina.

     Gross profit was $142.8 million (45% of net revenues) for the three months ended September 30, 2002, compared to $171.9 million (53% of net revenues) for the same period of the prior year. The decrease in gross profit percentage was primarily attributable to reduced volume and pricing of our paclitaxel product.

     We are continuing to experience increased competition for paclitaxel as well as our brand equivalent albuterol products and the resulting pricing and volume pressures have negatively impacted and may continue to negatively impact our revenues and gross profits. Our results this quarter were also adversely impacted by significant currency devaluations in Argentina and Venezuela and by reductions in government purchases of our products in Mexico.

     Operating Expenses

     Selling expenses decreased $.4 million, or 1%, to $40.6 million (13% of net revenues) for the three months ended September 30, 2002, compared to $41.0 million (13% of net revenues) for the same period of the prior year. The decrease was primarily due to reduced sales and promotional expenses at Elvetium Argentina and favorable effects of foreign currency rates, partially offset by higher expenses associated with the operations of Lab Chile and IVAX Mexico and increased sales and promotional expenses at IVAX Laboratories and our European subsidiaries.

     General and administrative expenses decreased $1 million, or 3%, to $31.0 million (10% of net revenues) for the three months ended September 30, 2002, compared to $32.0 million (10% of net revenues) for the same period of the prior year. The decrease is primarily attributable to reduced general and administrative expenses at Elvetium Argentina, favorable effects of foreign currency rates and lower professional fees at Corporate, partially offset by increased expenses at North American pharmaceutical subsidiaries and the operations of Lab Chile.

     Research and development expenses for the three months ended September 30, 2002, decreased $8.1 million, or 31%, to $18.2 million (6% of net revenues), compared to the same period of the prior year. Our future level of research and development expenditures will depend on, among other things, the outcome of clinical testing of products under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions, collaborative alliances and liquidity.

     During the third quarter of 2002, we incurred $.9 million of restructuring costs consisting primarily of employee termination benefits.

     Other Income (Expense)

     Interest income decreased $4.0 million and interest expense decreased $.9 million for the three months ended September 30, 2002, compared to the same period of the prior year primarily due to the cash purchases of Nasarel and Nasalide on October 16, 2001, and the repurchases of subordinated notes during 2002.

     Other income, net decreased $10.0 million for the three months ended September 30, 2002, compared to the same period of the prior year. During the third quarter of 2002, we realized $4.0 million of gains on the repurchase of subordinated notes and $3.3 million of foreign currency gains at various subsidiaries. See discussion below of adoption of SFAS No. 145 regarding reclassification of prior year extraordinary gains.

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

     Goodwill and Other Intangible Assets — Adoption of SFAS No. 142 (in thousands, except per share amounts):

Period Ended September 30,	Three Months		Nine Months

	2002	2001	2002	2001

Reported net income	$30,803	$61,461	$85,985	$189,456
Addback: Interest savings on conversion of convertible debt		2,183		15,070

Reported net income, diluted		63,644		204,526
Addback: Goodwill amortization		1,477		3,838
Addback: Workforce in place amortization		54		163
Adjust: Product intangible amortization		903		2,709

Adjusted net income	$30,803	$66,078	$85,985	$211,236

Basic earnings per common share:
Reported net income	$0.16	$0.31	$0.44	$0.95
Goodwill amortization		0.01		0.02
Product intangible amortization		—		0.01

Adjusted net income	$0.16	$0.32	$0.44	$0.98

Diluted earnings per common share:
Reported net income, diluted	$0.16	$0.30	$0.44	$0.91
Goodwill amortization		0.01		0.02
Product intangible amortization		—		0.01

Adjusted net income, diluted	$0.16	$0.31	$0.44	$0.94

     The following table displays the changes in the carrying amounts of goodwill by operating segment for the nine months ended September 30, 2002 (in thousands):

	Balance	Foreign	Balance
	December 31,	Exchange and	September 30,
	2001	Other	2002

North America	$3,972	$—	$3,972
Europe	24,200	7,168	31,368
Latin America	427,157	(113,373)	313,784
Corporate & Other	46,748	740	47,488

Consolidated goodwill	$502,077	$(105,465)	$396,612

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

Liquidity and Capital Resources

     At September 30, 2002, working capital was $454.6 million compared to $597.6 million at December 31, 2001. Cash and cash equivalents were $140.2 million at September 30, 2002, compared to

$178.3 million at December 31, 2001. Short-term marketable securities were $25.7 million at September 30, 2002 compared to $154.8 million at December 31, 2001.

     Net cash of $91.5 million was provided by operating activities during the first nine months of 2002 compared to $113.3 million during the same period of the prior year. The decrease in cash provided by operating activities was primarily the result of reduced operating earnings and increases in inventories and payments of accounts payable, partially offset by increased collections of accounts receivable.

     Net cash of $36.1 million was provided by investing activities during the first nine months of 2002 compared to $545.0 million used for investing activities during the same period of the prior year. During the first nine months of 2002, our capital expenditures increased by approximately $19.8 million as compared to the same period of the prior year. During the first nine months of 2001, we also received $41.3 million in proceeds from the sale of assets. During the first nine months of 2002 we spent $38.4 million to acquire intangible assets, compared to $11.1 million to acquire intangible assets during the same period of the prior year, and $481.8 million was used to acquire businesses and increase our ownership interest in affiliates during the same period of the prior year. During the first nine months of 2002, we received $128.6 million net proceeds from the sale of marketable securities compared to using $57.5 million to acquire marketable securities during the same period of the prior year.

     On March 1, 2002, we acquired from Syntex Pharmaceuticals International Ltd. the non-U.S. rights to pharmaceutical products containing flunisolide hemihydrate, sold under the tradenames Syntaris, Nasalide, Rhinalar, Locasyn and Lokilan, for 10.2 million Swiss francs ($6.0 million at the February 28, 2002, currency exchange rate). During April 2002, we entered into an agreement to acquire the technical files and French marketing authorizations to substantially all of the products comprising the generic pharmaceutical business of Merck & Co., Inc.’s subsidiary in France for total consideration of approximately $5 million payable half on signing and half in four months. On July 19, 2002, the agreement was amended reducing the second payment to 2.6 million Euros ($2.5 million as of the August 2, 2002, payment date). We also acquired an exclusive U.S. license to the patent rights to market QVAR™ (beclomethasone dipropionate HFA), an aerosol inhaler prescribed to treat asthma. In addition, we have an option to obtain ownership of the U.S. QVAR trademark, as well as related patents and the New Drug Application in five years. 3M Drug Delivery Systems will manufacture the QVAR product for us under a long-term contract. The total consideration due under the contract, including options and extensions, is $105 million, $21 million of which was paid on the effective date, $22 million is due on the first anniversary, $31 million is due on the second anniversary, $26 million is due on the third anniversary and $5 million is due on the fifth anniversary upon exercise of the option. The payments carry no stated interest rate and were discounted at a 3.7% rate. On July 1, 2002, in connection with the termination of a license granted by IVAX to specified products in IVAX’ proprietary dry powder inhaler device (“MDPI”), IVAX entered into an agreement to acquire the technical files, trademark and related rights invented or produced by the licensee in connection with the commercialization of products under the license. The total consideration due is 5 million Pounds Sterling ($7.7 million at the July 1, 2002, currency exchange rate). An additional payment up to 1.1 million Pounds Sterling will also be paid to the licensee upon the receipt of marketing approval and launch of a specified product using the acquired rights and data. On August 30, 2002, we acquired Glaxo Wellcome S.A. (subsequently renamed IVAX Manufacturing Argentina S.A.), an Argentine manufacturing pharmaceutical company, consisting primarily of a manufacturing facility, for $6.0 million in cash.

     Net cash of $155.3 million was used by financing activities during the first nine months of 2002 compared to $543.2 million provided by financing activities during the same period of the prior year primarily reflecting the $725 million Convertible Senior Subordinated Notes sold in May of 2001. During the first nine months of 2002, we repaid $56.9 million of bank debt, made $12.9 million of new borrowings, and repurchased $77.0 million of our convertible debentures for $61.6 million, but reduced our repurchases of common stock by $61.4 million compared to the same period of the prior year. On March 15, 2002, our Board of Directors expanded the authorization of our repurchase program by an additional 10 million shares of our common stock or a like-valued amount of our convertible debentures.

     We plan to spend substantial amounts of capital in 2002 to continue the research and development of pharmaceutical products. Although research and development expenditures are expected to be between $75 million and $80 million during 2002, actual expenditures will depend on, among other things, the outcome of clinical testing or products under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions, collaborative alliances and liquidity. In addition, we plan to spend between $80 million and $90 million in 2002 to improve and expand our pharmaceutical and other related facilities.

     Our principal sources of short-term liquidity are existing cash and internally generated funds, which we believe will be sufficient to meet our operating needs and anticipated capital expenditures over the short term. For the long term, we intend to principally utilize internally generated funds, which are anticipated to be derived primarily from the sale of existing pharmaceutical products and pharmaceutical products currently under development. There can be no assurance that we will successfully complete products under development, that we will be able to obtain regulatory approval for any such products, or that any approved product will be produced in commercial quantities, at reasonable costs, and be successfully marketed. We may consider issuing debt or equity securities in the future to fund potential acquisitions and growth.

Income Taxes

     We recognized a $34.1 million tax provision for the nine months ended September 30, 2002, of which $18.0 million related to foreign operations. The effective tax rate during the first nine months of 2002 is less than the statutory rate due primarily to low tax rates applicable to our Puerto Rico and Waterford, Ireland manufacturing operations and our Swiss and Chile operations.

     As of September 30, 2002, domestic net deferred tax assets totaled $102.4 million and aggregate foreign net deferred tax assets totaled $4.3 million. Realization of the net deferred tax assets is dependent upon generating sufficient future domestic and foreign taxable income. Although realization is not assured, we believe it is more likely than not that the net deferred tax assets will be realized. Our estimates of future taxable income are subject to revision due to, among other things, regulatory and competitive factors affecting the pharmaceutical industries in the markets in which we operate. Such factors are further discussed in management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2001.

Critical Accounting Policies

     Revenue Recognition, Sales Returns and Allowances – Revenues and the related cost of sales are recognized at the time title to our products passes to our customers. Our pharmaceutical revenues are affected by the level of provisions for estimated returns, inventory credits, discounts, promotional allowances, volume rebates, chargebacks, reimbursements relating to Medicaid and Medicare and other allowances. The custom in the U.S. pharmaceutical industry is generally to grant customers the right to return purchased goods. In the brand equivalent pharmaceutical industry, this custom has resulted in a practice of suppliers issuing inventory credits (also known as shelf-stock adjustments) to customers based on the customers’ existing inventory following decreases in the market price of the related brand equivalent pharmaceutical product. We have contractual agreements with many of our customers which require that we grant these customers inventory credit following a price decrease. In other cases, the determination to grant a credit is at our discretion. These credits allow customers with established inventories to compete with those buying product at the current market price, and allow us to maintain shelf space, market share and customer loyalty.

     Provisions for estimated returns, inventory credits and chargebacks, as well as other sales allowances, are established by us concurrently with the recognition of revenue. The provisions are established in accordance with generally accepted accounting principles based upon consideration of a variety of factors, including actual return and inventory credit experience for products during the past several years by product type, the number and timing of regulatory approvals for the product by our competitors (both historical and projected), the market for the product, expected sell-through levels by our wholesaler customers to customers with contractual pricing arrangements with us, estimated customer inventory levels by product and projected economic conditions. Actual product returns and inventory credits incurred are, however, dependent upon future events, including remaining shelf-life and price competition and the level of customer inventories at the time of any price decreases. We continually monitor the factors that influence the pricing of our products and customer inventory levels and make adjustments to these provisions when we believe that actual product returns, inventory credits and other allowances may differ from established reserves.

     Legal Costs – Legal charges are recorded for the costs anticipated to be incurred in connection with litigation and claims against us when we can reasonably estimate these costs. We intend to vigorously defend each of the lawsuits described in Note 13, Commitments and Contingencies, in the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001, and in Part II Item 1 of this Form 10-Q but their respective outcomes cannot be predicted. Any of such lawsuits or investigations, if determined adversely to us, could have a material adverse effect on our financial position and results of operations. Our ultimate liability with respect to any of these proceedings is not presently determinable.

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

Disclosure Regarding Forward-Looking Statements

     We caution the reader that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statement which may have been deemed to have been made in this report or which are otherwise made by us or on our behalf. For this purpose any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” “continue” or “pursue,” or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Forward-looking statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among other things:

•	difficulties in product development and uncertainties related to the timing or outcome of product development;

•	the availability on commercially reasonable terms of raw materials, particularly raw materials for our paclitaxel product, and other third-party sourced products;

•	our ability to replace or renew license fees, royalties and development service fees as the related agreements expire or are terminated;

•	our ability to reduce our backlog and manufacture, obtain and maintain a sufficient supply of products to meet market demand, retain our customers and meet contractual deadlines and terms;

•	our dependence on sole or limited source suppliers and the risk associated with a production interruption or shipment delays at such suppliers;

•	difficulties in manufacturing products;

•	efficacy or safety concerns with respect to marketed products, whether or not scientifically justified, leading to recalls, withdrawals or declining sales;

•	that our proposed spending on facilities improvement and expansion may not be as projected;

•	our ability to obtain and maintain FDA approval of our manufacturing facilities, the failure of which could result in production stoppage or delays;

•	our ability to obtain approval from the FDA to market new pharmaceutical products;

•	the acceptance of new products by the medical community as effective as alternative forms of treatment for indicated conditions;

•	the outcome of any pending or future litigation or investigation (including patent, trademark and copyright litigation and the United Kingdom National Health Service investigation), and the cost, expenses and possible diversion of management’s time and attention arising from such litigation or investigation;

•	the impact of new regulations or court decisions regarding the protection of patents and the exclusivity period for the marketing of branded drugs;

•	the impact of the adoption of certain accounting standards;

•	our success in acquiring or licensing proprietary technologies that are necessary for our product development activities;

•	the impact of political and economic instability in the countries in which we operate, particularly Argentina and other Latin American countries;

•	our successful compliance with extensive, costly, complex and evolving governmental regulations and restrictions;

•	our ability to successfully compete in both the branded and brand equivalent pharmaceutical sectors; and

•	other risks and uncertainties detailed herein and from time to time in our Securities and Exchange Commission filings.

     The information in this Form 10-Q is as of September 30, 2002 or, where clearly indicated, as of the date of this filing. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. We also may make additional disclosures in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we may file from time to time with the Securities and Exchange Commission. Please also note that we provide a cautionary discussion of risks and uncertainties under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2001. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here could also adversely affect us.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

     Market risk represents the risk of loss that may impact our consolidated financial position, results of operations or cash flows. We, in the normal course of doing business, are exposed to the risks associated with foreign currency exchange rates and changes in interest rates.

     Foreign Currency Exchange Rate Risk – We have subsidiaries in more than 20 countries worldwide. During the nine months ended September 30, 2002, sales outside the United States accounted for approximately 59% of worldwide sales. Virtually all of these sales were denominated in currencies of the local country. As such, our reported profits and cash flows are exposed to changing exchange rates. If the United States dollar weakens relative to the foreign currency, the earnings generated in the foreign currency will, in effect, increase when converted into United States dollars and vice versa. Although we do not speculate in the foreign exchange market, we do from time to time manage exposures that arise in the normal course of business related to fluctuations in foreign currency exchange rates by entering into offsetting positions through the use of foreign exchange forward contracts. As a result of exchange rate differences, net revenues decreased by $21.4 million for the nine months ended September 30, 2002, as compared to the same period of the prior year. The effects of inflation on consolidated net revenues and operating income were not significant. Certain firmly committed transactions are hedged with foreign exchange forward contracts. As exchange rates change, gains and losses on the exposed transactions are partially offset by gains and losses related to the hedging contracts. Both the exposed transactions and the hedging contracts are translated at current spot rates, with gains and losses included in earnings. Our derivative activities, which primarily consist of foreign exchange forward contracts, are initiated primarily to hedge forecasted cash flows that are exposed to foreign currency risk.

     The foreign exchange forward contracts generally require us to exchange local currencies for foreign currencies based on pre-established exchange rates at the contracts’ maturity dates. If the counterparties to the exchange contracts do not fulfill their obligations to deliver the contracted currencies, we could be at risk for currency related fluctuations. We enter into these contracts with counterparties that we believe to be creditworthy and do not enter into any leveraged derivative transactions. As of September 30, 2002, we had $23 million in foreign exchange forward contracts outstanding. During January 2002, we repaid $48 million of United States dollar denominated bank loans of the Argentine operations assumed in the acquisition of Lab Chile resulting in a pretax loss of $2.8 million.

     Interest Rate Risk – Our only material debt obligations relate to the 4.5% and 5.5% Convertible Notes, which bear fixed rates of interest, and the amounts we owe for the purchase of QVAR, which carry no stated interest rate. We believe that our exposure to market risk relating to interest rate risk is not material.

Item 4 — Controls and Procedures

     IVAX evaluated the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Exchange Act and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including IVAX’ principal executive officer and principal financial officer within the 90-day period prior to the filing of this Quarterly Report on Form 10-Q. The principal executive officer and principal financial officer have concluded, based on their review, that IVAX’ disclosure controls and procedures, as defined at Exchange Act Rules 13a-14(c) and 15d-14(c), are effective to ensure that information required to be disclosed by IVAX in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. No significant changes were made to IVAX’ internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

     Item 3, Legal Proceedings, of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as amended by Item 1, Legal Proceedings, of Part II of the Company’s Quarterly Report on Form 10-Q for each of the quarters ended March 31, 2002 and June 30, 2002, are incorporated by reference herein.

     On July 12, 2002, an action purporting to be a class action styled John Rice v. Abbott Laboratories, Inc., et al. was filed against IVAX Pharmaceuticals, Inc. and others in the Superior Court of the State of California, alleging violations of California’s Business & Professional Code §17200 et seq. with respect to the way pharmaceutical companies report their average wholesale price (“AWP”). Plaintiffs allege that each defendant reported an AWP to Medicare and Medicaid which materially misrepresented the actual prices paid to defendants by physicians and pharmacies for prescription drugs. The complaint seeks unspecified damages, including punitive damages, and injunctive relief. Two other class actions, Thompson v. Abbott Laboratories, Inc., et al. and Turner v. Abbott Laboratories, Inc., et al., containing similar allegations against IVAX Pharmaceuticals, Inc. and others were filed in California courts in August and September 2002, respectively, as well. IVAX believes that it has substantial defenses to these claims and will defend itself vigorously. However, as with any litigation, there can be no assurance that IVAX will prevail.

     On September 13, 2002, a lawsuit containing allegations similar to those in the Louisiana Wholesale Drug Co. v. Abbott Laboratories, Geneva Pharmaceuticals, Inc. and Zenith Goldline, Inc. filed by the Attorneys General of Florida, Kansas and Colorado, previously reported in IVAX’ Annual Report on Form 10-K for the year ended December 31, 2001, was also settled.

Item 6 — Exhibits and Reports on Form 8-K

(a) Exhibits

99.1	Certificate of the Chairman and Chief Executive Officer of IVAX Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

99.2	Certificate of the Chief Financial Officer of IVAX Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

(b) Reports on Form 8-K

     On August 14, 2002, we filed a report under Item 9 – Regulation FD Disclosure on Form 8-K reporting that our Chairman and Chief Executive Officer and our Chief Financial Officer each filed with the Securities and Exchange Commission (the “SEC”) a statement under oath regarding facts and circumstances relating to certain of the Company’s filings under the Securities Exchange Act of 1934, as amended, as required by the SEC’s order Requiring the Filing of Sworn Statements Pursuant to Section 21(a)(1) of the Securities Exchange Act (File No. 4-460, June 27, 2002).

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IVAX Corporation

Date: November 13, 2002	By: /s/ Thomas E. Beier

Thomas E. Beier Senior Vice President-Finance Chief Financial Officer

I, Phillip Frost, M.D., certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of IVAX Corporation;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Phillip Frost, M.D.

November 13, 2002	Phillip Frost, M.D. Chairman and Chief Executive Officer

I, Thomas E. Beier, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of IVAX Corporation;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Thomas E. Beier

November 13, 2002	Thomas E. Beier Senior Vice President – Finance and Chief Financial Officer