Form 10-K
period 2002-12-31
IVAX CORP
filed 2003-03-31
CIK 772197

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                   ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED                         COMMISSION FILE NUMBER 1-09623
  DECEMBER 31, 2002

                                IVAX CORPORATION


INCORPORATED UNDER THE LAWS OF THE         I.R.S. EMPLOYER IDENTIFICATION NUMBER
       STATE OF FLORIDA                                  16-1003559

                  4400 BISCAYNE BOULEVARD, MIAMI, FLORIDA 33137
                                  305-575-6000

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT

   Title of each class                                  Name of each exchange
                                                         on which registered
COMMON STOCK, PAR VALUE $.10                           AMERICAN STOCK EXCHANGE
                                                        LONDON STOCK EXCHANGE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes [X] No [ ]

         As of February 28, 2003, there were 195,189,863 shares of Common Stock outstanding.

         The aggregate market value of the voting stock held by non-affiliates of the registrant on June 28, 2002, was approximately $1.7 billion, based on the closing price on the American Stock Exchange on such date of $10.80 per share. Solely for the purpose of this calculation, shares held by directors, executive officers and 10% shareholders of the registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the registrant that these individuals are, in fact, affiliates of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Information required by Part III is incorporated by reference to portions of the Registrant's Proxy Statement for the 2003 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant's 2002 year end.

                                IVAX CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2002


                                TABLE OF CONTENTS


                                                                                                             PAGE
                                                                                                             ----
                                                       PART I
Item 1.         Business................................................................................        1
Item 2.         Properties..............................................................................       26
Item 3.         Legal Proceedings.......................................................................       27
Item 4.         Submission of Matters to a Vote of Security Holders.....................................       29


                                                      PART II

Item 5.         Market for Registrant's Common Equity and Related Shareholder Matters...................       31
Item 6.         Selected Financial Data.................................................................       32
Item 7.         Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.................................................................       33
Item 7A.        Quantitative and Qualitative Disclosures About Market Risk..............................       47
Item 8.         Financial Statements and Supplementary Data.............................................       48
Item 9.         Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure..................................................................       48


                                                     PART III

Item 10.        Directors and Executive Officers of the Registrant......................................       48
Item 11.        Executive Compensation..................................................................       49
Item 12.        Security Ownership of Certain Beneficial Owners and Management..........................       49
Item 13.        Certain Relationships and Related Transactions..........................................       49
Item 14.        Controls and Procedures.................................................................       49

                                                     PART IV

Item 15.        Exhibits, Financial Statement Schedule and Reports on Form 8-K..........................       50

                                     PART I

ITEM 1.  BUSINESS

                                    BUSINESS

OVERVIEW

         We are a multinational company engaged in the research, development, manufacture and marketing of pharmaceutical products. We were incorporated in Florida in 1993, as successor to a Delaware corporation formed in 1985.

         We manufacture and/or market several brand name pharmaceutical products and a wide variety of brand equivalent and over-the-counter pharmaceutical products, primarily in the United States, the United Kingdom and Latin America. We also have subsidiaries located throughout the world, some of which are among the leading pharmaceutical companies in their markets. We maintain manufacturing operations in Argentina, Chile, China, the Czech Republic, Germany, Ireland, Italy, Mexico, the United Kingdom, the United States, Puerto Rico and the U.S. Virgin Islands and Venezuela. We conduct our research and development programs in Hungary, India, the United Kingdom and the United States. We also have marketing and sales operations in Azerbaijan, Croatia, Estonia, Finland, France, Hong Kong, Kazakhstan, Latvia, Lithuania, Peru, Poland, Russia, the Slovak Republic, Sweden, Switzerland, Taiwan, Ukraine, United Arab Emirates and Uzbekistan and market our products through distributors or joint ventures in other foreign markets.

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

DISCOVERY AND DEVELOPMENT AND/OR ACQUISITION OF NEW PRODUCTS

         We expect that new products that we discover, develop and/or acquire will provide a cornerstone for our future growth. In October 1999, we dramatically increased the size and scope of our new product development capability through our acquisition of the Institute for Drug Research (now called IVAX Drug Research Institute), which had approximately 250 employees engaged in drug research and development. We currently have over 700 people involved in our drug research and development programs. In 2002, we spent $76.0 million for company-sponsored research and development activities compared to $88.0 million in 2001 and $65.3 million in 2000.

         Among the proprietary compounds in development that have either entered or that we expect to enter clinical trials in the near future are:

         o   Paxoral(TM)an oral form of paclitaxel;

         o   a compound for the treatment of multiple sclerosis and epilepsy;

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

         Other new compounds in earlier stages of development are being designed to treat cystic fibrosis, HIV infection and neurological disorders such as Parkinson's disease.

         We believe that our research programs will allow us to develop proprietary and novel compounds and delivery systems.

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

         Our technology and capabilities in these areas have also allowed us to pursue new business opportunities in the form of strategic collaborations with pharmaceutical partners desiring to license our technologies and utilize our expertise. In the respiratory area, we were the first company to obtain approvals of our own CFC-free formulations of certain drugs.

PURSUE COMPLEMENTARY, ACCRETIVE OR STRATEGIC ACQUISITIONS

         Acquisitions have in the past helped to build our company, and we expect to use well-timed, carefully selected acquisitions to continue to drive our growth. We intend to pursue primarily acquisitions that will complement our existing businesses and provide new product and market opportunities, as well as leverage our existing assets. In assessing strategic opportunities, we will consider whether we expect the acquisition to:

         o   be accretive to earnings;

         o allow us to leverage our expertise in our areas of therapeutic focus by adding new products or product development capabilities;

         o offer geographic expansion opportunities into key strategic markets; and

         o   allow us to penetrate further our existing markets.

         In addition to business acquisitions, we will continue to actively pursue strategic product acquisitions and other collaborative arrangements.

STRATEGICALLY EXPAND SALES AND DISTRIBUTION OF OUR PRODUCTS

         We intend to continue to expand strategically the sales and distribution of our products. We currently have research, manufacturing, distribution and/or marketing operations in more than 20 countries throughout the world, and our products are distributed in approximately 70 countries. We are developing sales capabilities in various European countries to market respiratory products. In 2000, we began marketing proprietary products through our subsidiaries in the United States and in Eastern Europe.

         We have completed acquisitions of pharmaceutical companies and facilities in Argentina, Chile, Mexico and Venezuela, which complement our existing operations in Argentina, Peru and Uruguay and continue the expansion of our Latin American operations. Our future plans include the acquisition of additional manufacturing and distribution capabilities in Europe and Latin America.

         In Asia, we believe that we can complement the operations of our subsidiaries IVAX Asia Limited and IVAX Pharmaceutical (Beijing) Co. Ltd., and our Kunming Baker Norton joint venture company, by establishing additional joint ventures and selectively establishing distribution channels for our major products.

         At the same time, we are attempting to further integrate operations and are continuously seeking to identify and exploit the cross-marketing and distribution opportunities that exist among our various subsidiaries. For example, our Czech Republic subsidiary is a large producer of bulk and final dosage form cyclosporin, a drug used to prevent rejection in organ transplant recipients. Cyclosporin is also used in conjunction with our Paxoral(TM) product.

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

         We have substantial expertise in the development, manufacture and marketing of respiratory drugs, primarily for asthma, in metered-dose inhaler formulations. Our subsidiary in the United Kingdom, Norton Healthcare Limited, trading as IVAX Pharmaceuticals UK, is the third largest respiratory company in that market. At the core of our respiratory franchise are advanced delivery systems, which include a patented breath-activated metered-dose inhaler called Easi-Breathe(R) and a patented dry powder inhaler called Airmax(TM), as well as conventional metered-dose inhalers.

         EASI-BREATHE(R). We hold patents on Easi-Breathe(R), our breath-activated metered-dose inhaler, which is designed to overcome the difficulty many persons experience with conventional metered-dose inhalers in attempting to coordinate their inhalation with the emission of the medication. Easi-Breathe(R) emits the medication automatically in one step upon inhalation, minimizing coordination problems and better ensuring that the medication is delivered to the lungs. We market Easi-Breathe(R) through our subsidiaries in France, Ireland, Poland, the United Kingdom, the Czech Republic, the Slovak Republic and Mexico.

         We have pioneered the development of aerosol products that do not contain CFCs (chlorofluorocarbon), chemicals believed to be harmful to the environment which are being phased out on a global basis. In November 1997, we received the world's first approval for a CFC-free beclomethasone, and in April 2000, March 2001 and May 2001, we received approval in the United Kingdom, Germany and

Ireland, respectively, for a CFC-free presentation of albuterol. Beclomethasone and albuterol are two of the most widely-prescribed products for respiratory diseases.

         In October 2001, we acquired the United States rights to the intranasal steroid brand products, Nasarel(R) and Nasalide(R), for the treatment of allergic rhinitis, from Elan Corporation. In March 2002, we also acquired from the Roche Group the same intranasal steroid products, which are marketed under a number of trademarks in Belgium, Canada, the Czech Republic, France, Ireland, the Netherlands, Norway and the United Kingdom.

         In April 2002, we entered into an exclusive U.S. agreement with Minnesota Mining and Manufacturing Company, also known as 3M, related to the QVAR(R) brand (beclomethasone dipropionate) inhalation aerosol, an inhaler prescribed to treat chronic asthma. QVAR(R) is a novel metered-dose inhaler that delivers asthma medicine via a non-ozone depleting HFA (hydrofluoroalkane) aerosol rather than conventional CFC propellant. Under the terms of the agreement, we have obtained exclusive U.S. rights to the QVAR(R) product as well as a non-exclusive worldwide license to certain 3M patents covering HFA formulations of various asthma drugs. In addition, in 2007 we can exercise an option to obtain ownership of the U.S. QVAR(R) trademark, as well as related patents and the NDA. QVAR(R) is currently a registered trademark of 3M through its subsidiary, Riker Laboratories, Inc. 3M manufactures the QVAR(R) product for us under a long-term contract.

         In January of 2003 we entered into a license agreement with Novartis Pharma AG to utilize IVAX' patented multi-dose dry powder inhaler, Airmax(TM), for Novartis' trademarked medicines Foradil(R) (formoterol) and Miflonide(R) (budesonide) in the European Union and certain other countries. IVAX will register and manufacture the products. Novartis will be the exclusive distributor of the new products in some countries, while we may distribute them in others jointly with Novartis.

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

RESPIRATORY

         INHALATION PRODUCTS. In light of international agreements calling for the eventual phase-out of CFC, we are developing CFC-free inhalation aerosol products using HFA propellants and powder formulations. We received regulatory approval to market CFC-free beclomethasone in Ireland and France in 1997 in our standard metered-dose inhaler and our Easi-Breathe(R) inhaler, the first such approvals for any company anywhere in the world. We received regulatory approval to market CFC-free beclomethasone in our standard metered-dose inhaler in Belgium, Italy, Finland and Portugal in 1999 and in Japan, Germany and Spain in 2000. We received approval in December 2001 through the mutual recognition procedure to market CFC-free beclomethasone in our Easi-Breathe(R) inhaler in Belgium, Luxembourg, Spain and Portugal. In 1998, we also applied for approval to market an albuterol CFC-free formulation in various European countries, and in April 2000, this product was approved for marketing in the United Kingdom. This approval was used as the basis for obtaining approvals in other European countries in October 2001, including Belgium, Denmark, Germany, Holland, Luxembourg, Norway and Spain under the mutual recognition procedure. In the United States, Phase III clinical trials to support marketing approval of an albuterol CFC-free formulation in our standard metered-dose inhaler have been completed and an NDA was submitted for this product in January 2003.

         We have also developed a multi-dose dry powder inhaler which uses no propellant and is believed to have superior dosing accuracy than competing models. In 1998, we completed clinical trials in the United Kingdom for budesonide in our multi-dose dry powder inhaler. We received regulatory approval in 2001 to market formoterol in our multi-dose dry powder inhaler in Denmark. In 1999, we submitted Marketing Authorization Applications in the United Kingdom for approval to market a multi-dose dry powder inhaler for use with albuterol and budesonide. In January 2003 we entered into a license agreement with Novartis Pharma AG to utilize our multi-dose dry powder inhaler for Novartis' Foradil(R) (formoterol) and Miflonide(R) (budesonide) in the European Union and certain other countries.

         We are continuing to develop the Easi-Breathe(R) inhaler for use with various compounds. During 2003, we plan to complete Phase III clinical trials for Volare(TM) in Easi-Breathe(R). In addition, Phase III clinical trials for QVAR(R) in Easi-Breathe(R) are scheduled to begin in 2003.

         In developing CFC-free formulations for metered-dose inhalers, we and many of our competitors have obtained or licensed patents on formulations containing alternative propellants. There are many existing patents covering the use of HFA with pharmaceuticals, and successful product development by us may require that we incur substantial expense in seeking to develop formulations that do not infringe competitors' patents, or that we license or invalidate such patents. We successfully invalidated certain relevant United Kingdom and European patents in the United Kingdom during 1997, 1998 and 1999. In our license agreement with 3M, we have also obtained access to several of 3M's patented HFA based formulations.

ONCOLOGY

         PAXORAL(TM). Presently, paclitaxel, which is one of the leading anti-cancer drugs in the world, is marketed only in injectable form. We are currently marketing paclitaxel injection in the United States under the name Onxol(TM) and in other countries under the name Paxene(R). We are developing an oral formulation of paclitaxel that we believe may provide significant advantages over the injectable dosage form in terms of patient convenience and reduced side effects. We believe that our patented new system will allow patients to obtain effective doses of paclitaxel through oral administration and that this patented system can be applied to other chemotherapeutic agents that are not currently orally available. We have completed Phase II clinical trials with patients with advanced lung cancer and advanced stomach cancer and the results showed substantial anti-cancer activity.

         TP-38. In pre-clinical trials of our EGF receptor-targeted brain cancer therapy, our lead compound, TP-38, was found to be highly specific and toxic to brain cancer cells. This compound is currently in a Phase I/II clinical trial under the supervision of Duke University and the University of California at San Francisco. We completed a Phase I trial of TP-38 as a treatment of malignant brain tumors. Preparations for large multinational Phase II studies in patients with less heavily pre-treated glioblastoma are in progress.

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

         E2CDS. In March 2002, we completed a pilot Phase II study in postmenopausal women of our brain targeted estrogen, E2CDS. In this study, LH levels, normally elevated in postmenopausal women, were suppressed following administration of E2CDS and plasma levels of estradiol were below normal pre-menopausal levels. Lower plasma levels should reduce the risks associated with hormone replacement therapy. We intend to commence studies to determine the appropriate dose for the treatment of postmenopausal hot flashes.

SOFT DRUGS

         ASTHMA AND INFLAMMATORY DISEASES. In December 1999, we acquired Soft Drugs, Inc., a private company with a significant patent portfolio. This acquisition entered us into a new field of technology and provides us with several new chemical entities to add to our pipeline of proprietary drugs. These chemical entities include a corticosteroid that is rapidly converted to an inactive form after absorption, that reduces the likelihood of side effects normally associated with these types of drugs. Initial applications are expected to treat asthma (as an inhaled product), allergic rhinitis and inflammatory diseases of the large intestine (in a special oral form). One of our soft steroid compounds, BNP-166, has successfully completed Phase Ia and Ib clinical trials for safety for oral administration. We have commenced Phase II clinical trials for inflammatory bowel diseases, such as regional ileitis (Crohn's disease). After successfully completing regulatory inhalation toxicology, we have started Phase I clinical studies with BNP-166 in the United States towards the development of the compound to treat allergic rhinitis. We are scheduled to initiate Phase I clinical trials for the indication of bronchial asthma in 2003.

         DERMATOLOGY. In October 2001, we acquired the worldwide rights for the dermatological use of loteprednol etabonate, a new soft corticosteroid to treat dermatological conditions. We have commenced Phase II clinical trials in the United States to demonstrate further safety and efficacy in atopic dermatitis.

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

         In the United States, our subsidiary, IVAX Pharmaceuticals, Inc., manufactures and markets approximately 58 brand equivalent prescription drugs in capsule or tablet forms in an aggregate of approximately 127 dosage strengths. We also distribute in the United States approximately 178 additional brand equivalent prescription and over-the-counter drugs and vitamin supplements, in various dosage forms, dosage strengths and package sizes. Our domestic brand equivalent drug distribution network encompasses most trade classes of the pharmaceutical market, including wholesalers, retail drug chains, retail pharmacies, mail order companies, managed care organizations, hospital groups, nursing home providers and government agencies.

         In the United Kingdom, we are a leading provider of brand equivalent pharmaceutical products. We market approximately 295 brand equivalent prescription drugs, about half of which we manufacture, in various dosage forms and dosage strengths, constituting an aggregate of approximately 133 molecules. Such products are marketed to wholesalers, retail pharmacies, hospitals, physicians and government agencies. In addition, we manufacture and market various "blow-fill-seal" pharmaceutical products, such as solutions for injection or irrigation, and unit-dose vials for nebulization to treat respiratory disorders.

         Brand equivalent products (but not including branded generic products) represented 56%, 57% and 52% of our revenues for the years ended December 31, 2002, 2001 and 2000, respectively.

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

         By emphasizing the development of specialty brand equivalent pharmaceutical products, we seek to introduce brand equivalent products that our competitors cannot easily develop, which is advantageous because the products are usually subject to less competition and less pricing pressure. In addition, in evaluating which brand equivalent pharmaceutical product development projects to undertake, we consider whether the new product, once developed, will complement our other products in the same therapeutic family, or will otherwise assist in making our product line more complete. Developing specialty brand equivalent pharmaceutical products generally involves more time and resources than developing common brand equivalent pharmaceutical products.

         During 2002 we received final FDA approval of 10 ANDAs for 7 molecules, tentative FDA approval of 2 ANDAs for 2 molecules, approval of 3 ANDs (the Canadian equivalent of an ANDA) for 3 molecules in Canada, 5 ANDs for 4 molecules were transferred to us from Schein Pharmaceuticals in Canada, approval of 14 Abridged Marketing Authorization Applications or AMAA's (the European equivalent of an ANDA) for 6 molecules in the United Kingdom, and approval of 47 AMAA's for 5 molecules in the other European Union (EU) countries.

         As of January 1, 2003, we had ANDAs or its foreign equivalent pending as follows:

             NUMBER PENDING                             COUNTRY
             38 (34 molecules)                       United States
             26 (8 molecules)                        United Kingdom
             68 (13 molecules)                     Other EU Countries
              2 (2 molecules)                            Canada

ACQUISITIONS

         A significant component of the expansion of our pharmaceutical business has been the acquisition of strategic and complementary businesses. Some of our recent acquisitions are described below.

         CHEMSOURCE CORPORATION. In January 2003, we acquired ChemSource Corporation, which is based in Puerto Rico. ChemSource Corporation develops, manufactures and sells active pharmaceutical ingredients for various pharmaceuticals products, including many products which we currently sell or have under development.

         MERCK SHARP & DOHME FRANCE. In December 2002, we completed the acquisition of substantially all of the products comprising the generic pharmaceutical business of Merck & Co, Inc.'s Merck Sharp & Dohme subsidiary in France.

         LABORATORIO CHILE S.A. Through two tender offers, the first of which commenced on May 31, 2001, we acquired 99.9% of the outstanding shares of Laboratorio Chile S.A. Laboratorio Chile was at the time of purchase and remains the largest Chilean pharmaceutical company in revenue terms. Through its Argentine subsidiary, Laboratorio Chile was among the major pharmaceutical companies in Argentina. Laboratorio Chile manufactures, markets and sells a broad line of more than 700 branded and brand equivalent products in Chile, Argentina and Peru. Its main products are to treat respiratory and infectious diseases, but it also has strong franchises with cardiovascular, neurological and gynecological products.

         INDIANA PROTEIN TECHNOLOGIES, INC. On April 2, 2001, we acquired the remaining 70% of Indiana Protein Technologies, Inc. that we did not already own. We acquired 30% of Indiana Protein Technologies in 1999. Indiana Protein Technologies specializes in using recombinant technology to develop peptide-based pharmaceutical products. Indiana Protein Technologies had been working with us to develop a number of brand equivalent pharmaceutical products pursuant to a development agreement.

         LABORATORIOS FUSTERY, S.A. DE C.V. In February 2001, we acquired Laboratorios Fustery, S.A. de C.V., which is based in Mexico City, Mexico. We subsequently changed its name to IVAX Pharmaceuticals Mexico, S.A. de C.V. IVAX Pharmaceuticals Mexico manufactures, markets and distributes a broad range of prescription pharmaceutical products and is a leading manufacturer of antibiotics and injectable products in Mexico. IVAX Pharmaceuticals Mexico's therapeutic areas of primary emphasis are antibiotics, anti-inflammatories, analgesics, hormone replacement therapy and gastrointestinal products. IVAX Pharmaceuticals Mexico employs approximately 200 medical representatives who promote IVAX Pharmaceuticals Mexico's products.

         WAKEFIELD PHARMACEUTICALS, INC. In September 2000, we acquired Wakefield Pharmaceuticals, Inc., which was merged into IVAX Laboratories, Inc. on October 17, 2001.

         LABORATORIOS ELMOR, S.A. In June 2000, we acquired Laboratorios Elmor, S.A., which is based in Caracas, Venezuela. Elmor manufactures, markets and distributes a broad range of pharmaceutical products in Venezuela. At the time of purchase, Elmor was the largest Venezuelan pharmaceutical company in terms of units sold, and one of the fastest growing pharmaceutical companies in Venezuela.

         INSTITUTE FOR DRUG RESEARCH. In October 1999, we acquired the Institute for Drug Research, which is based in Budapest, Hungary. We subsequently changed its name to IVAX Drug Research Institute, Ltd. IVAX Drug Research Institute employs approximately 250 scientists and support staff and engages in original drug discovery and provides contract research services to other pharmaceutical companies. It was originally founded in 1950 as a government-owned pharmaceutical research and development center for the Hungarian pharmaceutical industry. Through our acquisition of IVAX Drug Research Institute, we obtained a research capability that includes drug discovery, screening, synthesis and pre-clinical development. Additionally, IVAX Drug Research Institute has a depository of more than 1,500 microorganisms to produce chemicals of medicinal value through fermentation. As part of the acquisition of the Institute for Drug Research, we also acquired rights to several important compounds, including a patented drug for the treatment of benign prostatic hypertrophy which is currently undergoing Phase II clinical trials. IVAX Drug Research Institute also has a number of other new drug candidates that are in preclinical development, including compounds to prevent metastasis, several peptide analogs with dual anti-thrombin activity and others to treat disseminated intravascular coagulation (DIC) and sepsis.

         GALENA, A.S. In 1994, we acquired a 60% interest in Galena, a.s., one of the oldest pharmaceutical companies based in the Czech Republic. We changed its name to IVAX-CR a.s. Through open market purchases made in 1995, 1996, 1999 and 2000, and public tender offers made in 1999 and 2000, we increased our ownership interest in the company to 98%. On December 31, 2002 IVAX-CR a.s. was converted to IVAX Pharmaceuticals s.r.o., a limited liability company, and we increased our ownership in this company to 100%. IVAX Pharmaceuticals s.r.o. develops, manufactures and markets a variety of human pharmaceutical and veterinary products, as well as active ingredients and herbal extracts used in the manufacture of pharmaceuticals, including cyclosporin and ergot alkaloids. All such products are manufactured in the Czech Republic. IVAX Pharmaceuticals s.r.o. sells its products primarily in Central and Eastern European countries, including Russia.

COLLABORATIVE AGREEMENTS

         We also seek to enter into collaborative alliances which allow us to exploit our drug discovery and development capabilities or provide us with valuable intellectual property and technologies. Three of these collaborative alliances are described below.

         SERONO, S.A. In October 2002, we entered into an exclusive worldwide product development and license agreement for the development and commercialization of an oral formulation of IVAX' CLADRIBINE for the treatment of multiple sclerosis with Ares Trading, S.A., an affiliate of Serono, S.A. CLADRIBINE is an immunosuppressive agent that has demonstrated encouraging results in Phase II studies.

         CENTER FOR BLOOD RESEARCH. In December 2000, we entered into a license and collaborative agreement with the Center for Blood Research, Inc., an affiliate of the Harvard Medical School. Pursuant to this agreement we will be collaborating with the Center to develop products to treat cystic fibrosis using technology licensed from the Center.

         NOVARTIS PHARMA AG. In January 2003, we entered into a license agreement with Novartis Pharma AG to utilize our patented multi-dose dry powder inhaler, Airmax(TM), for Novartis' trademarked medicines Foradil(R) (formoterol) and Miflonide(R) (budesonide) in the European Union and certain other countries.

LICENSING

         We have obtained licenses to technology and compounds for the development of new pharmaceutical products from various inventors, universities and the United States government. For example, we are working with compounds licensed from The National Institutes of Health to develop a potential new treatment for brain cancer.

         We also grant licenses to other pharmaceutical companies relating to technologies or compounds under development and, in some cases, finished products. We will continue to seek new licenses from third parties, including pharmaceutical companies.

OTHER BUSINESS

DIAGNOSTICS

         In March 2001, our diagnostics group merged with b2bstores.com forming IVAX Diagnostics, Inc., a publicly traded company which is listed on the American Stock Exchange under the symbol IVD. We own approximately 73% of the equity of IVAX Diagnostics, Inc.

         IVAX Diagnostics, Inc. develops, manufactures and markets diagnostic test kits or assays that are used to aid in the detection of disease markers primarily in the area of autoimmune and infectious diseases. These tests, which are designed to aid in the identification of the causes of illness and disease, assist physicians in selecting appropriate patient treatment. Most of IVAX Diagnostics' tests are based on Enzyme Linked ImmunoSorbent Assay (ELISA) technology, a clinical technology used worldwide. In addition to an extensive line of diagnostic kits, IVAX Diagnostics also designs and manufactures laboratory instruments that perform the tests and provide fast and accurate results, while reducing labor costs. These products are marketed to clinical reference laboratories, hospital laboratories, research institutions and other commercial entities in the United States and in Italy through their direct sales force and through independent distributors in various other foreign markets.

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

         We hold approximately 578 United States and foreign patents and have filed several hundred United States and foreign patent applications. In addition, we have exclusively licensed several additional United States and foreign patents and patent applications. Our success depends, in part, on our ability to obtain and enforce United States and foreign patent protection for our products, to preserve our trade secrets and proprietary rights and to operate without infringing on the proprietary rights of third parties or having third parties circumvent our rights. Because of the length of time and expense associated with bringing new products through development and regulatory approval to the marketplace, the pharmaceutical industry has traditionally placed considerable importance on obtaining patent and trade secret protection for significant new technologies, products and processes.

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

         On an ongoing basis, the FDA reviews the safety and efficacy of marketed pharmaceutical products and products considered medical devices and monitors, labeling, advertising and other matters related to the promotion of such products. The FDA may cause a recall or withdraw product approvals if regulatory standards are not maintained or if safety or efficacy concerns arise with respect to such products. The FDA also regulates the facilities and procedures used to manufacture pharmaceutical and diagnostic products in the United States or for sale in the United States. Such facilities must be registered with the FDA and all products made in such facilities must be manufactured in accordance with "good manufacturing practices" established by the FDA. Compliance with good manufacturing practices guidelines requires the dedication of substantial resources and requires significant costs. The FDA periodically inspects our manufacturing facilities and procedures to assure compliance. The FDA approval to manufacture a drug is site-specific. In the event an approved manufacturing facility for a particular drug becomes inoperable, obtaining the required FDA approval to manufacture such drug at a different manufacturing site could result in production delays, which could adversely affect our business and results of operations. In addition, in connection with its review of our applications for new products, the FDA conducts pre-approval and post-approval reviews and plant inspections to determine whether our systems and procedures comply with good manufacturing practices and other FDA regulations. Among other things, the FDA may withhold approval of NDAs, ANDAs or other product applications of a facility if deficiencies are found at that facility. Vendors that supply to us finished products or components that we use to manufacture, package or label products are subject to similar regulation and periodic inspections.

         Following such inspections, the FDA may issue notices on Form 483 and warning letters that could cause us to modify certain activities identified during the inspection. A Form 483 notice is generally issued at the conclusion of an FDA inspection and lists conditions the FDA investigators believe may violate good manufacturing practices or other FDA regulations. Failure to comply with FDA and other governmental regulations can result in fines, unanticipated compliance expenditures, recall or seizure of products, total or partial suspension of production and/or distribution, suspension of the FDA's review of NDAs, ANDAs or other product applications, enforcement actions, injunctions and criminal prosecution. Under certain circumstances the FDA also has the authority to revoke previously granted drug approvals.

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

COMPETITION

         The pharmaceutical market is highly competitive and includes many established companies. Some of our major competitors are:

         o   Astra Zeneca

         o   Barr Laboratories, Inc.

         o   Boehringer Ingelheim

         o   Bristol-Myers Squibb

         o   Geneva Pharmaceuticals

         o   GSK

         o   Eli Lilly

         o   Mylan Pharmaceuticals

         o   Novartis Pharmaceuticals

         o   Schering-Plough

         o   Teva Pharmaceuticals

         o   Watson Pharmaceuticals

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

         Revenues and gross profit derived from brand equivalent pharmaceutical products tend to follow a pattern based on regulatory and competitive factors unique to the brand equivalent pharmaceutical industry. As patents for brand-name products and related exclusivity periods mandated by regulatory authorities expire, the first brand equivalent manufacturer to apply for regulatory approval for generic equivalents of such products may be entitled to a 180-day period of marketing exclusivity under the Hatch-Waxman Act. During this exclusivity period, the FDA cannot approve any other generic equivalent. If we are not the first brand equivalent applicant, our brand equivalent product will be kept off the market during the 180-day exclusivity period for the first brand equivalent commercial launch of the product. The first brand equivalent product on the market is usually able to achieve relatively high revenues and gross profit. As other brand equivalent manufacturers receive regulatory approvals and enter the market, prices typically decline, and in some cases dramatically. Accordingly, the level of revenues and gross profit attributable to brand equivalent products developed and manufactured by us is dependent, in part, on:

         o   our ability to maintain a pipeline of products in development;

         o   our ability to develop and rapidly introduce new products;

         o   the timing of regulatory approval of such products;

         o the number and timing of regulatory approvals of competing products;

         o   our ability to manufacture such products efficiently; and

         o   our ability to market such products effectively.

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

         o instituting legal actions based on process or other patents that allegedly are infringed by the brand equivalent products that automatically delay approval of brand equivalent products because the approval of the brand equivalent product requires certifications that the brand name drug's patents are invalid or would not be infringed by the brand equivalent;

         o obtaining approvals of patented drugs for a rare disease or condition and, as a result, obtaining seven years of exclusivity for that indication;

         o obtaining extensions of patent exclusivity by conducting additional trials of brand name drugs using children;

         o persuading the FDA to withdraw the approvals of brand name drugs the patents for which are about to expire so that the brand name company can substitute a new patented product; and

         o instituting legislative efforts in various states to limit the substitution of brand equivalent versions of certain types of branded pharmaceuticals.

         Additionally, in the United States, some companies have lobbied Congress for amendments to the Hatch-Waxman legislation which could give them additional advantages over brand equivalent competitors such as us. For example, although the life of a drug company's drug patent is extended for a period equal to the time that it takes the FDA to approve the drug, some companies have proposed eliminating the maximum five-year period for those patent extensions and extending the patent life by a full year for each year spent in clinical trials, rather than the one-half year that is currently allowed. If proposals like these become effective, our entry into the United States market and our ability to generate revenues associated with these brand equivalent products will be delayed.

         The Food and Drug Modernization Act of 1997 includes a pediatric exclusivity provision that may provide an additional six months of market exclusivity in the United States for indications of new or currently marketed drugs, if certain agreed upon pediatric studies are completed by the applicant. Brand-name companies are utilizing this provision to increase their period of market exclusivity.

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

         Other competitive factors affecting our business include the emergence of large buying groups representing independent retail pharmacies and the prevalence and influence of managed care organizations and similar institutions, which are able to seek price discounts on pharmaceutical products, and the reimbursement policies of third party payors, such as insurance companies, Medicare and Medicaid. As the influence of these entities continues to grow, we may continue to face increased pricing pressure on the products we market.

BACKLOG ORDERS

         As of February 21, 2003, the dollar amount of backlog orders for IVAX Pharmaceuticals was $34.4 million compared to $13.2 million as of February 21, 2002, and for IVAX Pharmaceuticals UK it was $0.6 million compared to $0.9 million. We expect to fill all of our backlog orders during our current fiscal year.

RAW MATERIALS

         Raw materials needed for our business are generally readily available from multiple sources. Certain raw materials and components used in the manufacture of our products are, however, available from limited sources, and in some cases, a single source. Additionally, in some cases we have listed only one supplier in applications with the FDA. A problem with the availability of such approved raw materials could cause production or other delays, and, in the case of products for which only one approved raw material supplier exists, could result in a material loss of sales, with consequent adverse effects on our business. In addition, because raw material sources for pharmaceutical products must generally be approved by regulatory authorities, changes in raw material suppliers may result in production delays, higher raw material costs and loss of sales and customers. We obtain a significant portion of our raw materials from foreign suppliers, and our arrangements with such suppliers are subject to FDA, customs and other government clearances, duties and regulation by the countries of origin.

RETURNS

         Based on industry practice in the United States, brand equivalent manufacturers, including us, have liberal return policies and have been willing to give customers post-sale inventory allowances. Under these arrangements, the manufacturers give customers credits on the manufacturer's brand equivalent products which the customers hold in inventory after decreases in the market prices of the brand equivalent products. Like our competitors, we also give credits for charge-backs to wholesale customers that have contracts with us for their sales to hospitals, group purchasing organizations, pharmacies or other retail customers. These credits increased significantly during 2002 primarily due to price changes on certain brand equivalent pharmaceutical products and changes in sales volume and product mix. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

ENVIRONMENTAL MATTERS

         We are engaged in a continuing program to comply with federal, state and local environmental laws and regulations. While it is impossible to accurately predict the future costs associated with environmental compliance and potential remediation activities, compliance with environmental laws is not expected to require significant capital expenditures and has not had, and is not presently expected to have, a material adverse effect on our earnings or competitive position. See "Item 3. Legal Proceedings" for a description of an environmental proceeding involving one of our subsidiaries.

EMPLOYEES

         As of February 28, 2003, we had approximately 8,360 employees worldwide.

AVAILABLE INFORMATION

         Our Internet site is: www.ivax.com. We make available, free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such documents are electronically filed with the Securities and Exchange Commission. Information contained in our website is not part of this report.

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

RISKS RELATING TO OUR COMPANY

WE DEPEND ON OUR DEVELOPMENT, MANUFACTURE AND MARKETING OF NEW PRODUCTS FOR OUR FUTURE SUCCESS.

         Our future success is largely dependent upon our ability to develop, manufacture and market commercially successful new pharmaceutical products and brand equivalent versions of pharmaceutical products that are no longer subject to patents. Generally, the commercial marketing of pharmaceutical products depends upon:

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

FUTURE INABILITY TO OBTAIN COMPONENTS AND RAW MATERIALS OR PRODUCTS COULD SERIOUSLY AFFECT OUR OPERATIONS.

         Some components and materials used in our manufactured products, and some products sold by us, are currently available only from one or a limited number of domestic or foreign suppliers. Additionally, in some cases we have listed only one supplier in our applications with the FDA. Among others, this includes products that have historically accounted for a significant portion of our revenues, including paclitaxel. In the event an existing supplier becomes unavailable or loses its regulatory status as an approved source, we will attempt to locate a qualified alternative; however, we may be unable to obtain the required components, raw materials, or products on a timely basis or at commercially reasonable prices. In addition, from time to time, certain of our outside suppliers, including our sole source supplier for paclitaxel, have experienced regulatory or supply-related difficulties that have adversely impacted their ability to deliver products to us, causing supply delays or interruptions of supply. To the extent such difficulties cannot be resolved within a reasonable time, and at a reasonable cost, or we are required to qualify a new supplier, our revenues, profit margins and market share for the affected product could decrease, as well as delay our development and sales and marketing efforts.

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

A RELATIVELY SMALL GROUP OF PRODUCTS MAY REPRESENT A SIGNIFICANT PORTION OF OUR NET REVENUES OR NET EARNINGS FROM TIME TO TIME. IF THE VOLUME OR PRICING OF ANY OF THESE PRODUCTS DECLINES, IT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS.

         Sales of a limited number of our products often represent a significant portion of our net revenues or net earnings. This has been particularly relevant when a product has enjoyed a period of generic marketing exclusivity under the Hatch-Waxman Act as the first ANDA to be filed containing a paragraph iv certification for the listed patent. If the volume or pricing of our largest selling products declines in the future, our business, financial position and results of operations could be materially adversely affected.

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

THIRD PARTIES MAY CLAIM THAT WE INFRINGE THEIR PROPRIETARY RIGHTS AND MAY PREVENT US FROM MANUFACTURING AND SELLING SOME OF OUR PRODUCTS.

         The manufacture, use and sale of new products that are the subject of conflicting patent rights have been the subject of substantial litigation in the pharmaceutical industry. These lawsuits relate to the validity and infringement of patents or proprietary rights of third parties. We may have to defend against charges that we violated patents or proprietary rights of third parties. This is especially true for the sale of the brand equivalent version of products on which the patent covering the branded product is expiring, an area where infringement litigation is prevalent. Our defense against charges that we infringed third party patents or proprietary rights could require us to incur substantial expense and to divert significant effort of our technical and management personnel. If we infringe on the rights of others, we could lose our right to develop or make some products or could be required to pay monetary damages or royalties to license proprietary rights from third parties.

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

OUR NET REVENUES AND PROFITS WILL BE NEGATIVELY IMPACTED IF WE ARE UNABLE TO REPLACE OR RENEW LICENSE FEES, ROYALTIES AND DEVELOPMENT SERVICE FEES AS THE EXISTING RELATED AGREEMENTS EXPIRE OR ARE TERMINATED.

         As part of our ongoing business strategy we enter into collaborative alliances and license arrangements, which permit us to reduce our development costs and often involve the receipt of an up-front payment, payment of fees upon completion of certain development milestones and also provide for royalties based upon sales of the products after successful development. We have received significant payments in the past from these arrangements and expect that payments from these arrangements will continue to be an important part of our business. Our future net revenues and profits will depend and will fluctuate from period to period, in part, based upon:

         o our ability to continue to enter into collaborative alliances and license agreements, which provide for up-front payments, milestone payments and royalties;

         o our ability to replace or renew license fees, royalties and development service fees as the existing related agreements expire or are terminated; and

         o our ability to achieve the milestones specified in our license and development agreements.

DISRUPTION OF PRODUCTION AT OUR PRINCIPAL MANUFACTURING FACILITY COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS.

         Although we have other facilities, a significant amount of our brand equivalent products are produced at our largest manufacturing facility in Puerto Rico. A significant disruption at that facility, even on a short-term basis, could impair our ability to produce and ship products on a timely basis, which could have a material adverse effect on our business, financial position and results of operations.

IF WE ARE UNSUCCESSFUL IN OUR COLLABORATIONS OR LICENSING ARRANGEMENTS OUR OPERATING RESULTS COULD SUFFER.

         We have made investments in certain collaborations and licensing arrangements and may use these and other methods to develop or commercialize products in the future. These arrangements typically involve other pharmaceutical companies as partners that may be competitors of ours in certain markets. In many instances, we will not control these collaborations or the commercial exploitation of the licensed products, and cannot assure you that these ventures will be profitable.

OUR RESEARCH AND DEVELOPMENT EXPENDITURES WILL NEGATIVELY IMPACT OUR EARNINGS IN THE SHORT TERM.

         We spent approximately $76.0 million during 2002 and $88.0 million during 2001 on our research and development efforts. This amount represents a significant increase in the amounts we allocated to research and development in prior periods. We may in the future increase the amounts we expend for research and development. As a result, our research and development expenditures may have an adverse impact on our earnings in the short term. Further, we cannot be sure that our research and development expenditures will, in the long term, result in the discovery or development of products which prove to be commercially successful.

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

WE ARE UNABLE TO PREDICT THE IMPACT THAT THE CONTINUING THREAT OF WAR AND TERRORISM AND THE RESPONSES TO THAT THREAT BY MILITARY, GOVERNMENT, BUSINESS AND THE PUBLIC MAY HAVE ON OUR BUSINESS, PROSPECTS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

         The terrorist attacks in the United States and other countries, which attacks have brought devastation to many and shaken consumer confidence, have disrupted commerce throughout the world. The continuing threat of terrorism in the United States and other countries and heightened security measures, as well as current and any future military action in response to such threat, may cause significant disruption to the global economy, including widespread recession. To the extent that such disruptions result in a general decrease in spending that could decrease demand for our products, in our inability to effectively market, manufacture or ship our products, or in financial or operational difficulties for various suppliers, vendors and customers on which we plan to rely, our business and results of operations could be materially and adversely affected. We are unable to predict whether the continuing threat of war and terrorism or the responses to that threat will result in any long-term commercial disruptions or whether such terrorist activities or responses will have any long-term material and adverse effects on our business, results of operations and financial condition.

POLITICAL AND ECONOMIC INSTABILITY AND FOREIGN CURRENCY FLUCTUATIONS MAY ADVERSELY AFFECT THE REVENUES GENERATED BY OUR FOREIGN OPERATIONS.

Our foreign operations may be affected by the following factors, among others:

         o political and/or economic instability in some countries in which we currently do business or may do business in the future through acquisitions or otherwise;

         o uncertainty as to the enforceability of, and government control over, commercial rights;

         o   expropriation by foreign governmental entities;

         o limitations on the repatriation of investment income, capital and other assets;

         o   currency exchange fluctuations and currency restrictions; and

         o   other adverse regulatory or legislative developments.

         We sell products in many countries that are susceptible to significant foreign currency risk. We sell many of these products for United States dollars, which eliminates our direct currency risk but increases our credit risk if the local currency devalues significantly and it becomes more difficult for customers to purchase the United States dollars required to pay us. We sell a growing number of products, particularly in Latin America, for local currency, which results in a direct currency risk to us if the local currency devalues significantly. Additional foreign acquisitions may increase our foreign currency risk and the other risks identified above.

         In June 2000, we acquired Laboratorios Elmor S.A., a pharmaceutical company based in Venezuela. In the third quarter of 2001, we acquired 99.9% of Laboratorio Chile S.A., a Chilean pharmaceutical company with operations in Chile, Argentina and Peru. Venezuela was considered a hyperinflationary economic environment through June 30, 2001. Although Venezuela is no longer considered hyperinflationary and Argentina is not classified as having a hyperinflationary economy, each of these economies continues to experience high inflation rates and devaluation of their respective currencies. The continuing economic deterioration in Argentina and the continuing political and economic instability in Venezuela, particularly the labor strikes and other forms of political protest directed against the Hugo Chavez administration, may adversely impact our Argentine and Venezuelan operations and our consolidated earnings. Approximately 19% of our net revenues for 2002 were attributable to our Latin American operations.

INCREASED INDEBTEDNESS MAY IMPACT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         On December 31, 2002, we had approximately $915.9 million of consolidated indebtedness. We may incur additional indebtedness in the future. Our level of indebtedness will have several important effects on our future operations, including, without limitation:

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

         General economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control, may affect our future performance. As a result, these and other factors may affect our ability to make principal and interest payments on our indebtedness. We anticipate that approximately $93.7 million of cash flow from operations will be required next year to discharge our annual obligations on our currently outstanding indebtedness. Our business might not continue to generate cash flow at or above current levels. If we cannot generate sufficient cash flow from operations in the future to service our debt, we may, among other things:

         o   seek additional financing in the debt or equity markets;

         o   refinance or restructure all or a portion of our indebtedness;

         o   sell selected assets;

         o   reduce or delay planned capital expenditures; or

         o   reduce or delay planned research and development expenditures.

         These measures might not be sufficient to enable us to service our debt. In addition, any financing, refinancing or sale of assets might not be available on economically favorable terms.

OUR POLICIES REGARDING RETURNS, ALLOWANCES AND CHARGEBACKS, AND MARKETING PROGRAMS ADOPTED BY WHOLESALERS, MAY REDUCE OUR REVENUES IN FUTURE FISCAL PERIODS.

         Based on industry practice in the United States, brand equivalent product manufacturers, including us, have liberal return policies and have been willing to give customers post-sale inventory allowances. Under these arrangements, from time to time, we give our customers credits on our brand equivalent products that our customers hold in inventory after we have decreased the market prices of the same brand equivalent products. If new competitors enter the marketplace and significantly lower the prices of any of their competing products, we would likely reduce the price of our product. As a result, we would be obligated to provide significant credits to our customers who are then holding inventories of such products, which could reduce sales revenue and gross margin for the period the credit is provided. Like our competitors, we also give credits for chargebacks to wholesale customers that have contracts with us for their sales to hospitals, group purchasing organizations, pharmacies or other retail customers. A chargeback is the difference between the price the wholesale customer pays and the price that the wholesale customer's end-customer pays for a product. Although we establish reserves based on our prior experience and our best estimates of the impact that these policies may have in subsequent periods, we cannot ensure that our reserves are adequate or that actual product returns, allowances and chargebacks will not exceed our estimates.

INVESTIGATIONS OF THE CALCULATION OF AVERAGE WHOLESALE PRICES MAY ADVERSELY AFFECT OUR BUSINESS.

         Many government and third-party payors, including Medicare, Medicaid, health maintenance organizations and managed care organizations, reimburse doctors and others for the purchase of certain prescription drugs based on a drug's average wholesale price, or AWP, or average manufacturer's price, or AMP. In the past several years, state and federal government agencies have conducted ongoing investigations of manufacturers' reporting practices with respect to AWP and AMP, in which they have suggested that reporting of inflated AWP's or incorrect AMP's have led to excessive payments for prescription drugs. For example, beginning in August 2002, we and certain of our subsidiaries, as well as numerous other pharmaceutical companies, were named as defendants in three lawsuits filed in the state courts of California alleging improper or fraudulent practices related to the reporting of AWP of certain products, and other improper acts in order to increase prices and market shares.

THERE ARE INHERENT UNCERTAINTIES INVOLVED IN ESTIMATES, JUDGMENTS AND ASSUMPTIONS USED IN THE PREPARATION OF FINANCIAL STATEMENTS IN ACCORDANCE WITH GAAP. ANY CHANGES IN ESTIMATES, JUDGMENTS AND ASSUMPTIONS USED COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS.

         The consolidated and condensed consolidated financial statements included in the periodic reports we file with the Securities and Exchange Commission are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of financial statements in accordance with GAAP involves making estimates, judgments and assumptions that affect reported amounts of assets (including intangible assets), liabilities, revenues, expenses and income. This includes, but is not limited to, estimates, judgments and assumptions used in the adoption of the provisions of SFAS 142, Goodwill and Other Intangible Assets and SFAS 144, Accounting for the Impairment of Disposal of Long-Lived Assets. Estimates, judgments and assumptions are inherently subject to change in the future, and any such changes could result in corresponding changes to the amounts of assets (including goodwill and other intangible assets), liabilities, revenues, expenses and income. Any such changes could have a material adverse effect on our financial position and results of operations.

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

         We cannot predict the extent to which we may be affected by legislative and regulatory developments. We are dependent on receiving FDA and other governmental or third-party approvals to manufacture, market and ship our products. Consequently, there is always a risk that we will not obtain FDA or other necessary approvals, or that the rate, timing and cost of such approvals, will adversely affect our product introduction plans or results of operations. We carry inventories of certain product(s) in anticipation of launch and if such product(s) are not subsequently launched or are not launched when anticipated, we may be required to write-off the related inventory.

THE CONCENTRATION OF OWNERSHIP AMONG OUR EXECUTIVE OFFICERS AND DIRECTORS MAY PERMIT THOSE PERSONS TO INFLUENCE OUR CORPORATE MATTERS AND POLICIES.

         As of March 14, 2003, our executive officers, directors and one additional shareholder had or shared voting control over approximately 26% of our issued and outstanding common stock. As a result, these persons may have the ability to significantly influence the election of the members of our board of directors and other corporate decisions.

RISING INSURANCE COSTS COULD NEGATIVELY IMPACT PROFITABILITY.

         The cost of insurance, including director and officer, workers compensation, property, product liability and general liability insurance, have risen significantly in the past year and are expected to continue to increase in 2003. In response, we may increase deductibles and/or decrease certain coverages to mitigate these costs. These increases, and our increased risk due to increased deductibles and reduced coverages, could have a negative impact on our results of operations, financial condition and cash flows.

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

RISKS RELATED TO OUR INDUSTRY

LEGISLATIVE PROPOSALS, REIMBURSEMENT POLICIES OF THIRD PARTIES, COST CONTAINMENT MEASURES AND HEALTH CARE REFORM COULD AFFECT THE MARKETING, PRICING AND DEMAND FOR OUR PRODUCTS.

         Various legislative proposals, including proposals relating to prescription drug benefits, could materially impact the pricing and sale of our products. Further, reimbursement policies of third parties may affect the marketing of our products. Our ability to market our products will depend in part on reimbursement levels for the cost of the products and related treatment established by health care providers, including government authorities, private health insurers and other organizations, such as health maintenance organizations and managed care organizations. Insurance companies, HMOs, MCOs, Medicaid and Medicare administrators and others are increasingly challenging the pricing of pharmaceutical products and reviewing their reimbursement practices. In addition, the following factors could significantly influence the purchase of pharmaceutical products, which would result in lower prices and a reduced demand for our products:

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

IF BRANDED PHARMACEUTICAL COMPANIES ARE SUCCESSFUL IN LIMITING THE USE OF BRAND EQUIVALENT PRODUCTS THROUGH THEIR LEGISLATIVE AND REGULATORY EFFORTS, OUR SALES OF BRAND EQUIVALENT PRODUCTS MAY SUFFER.

         Many branded pharmaceutical companies increasingly have used state and federal legislative and regulatory means to delay brand equivalent competition. These efforts have included:

         o pursuing new patents for existing products which may be granted just before the expiration of one patent which could extend patent protection for additional years or otherwise delay the launch of brand equivalents products;

         o using the Citizen Petition process to request amendments to FDA standards;

         o seeking changes to United States Pharmacopeia, an organization which publishes industry recognized compendia of drug standards;

         o attaching patent extension amendments to non-related federal legislation; and

         o engaging in state-by-state initiatives to enact legislation that restricts the substitution of some brand equivalent drugs, which could have an impact on products that we are developing.

         If branded pharmaceutical companies are successful in limiting the use of brand equivalent products through these or other means, our sales of brand equivalent products may decline. If we experience a material decline in brand equivalent product sales, our results of operations, financial condition and cash flows will suffer.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         This annual report on Form 10-K and the documents that are incorporated by reference into this Form 10-K contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this Form 10-K and the documents incorporated into this Form 10-K by reference contain forward-looking statements, including, among others, the following:

         o our intention to generate growth through the introductions of new proprietary drugs, the expanded sale and distribution of our current products, the acquisition of new businesses and products and strategic collaborations;

         o the ability of our research programs to develop improved forms of drugs, novel compounds and new delivery systems;

         o our ability to acquire additional manufacturing and distribution capabilities;

         o our ability to establish additional joint ventures and distribution channels;

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

         o   our ability to develop and market TP-38 for brain cancer;

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

         o   our ability to develop and market E2CDS;

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

         o our ability to reduce our backlog and manufacture, obtain and maintain a sufficient supply of products to meet market demand, retain our customers and meet contractual deadlines and terms;

         o that our proposed spending on facilities improvement and expansion may not be as projected;

         o our ability to obtain and maintain FDA approval of our manufacturing facilities, the failure of which could result in production stoppage or delays;

         o   our estimates regarding the capacity of our facilities; and

         o our intention to fund 2003 capital expenditures and research and development from existing cash and internally generated funds.

         These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

         o difficulties in product development and uncertainties related to the timing or outcome of product development;

         o the availability on commercially reasonable terms of raw materials, particularly raw materials for our paclitaxel product, and other third-party sourced products;

         o our ability to replace or renew license fees, royalties and development service fees as the related agreements expire or are terminated;

         o   difficulties in complying with governmental regulations;

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

         o the outcome of any pending or future litigation (including patent, trademark and copyright litigation and the United Kingdom National Health Service Investigation), and the cost, expenses and possible diversion of management's time and attention arising from such litigation or investigation;

         o the impact of new regulations or court decisions or actions by our competitors regarding the protection of patents and the exclusivity period for the marketing of branded drugs;

         o   the impact of the adoption of certain accounting standards;

         o our success in acquiring or licensing proprietary technologies that are necessary for our product development activities;

         o the impact of political and economic instability in the countries in which we operate, particularly Argentina, Venezuela and other Latin American countries;

         o our successful compliance with extensive, costly, complex and evolving governmental regulations and restrictions;

         o our ability to successfully compete in both the branded and brand equivalent pharmaceutical sectors; and

         o other risks and uncertainties detailed herein and from time to time in our Securities and Exchange Commission filings.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

         Specific financial information with respect to our foreign and domestic operations is provided in Note 12, Business Segment Information, in the Notes to Consolidated Financial Statements.

ITEM 2. PROPERTIES

         Our corporate headquarters are located in Miami, Florida. We maintain offices, warehouses, research and development facilities and/or distribution centers in Argentina, Bulgaria, Chile, China, the Czech Republic, Estonia, Finland, France, Germany, Hong Kong, Hungary, India, Ireland, Italy, Kazakhstan, Mexico, Latvia, Peru, Poland, Romania, Russia, the Slovak Republic, Sweden, Switzerland, Taiwan, Ukraine, Uruguay, Uzbekistan, Venezuela and various parts of the United States and the United Kingdom, most of which are held pursuant to leases. None of these leases are material to us.

         We operate pharmaceutical manufacturing facilities in Buenos Aires, Argentina; Munro, Argentina; Santiago, Chile; Beijing, China; Opava, Czech Republic; Runcorn, England; Miami, Florida; Falkenhagen, Germany; Budapest, Hungary; Waterford, Ireland; Mexico City, Mexico; Ramos Arizpe, Mexico; Northvale, New Jersey; Cidra, Puerto Rico; Guayama, Puerto Rico, St. Croix, US Virgin Islands; and Guacara, Venezuela. We own our Budapest, Buenos Aires, Cidra, Falkenhagen, Guacara, Mexico City, Miami, Munro, Opava and Ramos Arizpe manufacturing facilities, and lease our remaining manufacturing facilities. In connection with the sale of the specialty chemicals business, we retained ownership of our manufacturing facilities in Rock Hill, South Carolina and Marion, Ohio which we are seeking to sell.

         We believe our facilities are in satisfactory condition and are suitable for their intended use. We plan to spend between $90.0 million and $100.0 million in 2003 to improve and expand our pharmaceutical and other related facilities. We are currently building a new manufacturing facility in Preston Brook, England and expanding our facility in Puerto Rico. A portion of our pharmaceutical manufacturing capacity and our research and development activities, as well as our corporate headquarters and other critical business functions are located in areas subject to hurricane and earthquake casualty risks. Although we have certain limited protection afforded by insurance, our business and our earnings could be materially adversely affected in the event of a major windstorm.

ITEM 3. LEGAL PROCEEDINGS

TERAZOSIN LITIGATION

         On December 21, 1998, an action purporting to be a class action, styled LOUISIANA WHOLESALE DRUG CO. VS. ABBOTT LABORATORIES, GENEVA PHARMACEUTICALS, INC. AND ZENITH GOLDLINE PHARMACEUTICALS, INC., was filed against IVAX Pharmaceuticals and others in the United States District Court for the Southern District of Florida, alleging a violation of Section 1 of the Sherman Antitrust Act. Plaintiffs purport to represent a class consisting of customers who purchased a certain proprietary drug directly from Abbott Laboratories during the period beginning on October 29, 1998. Plaintiffs allege that, by settling patent-related litigation against Abbott in exchange for quarterly payments, the defendants engaged in an unlawful restraint of trade. The complaint seeks unspecified treble damages and injunctive relief. Eighteen additional class action lawsuits containing allegations similar to those in the LOUISIANA WHOLESALE case were filed in various jurisdictions between July 1999 and February 2001, the majority of which have been consolidated with the LOUISIANA WHOLESALE case. On December 13, 2000 plaintiffs' motion for summary judgment on the issue of whether the settlement agreement constituted a PER SE violation of
Section 1 of the Sherman Antitrust Act in the LOUISIANA WHOLESALE case was granted. On March 13, 2000 the Federal Trade Commission ("FTC") announced that it had issued complaints against, and negotiated consent decrees with, Abbott Laboratories and Geneva Pharmaceuticals arising out of an investigation of the same subject matter that is involved in these lawsuits. The FTC took no action against IVAX Pharmaceuticals. To date, seventeen of the actions naming IVAX Pharmaceuticals have either been settled or dismissed.

FEN-PHEN LITIGATION

         IVAX Pharmaceuticals has been named in a number of individual and class action lawsuits in both state and federal courts involving the diet drug combination of fenfluramine and phentermine, commonly known as "fen-phen." Generally, these lawsuits seek damages for personal injury, wrongful death and loss of consortium, as well as punitive damages, under a variety of liability theories including strict products liability, breach of warranty and negligence. IVAX Pharmaceuticals did not manufacture either fenfluramine or phentermine, but did distribute the brand equivalent version of phentermine manufactured by Eon Labs Manufacturing, Inc. ("Eon") and Camall Company. Although IVAX Pharmaceuticals had a very small market share, to date, IVAX Pharmaceuticals has been named in approximately 5,066 cases and has been dismissed from approximately 4,879 of these cases, with additional dismissals pending. IVAX Pharmaceuticals intends to vigorously defend all of the lawsuits, and while management believes that its defense will succeed, as with any litigation, there can be no assurance of this. Currently Eon is paying for approximately 50% of IVAX Pharmaceuticals' costs in defending these suits and is fully indemnifying IVAX Pharmaceuticals against any damages IVAX Pharmaceuticals may suffer as a result of cases involving product manufactured by Eon. In the event Eon discontinues providing this defense and indemnity, IVAX Pharmaceuticals has its own product liability insurance. While IVAX Pharmaceuticals' insurance carriers have issued reservations of rights, IVAX Pharmaceuticals believes that it has adequate coverage. Although it is impossible to predict with certainty the outcome of litigation, we do not believe this litigation will have a material adverse impact on our financial condition or results of operation.

AVERAGE WHOLESALE PRICE LITIGATION

         On July 12, 2002, an action purporting to be a class action styled JOHN RICE V. ABBOTT LABORATORIES, INC., ET AL. was filed against IVAX Pharmaceuticals, Inc. and others in the Superior Court of the State of California, alleging violations of California's Business & Professional Code
Section 17200 et seq. with respect to the way pharmaceutical companies report their AWP. Plaintiffs allege that each defendant reported an AWP to Medicare and Medicaid which materially misrepresented the actual prices paid to defendants by physicians and pharmacies for prescription drugs. The complaint seeks unspecified damages, including punitive damages, and injunctive relief. Two other class actions, THOMPSON V. ABBOTT LABORATORIES, INC., ET AL. and TURNER V. ABBOTT LABORATORIES, INC., ET AL., containing similar allegations against IVAX Pharmaceuticals, Inc. and others were filed in California courts in August and September 2002, respectively, as well. We believe that we have substantial defenses to these claims and will defend ourselves vigorously. However, as with any litigation, there can be no assurance that we will prevail.

UNITED KINGDOM SERIOUS FRAUD OFFICE INVESTIGATION

         In April 2002, we received notice of an investigation by United Kingdom National Health Service officials concerning prices charged by generic drug companies, including Norton Healthcare Limited, trading as IVAX Pharmaceuticals UK, for penicillin-based antibiotics and warfarin sold in the United Kingdom from 1996 to 2000. This is an investigation by the Serious Fraud Office of the United Kingdom involving all pharmaceutical companies that sold these products in the United Kingdom during this period. According to statements by investigating agencies, this is a complex investigation expected to continue for some time and there is no indication from the agencies when or if charges will be made against any of these companies. The company is cooperating fully with this investigation. In December 2002, the Secretary of State for Health, on behalf of itself and others, filed a civil claim for damages and interest against Norton Healthcare, Norton Pharmaceuticals and other defendants alleging that certain of their actions adversely affected competition in the sale and supply of warfarin in the United Kingdom between 1996 and 2000. This claim seeks damages against all defendants in the approximate aggregate amount of 28.6 million Pounds Sterling (approximately $46 million at the December 31, 2002 exchange rate). It is reasonably likely that similar allegations and claims for damages will be asserted by the Secretary of State for Health against the companies with respect to the sale of penicillin-based antibiotics. We presently intend to seek a stay of the civil claim, pending completion of the United Kingdom Serious Fraud Office investigation.

PACLITAXEL RELATED LITIGATION

         On August 11, 2000, American BioScience, Inc. ("ABI") filed a complaint in the United States District Court for the Central District of California styled AMERICAN BIOSCIENCE, INC. V. BRISTOL MYERS SQUIBB COMPANY ("BMS") for a temporary restraining order and preliminary injunction compelling BMS to list in the FDA's Orange Book ABI's `331 patent, which purportedly covers BMS's Taxol(R) product. The listing of the patent in the FDA's Orange Book would have the effect of blocking brand equivalent competition. A hearing was held on September 6, 2000 and the Court denied ABI's request for preliminary injunction, declined to approve the settlement between ABI and BMS and dismissed ABI's complaint and ordered that BMS de-list the `331 patent. ABI appealed and sought a stay of the Order from the Ninth Circuit Court of Appeals, which was denied on September 13, 2000. On December 17, 2002, this case was dismissed as part of the settlement of the litigation recited below.

         On September 7, 2000, ABI filed a lawsuit for patent infringement styled AMERICAN BIOSCIENCE, INC. V. BAKER NORTON PHARMACEUTICALS, INC., ZENITH GOLDLINE PHARMACEUTICALS, INC., AND IVAX CORPORATION in the United States District Court for Central District of California alleging infringement of its `331 patent, which purports to cover paclitaxel, and seeking damages in an unspecified amount. On January 10, 2002, our motion for summary judgment was granted and the court held the patent was invalid. ABI filed a motion for reconsideration which was denied on March 2, 2002. On December 13, 2002, this matter was settled and dismissed accordingly.

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

ABI filed an appeal and on March 30, 2001, the appellate court vacated the district court's decision and remanded the case based on the lack of administrative record from the FDA. FDA filed an administrative record and ABI then renewed its motion for a temporary restraining order and preliminary injunction. On April 19, 2001, the district court again denied ABI's motion and ABI appealed. On November 6, 2001, the appellate court ordered the district court to vacate FDA's approval of our ANDA and remanded the matter to the agency. On January 25, 2002, the FDA vacated our approval for paclitaxel and reinstated it the same day based on the delisting by BMS of the `331 patent in the FDA's Orange Book. On December 17, 2002, this case was concluded as part of the settlement recited above.

ENVIRONMENTAL RELATED PROCEEDING

         On January 22, 2003, our subsidiary, ChemSource Corporation, received an Administrative Compliance Order issued by the United States Environmental Protection Agency dated January 2, 2003 alleging that ChemSource Corporation was not in compliance with certain conditions of the National Pollutant Discharge Elimination System Permit and certain pretreatment standards. The Order also required that ChemSource Corporation submit particular certified documentation associated with achieving compliance with the given standards. The Order further required that ChemSource Corporation submit certified information concerning stormwater pollution control matters and costs. This claim was tendered to the sellers of ChemSource Corporation for defense and indemnity based on the terms of the agreement by which ChemSource Corporation was sold to us.

         ChemSource Corporation believes that the issuance of the Order was unjustified and that it is in compliance with the pretreatment standards imposed by the Control Authority for purposes of the Pretreatment Program in Puerto Rico (Puerto Rico Aqueduct and Sewer Authority) and the National Pollutant Discharge Elimination System permit.

OTHER LITIGATION

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the quarter ended December 31, 2002.

EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below are the names, ages, positions held and business experience during the past five years of our executive officers as of March 26, 2003. Officers serve at the discretion of the Board of Directors. There is no family relationship between any of the executive officers, and there is no arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was selected.

THOMAS BEIER

         Thomas Beier, age 57, has served as our Senior Vice President - Finance and Chief Financial Officer since October 1997. From December 1996 to October 1997, he served as our Vice President - Finance. Prior to joining us, he served as Executive Vice President and Chief Financial Officer of Intercontinental Bank from 1989 until August 1996.

RAFICK HENEIN, PH.D.

         Rafick Henein, age 62, has served as one of our Senior Vice Presidents and as the President and Chief Executive Officer of IVAX Pharmaceuticals, Inc., our principal United States-based brand equivalent pharmaceutical subsidiary, since July 1997. He held various positions in the Novopharm Limited organization (pharmaceuticals) since 1988, rising to the position of President and Chief Executive Officer of Novopharm International in 1996.

NEIL FLANZRAICH

         Neil Flanzraich, age 59, has served as our Vice Chairman and President since May 1998. He was a shareholder and served as Chairman of the Life Sciences Legal Practices Group of Heller Ehrman White & McAuliffe from 1995 to 1998. From 1981 to 1994, he served in various capacities at Syntex Corporation (pharmaceuticals), most recently as its Senior Vice President, General Counsel and a member of the Corporate Executive Committee. From 1994 to 1995, after Syntex Corporation was acquired by Roche Holding Ltd., he served as Senior Vice President and General Counsel of Syntex (U.S.A.) Inc., a Roche subsidiary. He is a director of Whitman Education Group, Inc. (proprietary education), IVAX Diagnostics, Inc. (diagnostic reagent kits), Continucare Corporation (integrated health care) and RAE Systems, Inc. (gas detection and security monitoring systems).

PHILLIP FROST, M.D.

         Phillip Frost, age 66, has served as our Chairman of the Board of Directors and Chief Executive Officer since 1987. He served as our President from July 1991 until January 1995. He was the Chairman of the Department of Dermatology at Mt. Sinai Medical Center of Greater Miami, Miami Beach, Florida from 1972 to 1990. Dr. Frost was Chairman of the Board of Directors of Key Pharmaceuticals, Inc. from 1972 to 1986. He is Chairman of the Board of Directors of Whitman Education Group, Inc. (proprietary education) and of IVAX Diagnostics, Inc. (diagnostic reagent kits). He is a director of Northrop Grumman Corp. (aerospace). He is Chairman of the Board of Trustees of the University of Miami and a member of the Board of Governors of the American Stock Exchange.

JANE HSIAO, PH.D.

         Jane Hsiao, age 55, has served as our Vice Chairman-Technical Affairs since February 1995, as our Chief Technical Officer since July 1996, and as Chairman, Chief Executive Officer and President of DVM Pharmaceuticals, Inc., our veterinary products subsidiary, since March 1998. From 1992 until February 1995, she served as our Chief Regulatory Officer and Assistant to the Chairman, and as Vice President-Quality Assurance and Compliance of IVAX Research, Inc., our principal proprietary pharmaceutical subsidiary. From 1987 to 1992, Dr. Hsiao was Vice President-Quality

Assurance, Quality Control and Regulatory Affairs of IVAX Research, Inc. She is a director of IVAX Diagnostics, Inc. (diagnostic reagent kits).

ISAAC KAYE

         Isaac Kaye, age 73, has served as our Deputy Chief Executive Officer since 1990 and as Chairman and Chief Executive Officer of IVAX Pharmaceuticals UK, our principal United Kingdom pharmaceutical subsidiary, since 1990.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         Our common stock is listed on the American Stock Exchange and is traded under the symbol IVX. As of the close of business on February 28, 2003, there were approximately 3,829 holders of record of our common stock. The following table sets forth the high and low sales price of a share of our common stock for each quarter in 2001 and 2002 as reported by the American Stock Exchange and restated to give effect to the 5 for 4 stock split paid on May 18, 2001:

        2002                             HIGH                       LOW
        ----                             ----                       ---
        First Quarter                   $21.07                    $15.40
        Second Quarter                   15.90                     10.53
        Third Quarter                    14.49                     10.05
        Fourth Quarter                   13.59                     10.84

        2001
        First Quarter                   $31.08                    $21.19
        Second Quarter                   39.60                     21.46
        Third Quarter                    41.87                     17.00
        Fourth Quarter                   23.85                     17.00

         We did not pay cash dividends on our common stock during 2001 or 2002 and we do not intend to pay any cash dividends in the foreseeable future.

         Information regarding our stock option programs is set forth under page F-31 of this report.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth selected historical financial data as of and for the years ended December 31, 2002, 2001, 2000, 1999 and 1998, that has been derived from, and is qualified by reference to, our audited financial statements. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes thereto included elsewhere in this report.

                                                                       YEAR ENDED DECEMBER 31,
                                              -------------------------------------------------------------------
                                                  2002         2001(1)        2000(2)         1999         1998
                                              ------------  -------------   -----------    ---------    ---------
                                                             (in thousands, except per share data)
OPERATING DATA
   Net revenues                               $  1,197,244  $  1,215,377    $   793,405    $ 656,482    $ 625,727
   Cost of sales                                   663,708       583,588        409,903      377,967      405,991
                                              ------------  ------------    -----------    ---------    ---------
Gross profit                                       533,536       631,789        383,502      278,515      219,736
   Selling                                         168,952       143,629         92,032       71,131       71,152
   General and administrative                      118,416       110,477         84,900       85,092       88,434
   Research and development                         76,041        88,015         65,331       53,403       47,886
   Amortization                                     16,158        19,412          9,042        3,121        3,673
   Restructuring costs (reversal of accrual)         4,242         2,367         (4,535)        (612)      12,222
                                              ------------  ------------    -----------    ---------    ---------
Operating income (loss)                            149,727       267,889        136,732       66,380       (3,631)
   Interest income                                   8,090        21,249         13,986        6,142       11,972
   Interest expense                                (48,639)      (41,791)       (14,624)      (5,556)      (6,857)
   Other income (3)                                 60,321        49,637         15,243       20,106       33,898
   Income taxes (3)                                 51,742        54,065         13,214       14,850       10,047
   Minority interest                                   838           344           (608)      (2,085)         403
                                             ------------- -------------    -----------    ---------    ---------
Income from continuing operations (3)              118,595       243,263        137,515       70,137       25,738
Income from discontinued operations                     --            --             --          585       48,904
Cumulative effect of accounting change (4)           4,161            --         (6,471)          --       (3,048)
                                              ------------  ------------    -----------    ---------    ---------
Net income                                    $    122,756  $    243,263    $   131,044    $  70,722    $  71,594
                                              ============  ============    ===========    =========    =========
Basic earnings per common share:
   Continuing operations (3)                  $      0.61   $      1.22     $     0.70     $    0.35    $    0.11
   Discontinued operations                             --            --             --            --         0.22
   Cumulative effect (4)                             0.02            --          (0.03)           --        (0.01)
                                              -----------   ------------    ----------     ---------    ---------
   Net earnings                               $      0.63   $      1.22     $     0.67     $    0.35    $    0.32
                                              ===========   ===========     ==========     =========    =========
Diluted earnings per common share:
   Continuing operations (3)                  $      0.60   $      1.19     $     0.67     $    0.34    $    0.11
   Discontinued operations                             --            --             --            --         0.22
   Cumulative effect (4)                             0.02            --          (0.03)           --        (0.01)
                                              -----------   ------------    ----------     ---------    ----------
   Net earnings                               $      0.62  $       1.19     $     0.64     $    0.34    $    0.32
                                              ===========  ============     ==========     =========    =========
Weighted average number of
   Common shares outstanding:
   Basic                                          195,037       199,099        196,276      201,885       223,342
   Diluted                                        197,378       204,639        204,058      205,501       223,621
Cash dividends per common share               $        --  $         --     $       --     $     --     $      --

BALANCE SHEET DATA
Working capital                               $   447,154  $    597,578     $  438,490     $124,373     $ 269,511
Total assets                                    2,047,759     2,105,449      1,068,186      634,514       778,015
Total long-term debt, net of current portion      872,339       913,486        253,755       93,473        77,776
Shareholders' equity                              684,863       718,354        484,120      292,371       453,208

OTHER INFORMATION
Ratio of Earnings to Fixed Charges                    4.4           7.9           11.0         15.3           5.9

(1) Includes post-acquisition results of companies acquired, primarily Laboratorio Chile S.A. ("Lab Chile"), IVAX Scandinavia A.B. and IVAX Pharmaceutical Mexico S.A. de C.V. ("IVAX Mexico"), which were acquired on July 5, 2001, March 13, 2001, and February 9, 2001, respectively, all of which were accounted for under the purchase method of accounting.
(2) Includes the post-acquisition results of IVAX Laboratories, Inc. ("Laboratories") and Laboratorios Elmor, S.A. ("Elmor"), which were acquired on September 7, 2000, and June 19, 2000, respectively, both of which were accounted for under the purchase method of accounting.

(3) Certain amounts presented in prior years have been reclassified in accordance with Statement of Financial Accounting Standards ("SFAS") No. 145, discussed in Note 2, Summary of Significant Accounting Policies, in the accompanying financial statements.
(4) The cumulative effect of a change in accounting principle relates to adoption of SFAS No. 142 in 2002, Securities and Exchange Commission Staff Accounting Bulletin No. 101 in 2000 and AICPA Statement of Position 98-5 in 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under the caption "Risk Factors" in Item 1 of this Form 10-K. In addition, the following discussion and analysis should be read in conjunction with the 2002 Consolidated Financial Statements and the related Notes to Consolidated Financial Statements included elsewhere in this report. Certain prior period amounts presented herein have been reclassified to conform to the current period's presentation.

                              RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE YEAR ENDED DECEMBER 31, 2001

         Net income for the year ended December 31, 2002, was $122.8 million, or $0.62 per diluted share, compared to $243.3 million, or $1.19 per diluted share, in 2001. Income from continuing operations for the year ended December 31, 2002, was $118.6 million, or $0.60 per diluted share, compared to $243.3 million, or $1.19 per diluted share, in 2001. As of January 1, 2002, we recorded a cumulative change in accounting principle credit in the amount of $4.2 million, or $0.02 per diluted share, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, BUSINESS COMBINATIONS.

         NET REVENUES AND GROSS PROFIT

         Net revenues for the year ended December 31, 2002, totaled $1.2 billion consistent with the $1.2 billion reported in 2001. The net revenues decrease in North American subsidiaries was offset by increases from European subsidiaries, Latin American subsidiaries and other operations. As a result of exchange rate differences, net revenues decreased by $45.2 million in 2002 as compared to 2001.

         North American subsidiaries generated net revenues of $508.6 million in 2002 compared to $595.0 million in 2001. The $86.4 million, or 15%, decrease in net revenues was primarily attributable to decreased volume and lower prices of our paclitaxel product and higher sales returns and allowances, partially offset by increased volume and prices of certain other brand equivalent pharmaceutical products, increased sales of proprietary respiratory products and the receipt of increased product development fees. North American subsidiaries recorded provisions for sales returns and allowances that reduced gross sales by $576.2 million in 2002 and $370.0 million in 2001. The increase of $206.2 million, or 56%, was primarily due to price changes on certain brand equivalent pharmaceutical products and changes in sales volume and product mix.

         European subsidiaries generated net revenues of $454.4 million in 2002 compared to $419.1 million in 2001. The $35.3 million, or 8%, increase in net revenues was primarily due to higher sales volumes and favorable effects of currency exchange rates and $5.8 million of other revenues from a previously deferred up-front payment received under a license agreement that was terminated during the third quarter of 2002, partially offset by reduced product development fees and lower prices for certain brand equivalent products. European subsidiaries recorded provisions for sales returns and allowances that reduced gross sales by $51.2 million in 2002 and $34.7 million in 2001. The increase of $16.5 million, or 47%, was primarily due to reduced prices on certain brand equivalent pharmaceutical products and increased financial discounts.

         Latin American subsidiaries generated net revenues of $229.1 million in 2002 compared to $224.1 million in 2001. The $5.0 million, or 2%, increase was primarily due to revenue generated by Laboratorio Chile S.A. ("Lab Chile"), which was acquired July 5, 2001, partially offset by unfavorable effects of currency exchange rates. Latin American subsidiaries recorded provisions for sales returns and allowances that reduced gross sales by $33.8 million in 2002 and $25.7 million in 2001. The increase of $8.1 million, or 32%, was primarily due to the inclusion of the operations of Lab Chile for the full year in 2002 as compared to only a partial period in 2001.

         Gross profit for the year ended December 31, 2002, decreased $98.3 million, or 16%, to $533.5 million (45% of net revenues) from $631.8 million (52% of net revenues) in 2001. The decrease in gross profit percentage was primarily attributable to reduced volume and pricing of our paclitaxel product. We are continuing to experience increased competition for paclitaxel as well as our brand equivalent albuterol products and the resulting pricing and volume pressures have negatively impacted, and may continue to negatively impact, our revenues and gross profits. Our results for 2002 were also adversely impacted by significant currency devaluations in Argentina and Venezuela, reductions in government purchases of our products in Mexico and continued pricing pressures in the United States and the United Kingdom. Revenues from the sale of our paclitaxel product did not contribute significantly to our revenues and gross profits during 2002 and, because of the continuing price erosion and competition, are not likely to contribute significantly in the near future to our North American results.

         As part of our ongoing business strategy, we enter into collaborative alliances, which allow us to exploit our drug discovery and development capabilities or provide us with intellectual property and technologies. Many of these alliances involve licenses to other companies relating to technologies or compounds under development and, in some cases, finished products. These licenses permit us to reduce our development costs and often involve the receipt of an up-front payment and fees upon completion of certain development milestones and also provide for royalties based on sales of the products. We have received significant payments in the past from these arrangements, including, but not limited to, payments under the Product Collaboration and Development Services Agreement with Bristol-Myers Squibb ("BMS"), which expired in November 2002. In October 2002, we entered into a new agreement with BMS that supersedes, effective November 2002, the prior product collaboration agreement. The new agreement, which in part relates to some of the subject matter of the earlier agreement, also encompasses additional arrangements between the parties and has a term of ten months, although the parties may enter into additional collaboration agreements if certain option rights contained therein are exercised. We expect that milestone, developmental, royalty and other payments under existing and new collaboration and license agreements with other parties, including expected payments under the new agreement with BMS, the development agreement with Serono S.A. for our cladribine product for the treatment of multiple sclerosis, and the recently announced license agreement with Novartis Pharma AG to utilize our Airmax(TM) multi-dose dry powder inhalers for Novartis' trademarked medicines Foradil(R) (formoterol) and Miflonide(R) (budesonide) in the European Union and certain other countries, as well as other agreements which we expect to enter into, will continue to be an important part of our business. Our future net revenues and profits will depend and will fluctuate from period to period, in part, based upon our ability to replace or renew license fees, royalties and development service fees as the related agreements expire or are terminated. We expect that our future net revenues and profits will also depend upon:

         o our ability to obtain and maintain FDA approval of our manufacturing facilities;

         o   our ability to maintain a pipeline of products in development;

         o our ability to achieve the milestones specified in our license and development agreements;

         o our ability to manufacture, obtain and maintain a sufficient supply of products to meet market demand, retain our customers and meet contractual deadlines and terms;

         o   our ability to develop and rapidly introduce new products;

         o   the timing of regulatory approval of such products;

         o   our ability to manufacture such products efficiently;

         o the number and timing of regulatory approvals of competing products;

         o our ability to forecast inventory levels and trends at our customers and their end-customers; and

         o   our and our competitors' pricing and chargeback policies.

         OPERATING EXPENSES

         Selling expenses increased $25.3 million, or 18%, to $169.0 million (14% of net revenues) in 2002 compared to $143.6 million (12% of net revenues) in 2001. The increase was due to higher expenses associated with the operations of Lab Chile and IVAX Pharmaceuticals Mexico S.A. de C.V. ("IVAX Mexico"), which was acquired on February 9, 2001, and increased sales and promotional expenses at IVAX Laboratories, Inc. ("Laboratories"), our U.S. proprietary respiratory subsidiary, and our European subsidiaries, partially offset by reduced sales and promotional expenses at Elvetium Argentina, which was merged into IVAX Argentina, S.A., during 2002, and favorable effects of foreign currency rates.

         General and administrative expenses increased $7.9 million, or 7%, to $118.4 million (10% of net revenues) in 2002 compared to $110.5 million (9% of net revenues) in 2001. The increase was primarily attributable to additional general and administrative expenses from the operations of Lab Chile and IVAX Mexico and increased expenses at Laboratories and our European subsidiaries, partially offset by reduced expenses at Elvetium Argentina, favorable effects of foreign currency rates and lower professional fees at our corporate level. In June 2002, we received $2.2 million in partial settlement of a vitamin price-fixing class action lawsuit. In addition, we paid $2.1 million to settle the Louisiana Wholesale Drug Co. v. Abbott Laboratories and Valley Drug Co. v. Abbott Laboratories et al. cases.

         Research and development expenses decreased $12.0 million, or 14%, to a total of $76.0 million (6% of net revenues) in 2002 compared to $88.0 million (7% of net revenues) in 2001. The decrease was primarily due to lower legal fees paid during 2002 related to patent challenges. Our future level of research and development expenditures will depend on, among other things, the outcome of clinical testing of products under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions, collaborative alliances and liquidity.

         During 2002, we incurred $4.2 million of restructuring costs, which were substantially paid out during the second quarter, at two subsidiaries, consisting primarily of employee termination benefits.

         OTHER INCOME (EXPENSE)

         Interest income decreased $13.2 million and interest expense increased $6.8 million compared to 2001 primarily due to the cash purchases of Lab Chile on July 5, 2001, and Nasarel(R) and Nasalide(R) on October 16, 2001, and the issuance of $725.0 million of 4.5% Convertible Senior Subordinated Notes in 2001.

          Other income, net increased $10.7 million for the year ended December 31, 2002, compared to the prior year. During 2002, we realized a gain of $6.3 million on the sale of certain intangible assets in the Czech Republic, earned $15.2 million of royalty and milestone payments recorded as additional consideration for the 1997 sale of Elmiron(R) to ALZA Corporation, and realized gains of $17.3 million on the repurchase of subordinated notes, which were partially offset by $1.5 million of net foreign currency losses. During the fourth quarter of 2002, we also received $20.0 million in connection with certain amendments to the contract for the 1997 sale of Elmiron(R) with Ortho-McNeil Pharmaceutical, Inc. ("OMP"), a subsidiary of Johnson & Johnson, which acquired ALZA Corporation in 2002. As this payment was nonrefundable and we have no further obligations under the agreement, this payment was recorded as additional consideration for the sale. We will continue to receive payments from OMP over the next several years based upon sales of Elmiron(R) by OMP, with specified minimum royalty payments due for the period of 2003 through 2006.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2000

         Net income for the year ended December 31, 2001, was $243.3 million, or $1.19 per diluted share, compared to $131.0 million, or $0.64 per diluted share, for the prior year. Income from continuing operations was $243.3 million, or $1.19 per diluted share, for the year ended December 31, 2001, compared to $137.5 million, or $0.67 per diluted share, for the prior year.

         NET REVENUES AND GROSS PROFIT

         Net revenues for the year ended December 31, 2001, totaled $1.2 billion, an increase of $422.0 million, or 53%, from the $793.4 million reported in the prior year. This increase was comprised of increases of $253.8 million in net revenues from North American subsidiaries, $160.7 million in net revenues from Latin American subsidiaries and $39.5 million in net revenues from European subsidiaries, offset by a decrease of $32.0 million from other operations. As a result of exchange rate differences, net revenues decreased by $19.8 million in 2001 compared to 2000.

         North American subsidiaries net revenues totaled $595.0 million for the year ended December 31, 2001, compared to $341.2 million in 2000. The 74% increase in net revenues was primarily attributable to increased sales volume, in part due to new product releases, including paclitaxel, and higher sales prices for certain products, partially offset by higher sales returns and allowances. North American subsidiaries recorded provisions for sales returns and allowances that reduced gross sales by $370.0 million in 2001 and $182.8 million in 2000. The increase of $187.2 million, or 102%, was primarily due to price changes on certain brand equivalent pharmaceutical products and changes in sales volume and product mix. During the third and fourth quarters of 2001, we offered extended payment terms to certain customers and extended the terms of sale on certain immediately preceding quarter sales. In addition, during the second quarter we offered extended payment terms to certain customers related to the launch of a product to a new class of customers, which receivables were subsequently collected.

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

         Latin American subsidiaries generated net revenues of $224.1 million for the year ended December 31, 2001, compared to $63.4 million in 2000. The 253% increase was primarily due to the sales volume of Lab Chile, IVAX Mexico, and Laboratorios Elmor, S.A. ("Elmor"), which was acquired on June 19, 2000. Revenues from these subsidiaries are included in results of operations from the dates they were acquired. Latin American subsidiaries recorded provisions for sales returns and allowances that reduced gross sales by $25.7 million in 2001 and $5.1 million in 2000.

         Gross profit for the year ended December 31, 2001, increased $248.3 million, or 65%, to $631.8 million (52% of net revenues) from $383.5 million (48% of net revenues) for the year ended December 31, 2000. The increase in gross profit percentage was primarily due to the launch of paclitaxel in North America and higher margin sales from the operations of Lab Chile, IVAX Mexico and Elmor, partially offset by increased sales returns and allowances. Our paclitaxel product accounted for approximately 17% of our net revenues during 2001. The entry of two competitors for brand equivalent paclitaxel resulted in price and volume pressures during the latter part of 2001.

         OPERATING EXPENSES

         Selling expenses increased $51.6 million, or 56%, to $143.6 million (12% of net revenues) in 2001 from $92.0 million (12% of net revenues) in 2000. The increase was due to higher expenses from the operations of Lab Chile, IVAX Mexico, Elmor, and Laboratories, and increased sales force and promotional expenses at our European subsidiaries.

         General and administrative expenses totaled $110.5 million (9% of net revenues) in 2001, an increase of $25.6 million, or 30%, from $84.9 million (11% of net revenues) in 2000. The increase was due to increased professional fees at corporate headquarters and additional general and administrative expenses from the operations of Lab Chile, IVAX Mexico, Elmor and Laboratories.

         Research and development expenses totaled $88.0 million (7% of net revenues) in 2001 compared to $65.3 million (8% of net revenues) in 2000, an increase of $22.7 million, or 35%. The increase in research and development expenses was due primarily to increased biostudies.

         Amortization expense increased $10.4 million, to $19.4 million in 2001 from $9.0 million in 2000, due primarily to the amortization of goodwill arising from the acquisitions of Elmor and IVAX Mexico.

         During 2001, we recorded restructuring costs of $2.4 million related primarily to integration of the operations of Lab Chile's and our Argentine businesses.

         OTHER INCOME (EXPENSE)

         Interest income increased $7.3 million and interest expense increased $27.2 million compared to 2000. The increases were due primarily to additional cash on hand and indebtedness from the issuance of $725.0 million of 4.5% Convertible Senior Subordinated Notes in May 2001.

         Other income, net increased $34.4 million for 2001 compared to 2000. The increase was due primarily to $3.8 million of investment gains and a $6.6 million increase in royalty and milestone payments from ALZA Corporation, partially offset by foreign currency losses at various European subsidiaries. Additionally, we recorded a gain of $21.7 million on derivative contracts due to the devaluation of the Argentine peso, partially offset by a $19.0 million loss on bank debt and other liabilities denominated in currencies foreign to the Argentine operations. We also recorded a gain on the partial sale of IVAX Diagnostics, Inc. ("IVAX Diagnostics") of $10.3 million in connection with IVAX Diagnostics' March 2001 merger with b2bstores.com, Inc. The early adoption of SFAS No. 145, during the second quarter of 2002, resulted in the reclassification into income from continuing operations of extraordinary gains/losses from the early retirement of subordinated notes. The impact of the adoption resulted in the reclassification to other income of an extraordinary gain of $7.1 million, net of taxes of $4.2 million in 2001 and an extraordinary loss of $2.3 million in 2000.

                      RECENTLY ISSUED ACCOUNTING STANDARDS

         Effective July 1, 2001, we adopted SFAS No. 141, BUSINESS COMBINATIONS, which addresses the financial accounting and reporting for business combinations. It supersedes Accounting Principles Board Opinion ("APB") No. 16, BUSINESS COMBINATIONS, and SFAS No. 38, ACCOUNTING FOR PRE-ACQUISITION CONTINGENCIES OF PURCHASED ENTERPRISES. All business combinations under the scope of this statement must be accounted for using the purchase method of accounting. This statement applies to all business combinations initiated after June 30, 2001. On January 1, 2002, we reversed the $4.2 million of negative goodwill recorded in the balance sheet as of December 31, 2001, through a cumulative effect of a change in accounting principle, thereby increasing net income by this amount for the 2002 first quarter and year.

         Effective January 1, 2002, we adopted SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Intangible assets that have indefinite lives and goodwill are no longer amortized. This increased net income by approximately $1.75 million per quarter, or $7.0 million per year. The life of one product intangible asset with a net book value of $6.5 million as of January 1, 2002, was extended based on a review of the expected remaining estimated useful life. Intangible assets with indefinite lives were tested for impairment resulting in the write-down of one intangible asset by $0.2 million. The initial test for impairment of goodwill as of January 1, 2002, was completed during the second quarter and no impairments were indicated. An independent valuation firm was used to perform the test.

         Goodwill and Other Intangible Assets - Adoption of SFAS No. 142 (in thousands, except per share amounts):


                                                                                   YEAR ENDED DECEMBER 31,
                                                                           ----------------------------------------
                                                                              2002           2001            2000
                                                                           ----------     ----------      ----------
Reported net income                                                        $  122,756     $  243,263      $  131,044
Addback:  Goodwill amortization                                                    --          5,209             559
Addback:  Workforce in place amortization                                          --            216              --
Adjust:  Product intangible amortization                                           --          3,611           3,611
                                                                           ----------     ----------      ----------
Adjusted net income                                                        $  122,756     $  252,299      $  135,214
                                                                           ==========     ==========      ==========

Basic earnings per common share:
    Reported net income                                                    $     0.63     $     1.22      $     0.67
    Goodwill amortization                                                          --           0.03              --
    Product intangible amortization                                                --           0.02            0.02
                                                                           ----------     ----------      ----------
    Adjusted net income                                                    $     0.63     $     1.27      $     0.69
                                                                           ==========     ==========      ==========

Diluted earnings per common share:
    Reported net income                                                    $     0.62     $     1.19      $     0.64
    Goodwill amortization                                                          --           0.03              --
    Product intangible amortization                                                --           0.02            0.02
                                                                           ----------     ----------      ----------
    Adjusted net income, diluted                                           $     0.62     $     1.24      $     0.66
                                                                           ==========     ==========      ==========

         The following table displays the changes in the carrying amounts of goodwill by geographic segment (in thousands):

                                             NORTH                          LATIN        CORPORATE     CONSOLIDATED
                                            AMERICA        EUROPE          AMERICA        & OTHER        GOODWILL
                                          -----------    -----------    ------------   ------------     -----------
January 1, 2001                           $        --    $     8,600    $     45,725   $     33,451     $    87,776
Acquisitions                                    4,095         15,790         452,237         15,753         487,875
Amortization                                     (123)           311          (6,215)        (1,988)         (8,015)
Foreign exchange and other                         --           (501)        (64,590)          (468)        (65,559)
                                          -----------    -----------     -----------    -----------     -----------
December 31, 2001                               3,972         24,200         427,157         46,748         502,077
Foreign exchange and other                         --          8,639        (104,020)           707         (94,674)
                                          -----------    -----------     -----------    -----------     -----------
December 31, 2002                         $     3,972    $    32,839    $    323,137   $     47,455     $   407,403
                                          ===========    ===========    ============   ============     ===========

         SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal operation of a long-lived asset, except for certain obligations of lessees. It requires that the fair value of an asset retirement obligation be recognized as a liability in the period in which it is incurred if a reasonable estimate can be made, and that the associated retirement costs be capitalized as part of the carrying amount of the long-lived asset. It is effective for fiscal years beginning after June 15, 2002. The impact of adoption of this statement is not expected to be significant.

         SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, and certain provisions of APB No. 30, REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS, for the disposal of a segment of a business. It also amends Accounting Research Bulletin No. 51, CONSOLIDATED FINANCIAL STATEMENTS. It establishes a single accounting model for the accounting for a segment of a business accounted for as a discontinued operation that was not addressed by SFAS No. 121 and resolves other implementation issues related to SFAS No. 121. It is effective for fiscal periods beginning after December 15, 2001. The impact of adoption of this statement was not significant.

         During the second quarter of 2002, we elected to early adopt SFAS No. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS. The impact of adoption was the reclassification into income from continuing operations of extraordinary losses from the early retirement of subordinated notes of $2.3 million in 2000, an extraordinary gain of $7.1 million, net of taxes of $4.2 million, during the third quarter of 2001, an extraordinary gain of $3.4 million, net of taxes of $2.0 million, during the first quarter of 2002 and an extraordinary gain of $2.7 million, net of taxes of $1.5 million, during the second quarter of 2002.

         SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES, addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement nullifies EITF Issue No. 94-3, LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING). It requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred (rather than when the exit or disposal decision is made). It also establishes fair value as the objective for the initial measurement of the liability. It is effective for fiscal years beginning after December 31, 2002. We believe the impact of adoption of this statement will not be significant.

         SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE, amends SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB No. 28, INTERIM FINANCIAL REPORTING, to require disclosure about those effects in interim financial information. It is effective for financial statements for fiscal years ending after December 15, 2002. We have not adopted the fair value based method of accounting for stock-based compensation.

         Financial Accounting Standards Board ("FASB") Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES, an interpretation of Accounting Research Bulletin No. 51, CONSOLIDATED FINANCIAL STATEMENTS, addresses consolidation by business enterprises of variable interest entities. It is effective immediately for variable interest entities created or obtained after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities acquired before February 1, 2003. If it is reasonably possible that an entity will consolidate or disclose information about the variable interest entity, disclosure is required for all financial statements initially issued after January 31, 2003. As part of our acquisition of Lab Chile, we acquired a note receivable secured by an option to acquire all of the outstanding shares of common stock of a company that owns 50.1% of a Latin American pharmacy chain, which had net revenues of approximately $36.0 million in 2002. We are currently reviewing whether this security interest will require consolidation of the pharmacy on adoption of FASB Interpretation No. 46, but the impact of such adoption is not expected to be material. Our maximum exposure to loss is the recorded value of the receivable, which was $1.7 million at December 31, 2002. We do not have an obligation to fund losses of this entity.

         EITF Issue No. 00-25, VENDOR INCOME STATEMENT CHARACTERIZATION OF CONSIDERATION PAID TO A RESELLER OF THE VENDOR'S PRODUCTS, is effective for periods beginning after December 15, 2001. It states that consideration paid by a vendor to a reseller should be classified as a reduction of revenue in the income statement unless an identifiable benefit is or will be received from the reseller that is sufficiently separable from the purchase of the vendor's products and the vendor can reasonably estimate the fair value of the benefit. Restatement of prior periods was required. The impact of adoption was not significant.

         During the first quarter of 2001, we adopted EITF Issue No. 00-19, ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN, A COMPANY'S OWN STOCK, which addresses the classification and accounting treatment of equity derivative contracts (such as our put options) as equity instruments (either temporary or permanent) or assets and liabilities. As a result, put options were reclassified from temporary equity to permanent equity.

         EITF Issue No. 01-09, ACCOUNTING FOR CONSIDERATION GIVEN TO A CUSTOMER OR A RESELLER OF A VENDOR'S PRODUCTS, reconciles EITF Issue No. 00-14, Issue No. 3 of EITF Issue No. 00-22 and EITF Issue No. 00-25. It is effective for periods beginning after December 15, 2001. Restatement of prior period amounts was required. The impact of adoption was not significant.

         EITF Issue No. 02-07, UNIT OF ACCOUNTING FOR TESTING IMPAIRMENT OF INDEFINITE-LIVED INTANGIBLE ASSETS, is effective upon the initial application of SFAS No. 142, or for entities that early applied SFAS No. 142 this issue is applicable for impairment testing of indefinite-lived intangibles asset performed after March 21, 2002. The impact of adoption was not significant.

         EITF Issue No. 02-13, DEFERRED INCOME TAX CONSIDERATIONS IN APPLYING THE GOODWILL IMPAIRMENT TEST IN FASB STATEMENT NO. 142, is applicable prospectively in performing goodwill impairment tests after September 12, 2002. The impact of adoption was not significant.

         EITF Issue No. 02-17, RECOGNITION OF CUSTOMER RELATIONSHIP INTANGIBLE ASSETS ACQUIRED IN A BUSINESS COMBINATION, is effective for purchase business combinations consummated after October 25,

2002. It states that when an entity recognizes a customer-related intangible asset in accordance with the recognition criteria in SFAS No. 141, the determination of the fair value of that intangible asset should consider all aspects of the relationship. The impact of adoption was not significant.

         Staff Accounting Bulletin ("SAB") No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS, was adopted for up-front licensing fees and milestone payments during the fourth quarter of 2000 resulting in a cumulative change in accounting principle charge of $6.5 million, net of tax benefit, or $0.03 per share, recorded retroactively in the first quarter of 2000. The offsetting impact was recorded in deferred revenue.

                         LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2002, working capital was $447.1 million compared to $597.6 million at December 31, 2001, and $438.5 million at December 31, 2000. Cash and cash equivalents were $155.4 million at December 31, 2002, compared to $178.3 million at December 31, 2001, and $174.8 million at December 31, 2000. Short-term marketable securities were $28.9 million at December 31, 2002, compared to $154.8 million at December 31, 2001, and $76.7 million at December 31, 2000.

         Net cash of $151.1 million was provided by operating activities during 2002 compared to $199.0 million in 2001 and $80.7 million in 2000. The decrease in cash provided by operating activities during 2002 was primarily the result of reduced operating earnings and increases in inventories, partially offset by increased collections of accounts receivable. The increase in cash provided by operating activities during 2001 was due to the $112.2 million increase in net income and increases in accounts payable, accrued expenses and other current liabilities, partially offset by increases in other current assets.

         Net cash of $28.3 million was provided by investing activities during 2002 compared to $705.3 million used for investing activity in 2001 and $136.3 million used for investing activity in 2000. During 2002, our capital expenditures increased to approximately $98.7 million as compared to $73.5 million in 2001 and $50.0 million in 2000. The increase in 2002 was due to improvement and expansion of certain facilities. The increase in 2001 was due to increased investments in information systems at our North American subsidiaries. During 2002, we received $1.6 million in proceeds from the sale of assets as compared to $41.7 million in 2001 and $1.4 million in 2000. During 2002, we spent $38.3 million to acquire intangible assets as compared to $133.9 million in 2001 and $1.5 million in 2000. During 2001, $480.2 million was used to acquire businesses and increase our ownership interest in affiliates compared to $16.6 million in 2000. During 2002, we received $128.6 million in net proceeds from the sale of marketable securities as compared to $73.2 million used for the purchase of marketable securities in 2001 and $76.7 million used for the purchase of marketable securities in 2000. During December 2002, we purchased for $2.2 million the remaining outstanding minority interest shares of IVAX Pharmaceuticals s.r.o. (formerly known as "IVAX-CR a.s.").

         On March 1, 2002, we acquired from Syntex Pharmaceuticals International Ltd. the non-U.S. rights to pharmaceutical products containing flunisolide hemihydrate, sold under the tradenames Syntaris(TM), Nasalide(R), Rhinalar(TM), Locasyn(TM) and Lokilan(TM), for 10.2 million Swiss francs ($6.0 million at the February 28, 2002, currency exchange rate).

         During April 2002, we entered into an agreement to acquire the technical files and French marketing authorizations to substantially all of the products comprising the generic pharmaceutical business of Merck & Co. Inc.'s subsidiary in France for total consideration of approximately $5.0 million, payable half on signing and half in four months. On July 19, 2002, the agreement was amended reducing the second payment to 2.6 million Euros ($2.5 million as of the August 2, 2002, payment date).

         On April 22, 2002, we acquired an exclusive U.S. license to the patent rights to market QVAR(R) (beclomethasone dipropionate HFA), an aerosol inhaler prescribed to treat asthma. In addition, we have an option to obtain ownership of the U.S. QVAR(R) trademark, as well as related patents and the New Drug Application in five years. 3M Drug Delivery Systems will manufacture the QVAR(R) product for us under a long-term contract. The total consideration due under the contract, including options and extensions, is $105.0 million, $21.0 million of which was paid on the effective date, $22.0 million is due on the first anniversary, $31.0 million is due on the second anniversary, $26.0 million is due on the third anniversary and $5.0 million is due on the fifth anniversary upon exercise of the option. The payments carry no stated interest rate and were discounted at a 3.7% rate.

         During the second quarter of 2002, we received a refund of $6.4 million from the seller of IVAX Mexico, based on resolution of the working capital and debt covenant adjustments as specified in the purchase agreement, which reduced goodwill.

         On July 1, 2002, in connection with the termination of a license we granted to specified products in our proprietary dry powder inhaler device ("MDPI"), we agreed to acquire, for 5.0 million Pounds Sterling ($7.7 million at the July 1, 2002, currency exchange rate), the technical files, trademark and related rights invented or produced by the licensee in connection with the commercialization of products under the license. An additional payment up to 1.1 million Pounds Sterling will also be paid to the licensee upon the receipt of marketing approval and launch of a specified product using the acquired rights and data.

         On August 30, 2002, we acquired for $6.0 million in cash Glaxo Wellcome S.A. (subsequently renamed "IVAX Manufacturing Argentina S.A."), an Argentine manufacturing pharmaceutical company, consisting primarily of a manufacturing facility.

         During the fourth quarter of 2002, we received $20.0 million in connection with certain amendments to the contract for the 1997 sale of Elmiron(R) with OMP. We will continue to receive payments from OMP over the next several years based upon sales of Elmiron(R) by OMP, with specified minimum royalty payments due for the period of 2003 through 2006.

         On January 24, 2003, we acquired ChemSource Corporation in Puerto Rico from Chemo Iberica S.A. and Quimica Sintetica S.A. for one million shares of our common stock, valued at $12.4 million, and $0.1 million in cash. ChemSource is primarily a 170,000 square foot manufacturing facility on 45 acres in Puerto Rico.

         Net cash of $179.3 million was used by financing activities during 2002 compared to financing activities providing $492.9 million in 2001 and $195.8 million in 2000. During 2002, we repaid $59.5 million of bank debt, made $12.7 million of new borrowings, and repurchased $98.8 million of our convertible debentures for $79.3 million, and reduced our repurchases of common stock by $95.7 million compared to 2001. On March 15, 2002, our Board of Directors expanded the authorization of our repurchase program by an additional 10.0 million shares of our common stock or a like-valued amount of our convertible debentures. The increase in financing activities in 2001 from 2000 was due to the issuance of $725.0 million of 4.5% Convertible Senior Subordinated Notes in 2001, partially offset by increased repurchases of our common stock and payments on long-term debt and loans payable.

         During October 2001, we repaid $15.0 million of long-term debt assumed in the acquisition of Lab Chile. During May 2001, we issued $725.0 million of our 4.5% Convertible Senior Subordinated Notes due 2008 and received net proceeds of approximately $705.7 million. The 4.5% Notes are convertible at any time prior to maturity, unless previously redeemed, into 24.96875 shares of our common stock per $1,000 of principal amount of the 4.5% Notes. This ratio results in a conversion price of approximately $40.05 per share. The 4.5% Notes are redeemable by us on or after May 29, 2004. During 2002 we repurchased $98.8 million and during 2001 we repurchased $65.0 million face value of the 4.5% Notes at a total cost of $79.3 million in 2002 and $52.0 million in 2001.

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

         Between August 2000 and March 2002, our Board of Directors increased its authorization of share repurchases under the share repurchase program by
22.5 million shares. Including shares repurchased via the physical settlement method disclosed below, we repurchased 3.9 million shares of our common stock at a total cost, including commissions, of $59.4 million during 2002, 6.8 million shares at a total cost, including commissions, of $155.1 million during 2001, and 1.8 million shares at a total cost, including commissions, of $51.6 million during 2000. During 2000, in connection with our share repurchase program, we received $11.3 million in premiums on the issuance of freestanding put options for 3.7 million shares of our common stock. These amounts were credited to "Capital in excess of par value." During 2001, we received $4.7 million in premiums on the issuance of eight freestanding put options for 1.9 million shares of our common stock, of which one put option for 0.2 million shares expired unexercised prior to December 31, 2001. We also received $0.2 million upon renewal/rollforward of three put options for 0.9 million shares into two put options for 0.9 million shares. Five put options for 1.6 million shares were exercised by the holders at strike prices ranging from $27.68 to $31.50 during 2001. We elected the physical settlement method upon exercise of one put option for 0.3 million shares and paid $7.8 million in exchange for the underlying shares. We elected the net share settlement method upon exercise of the remaining four put options for 1.4 million shares and issued 0.3 million shares of our common stock in settlement of the obligation. In the event the put options were exercised, we had the right to elect to settle by one of three methods: physical settlement by payment in exchange for our shares, net cash settlement or net share settlement. During 2002, five put options were exercised for 1.2 million shares by the holders at strike prices ranging from $19.00 to $32.28. IVAX elected the physical settlement method upon the exercise of two put options for 0.5 million shares and paid $12.7 million in exchange for the underlying shares. IVAX elected the net share settlement method for the exercises of the remaining three put options for 0.7 million shares and issued
1.0 million shares of IVAX' common stock in settlement of the obligation.

         We plan to spend between $90 million and $100 million in 2003 to continue the research and development of pharmaceutical products. Research and development expenses may fluctuate from quarter to quarter and from year to year based on the timing of clinical studies, regulatory filings and litigation. Accordingly, we cannot assure that our level of research and development spending will be at these levels. In addition, we plan to spend between $90 million and $100 million in 2003 to improve and expand our pharmaceutical and other related facilities.

         Our principal sources of short-term liquidity are existing cash and internally generated funds, which we believe will be sufficient to meet our operating needs and anticipated capital expenditures over the short term. For the long term, we intend to principally utilize internally generated funds, which are anticipated to be derived primarily from the sale of existing pharmaceutical products, pharmaceutical products currently under development and pharmaceutical products we license or acquire. There can be no assurance that we will successfully complete products under development, that we will be able to obtain regulatory approval for any such products, or that any approved product will be produced in commercial quantities, at reasonable costs, and be successfully marketed or that we will acquire any such products. We may consider issuing debt or equity securities in the future to fund potential acquisitions and growth.

         We filed a shelf registration statement on Form S-4, which was declared effective in March 2001, registering up to a total of 18.8 million shares of common stock that can be issued in connection with the acquisition of businesses, assets or securities. In conjunction with the availability under our previous shelf S-4 registration statement, as of the date of this report, we have the ability to issue up to 39.3 million shares of our common stock under our shelf registration statements in connection with the acquisition of businesses, assets or securities.

         We filed a universal shelf registration statement on Form S-3, which was declared effective in March 2001, registering the sale of up to $400.0 million of any combination of debt securities or common stock. During 2001, we issued an aggregate of 0.3 million shares under the universal shelf registration statement in connection with the net settlement of the put options discussed above. Under this registration statement, as of the date of this report, we have the ability to issue any combination of debt securities or common stock in an aggregate amount of $382.5 million.

                                  INCOME TAXES

         We recognized a $51.7 million tax provision for 2002, compared to $54.1 million in 2001 and $13.2 million in 2000. Our effective tax rate was 31% for 2002, 18% for 2001 and 9% for 2000. In 2002, the effective tax rate was less than the statutory rate due primarily to low tax rates applicable to our Puerto Rico and Waterford, Ireland manufacturing operations and our Swiss and Chilean operations. In 2001 and 2000, the effective tax rate was lower in each of these years than the U.S. statutory income tax rate, principally due to net operating loss and tax credit carryforwards and tax incentives in certain jurisdictions where our manufacturing facilities are located.

         At December 31, 2002, domestic net deferred tax assets totaled $108.7 million and aggregate foreign net deferred tax assets totaled $7.5 million. At December 31, 2001, domestic net deferred tax assets totaled $97.6 million and aggregate foreign net deferred tax assets totaled $7.9 million. Realization of the net deferred tax assets is dependent upon generating sufficient future domestic and foreign taxable income. Although realization is not assured, we believe it is more likely than not that the net deferred tax assets will be realized. Our estimates of future taxable income are subject to revision due to, among other things, regulatory and competitive factors affecting the pharmaceutical industries in the markets in which we operate.

         Payment of the current tax provision for the year ended December 31, 2002, will be reduced by $1.4 million for our domestic operations and $0.4 million for our foreign operations, representing the incremental impact of compensation expense deductions associated with non-qualified stock option exercises during 2002. During 2001, the domestic current provision was favorably impacted by $29.6 million from utilization of previously reserved net operating loss and tax credit carryforwards and the non-taxable gain on the partial sale of IVAX Diagnostics. Payment of the current tax provision for the year ended December 31, 2001, was reduced by $8.0 million for our domestic operations and $2.6 million for our foreign operations, representing the incremental impact of compensation expense deductions associated with non-qualified stock option exercises during 2001. In addition, during 2001 we recorded $7.4 million of tax effect of prior years' stock option exercises. These amounts were credited to "Capital in excess of par value" in the accompanying balance sheet. We recognized $20.0 million in 2001 and $45.0 million in 2000 of U.S. taxable income on the intercompany assignment of a contract. For financial reporting purposes these transactions were eliminated in consolidation. We recognized a $13.2 million tax provision during 2000 of which $17.5 million related to foreign operations.

         The valuation allowance previously recorded against the domestic net deferred tax asset was reversed in the amount of $3.6 million in 2002, $11.2 million in 2001 and $31.1 million in 2000, due to our expectation of increased domestic taxable income in the coming year.

         Our future effective tax rate will depend on the mix between foreign and domestic taxable income or losses and the statutory tax rates of the related tax jurisdictions. The mix between our foreign and domestic taxable income may be significantly affected by the jurisdiction in which new products are developed and manufactured.

         We have historically received a United States tax credit under Section 936 of the Internal Revenue Code for certain income generated by our Puerto Rico and Virgin Islands operations. These credits were approximately $3.9 million in 2002, $6.3 million for 2001 and $1.6 million for 2000 and completely offset the entire United States tax liability of such operations. The Section 936 tax credit will be phased out over four years beginning in 2002.

                        RISK OF PRODUCT LIABILITY CLAIMS

         Testing, manufacturing and marketing pharmaceutical products subject us to the risk of product liability claims. We are a defendant in a number of product liability cases, none of which we believe will have a material adverse effect on our business, results of operations or financial condition. We believe that we maintain an adequate amount of product liability insurance, but there can be no assurance that our insurance will cover all existing and future claims or that we will be able to maintain existing coverage or obtain additional coverage at reasonable rates. There can be no assurance that claims arising under any pending or future product liability cases, whether or not covered by insurance, will not have a material adverse effect on our business, results of operations or financial condition (See Note 13, Commitments and Contingencies, in the Notes to Consolidated Financial Statements).

                          CRITICAL ACCOUNTING POLICIES

         The consolidated financial statements include the accounts of IVAX Corporation and all majority-owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable. We do not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below using different yet still reasonable estimates and judgments. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates. Management periodically evaluates estimates and assumptions used in the preparation of the financial statements and makes changes on a prospective basis when adjustments are necessary. Significant estimates include amounts for accounts receivable exposures, deferred tax asset allowances, inventory reserves, environmental reserves, litigation and sales returns and allowances, including chargebacks, rebates, returns and shelf-stock adjustments, and the useful lives of intangible assets.

         Revenue Recognition, Sales Returns and Allowances - Revenues and the related cost of sales are recognized at the time title to our products passes to our customers. Our pharmaceutical revenues are affected by the level of provisions for estimated returns, inventory credits, discounts, promotional allowances, volume rebates, chargebacks, reimbursements relating to Medicaid and Medicare and other allowances. The custom in the U.S. pharmaceutical industry is generally to grant customers the right to return purchased goods. In the brand equivalent pharmaceutical industry, this custom has resulted in a practice of suppliers issuing inventory credits (also known as shelf-stock adjustments) to customers based on the customers' existing inventory following decreases in the market price of the related brand equivalent pharmaceutical product. We have contractual agreements with many of our customers, which require that we grant these customers inventory credit following a price decrease. In other cases, the determination to grant a credit to a customer following a price decrease is at our discretion. These credits allow customers with established inventories to compete with those buying product at the current market price, and allow us to maintain shelf space, market share and customer loyalty.

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

         Royalty and license fee income are recognized when obligations associated with earning the royalty or licensing fee have been satisfied and are included in "Net revenues" in the accompanying consolidated statements of operations. In accordance with SAB No. 101, our accounting policy is to review each contract and, if appropriate, we defer up-front payments, whether or not they are refundable, and recognize them in income over the obligation period. Where we expend resources to achieve milestones, we recognize the milestone payments in income currently. The total amortization of up-front payments and current recognition of milestones is limited to nonrefundable provisions of the contract.

         Gain on Sale of Product Rights - Royalty and milestone payments from the 1997 sale of rights to Elmiron(R) and certain other urology products in the United States and Canada to ALZA Corporation amounted to $15.1 million in 2002, $13.8 million in 2001 and $7.2 million in 2000, and are included in other income as additional gain on the sale of product rights. During the fourth quarter of 2002, we received $20.0 million in connection with certain amendments to the contract for the 1997 sale of Elmiron(R) with OMP. As this payment was nonrefundable and we have no further obligations under the agreement, this payment was recorded as additional consideration for the sale. We will continue to receive payments from OMP over the next several years based upon sales of Elmiron(R) by OMP, with specified minimum royalty payments due for the period of 2003 through 2006. A portion of the up-front and milestone payments received and included in other income in prior years, $39.6 million as of December 31, 2002, is refundable through December 31, 2003, and then ratably decreases through 2009, if the patent rights are found to be invalid and a brand equivalent of Elmiron(R) is introduced by another company. We believe the probability of occurrence of these events is remote.

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

         Sale of Subsidiary Stock - During 2001, we elected income statement recognition as our accounting policy for sales of subsidiary stock and recorded a gain of $10.3 million, related to the merger of IVAX Diagnostics, with b2bstores.com, which is included in "Other income, net" in the consolidated statements of operations.

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

         Foreign Currency Exchange Rate Risk - We have subsidiaries in more than 20 countries worldwide. During 2002, sales outside the United States accounted for approximately 52% of worldwide sales. Virtually all of these sales were denominated in currencies of the local country. As such, our reported profits and cash flows are exposed to changing exchange rates. If the United States dollar weakens relative to the foreign currency, the earnings generated in the foreign currency will, in effect, increase when converted into United States dollars and vice versa. Although we do not speculate in the foreign exchange market, we do from time to time manage exposures that arise in the normal course of business related to fluctuations in foreign currency exchange rates by entering into offsetting positions through the use of foreign exchange forward contracts. As a result of exchange rate differences, net revenues decreased by $45.2 million in 2002, as compared to 2001 and decreased by $19.8 million in 2001 compared to 2000. The effects of inflation on consolidated net revenues and operating income were not significant. Certain firmly committed transactions are hedged with foreign exchange forward contracts. As exchange rates change, gains and losses on the exposed transactions are partially offset by gains and losses related to the hedging contracts. Both the exposed transactions and the hedging contracts are translated at current spot rates, with gains and losses included in earnings. Our derivative activities, which primarily consist of foreign exchange forward contracts, are initiated primarily to hedge forecasted cash flows that are exposed to foreign currency risk.

         The foreign exchange forward contracts generally require us to exchange local currencies for foreign currencies based on pre-established exchange rates at the contracts' maturity dates. If the counterparties to the exchange contracts do not fulfill their obligations to deliver the contracted currencies, we could be at risk for currency related fluctuations. We enter into these contracts with counterparties that we believe to be creditworthy and do not enter into any leveraged derivative transactions. As of December 31, 2002, we had $19.6 million in foreign exchange forward contracts outstanding, primarily to hedge Euro-based operating cash flows against Pounds Sterling. As of December 31, 2001, we had $68.7 million in foreign exchange forward contracts outstanding, of which $55.0 million related to United States dollar denominated bank loans of $48.0 million of our Argentine based subsidiary, IVAX Argentina.

The $48 million of bank loans were repaid in January 2002 resulting in a pretax loss of $2.8 million. As of December 31, 2000, we had $27.6 million in foreign exchange forward contracts outstanding.

         Interest Rate Risk - Our only material debt obligations relate to the 4.5% and 5.5% Convertible Notes, which bear fixed rates of interest, and the amounts we owe for the purchase of QVAR(R), which carry no stated interest rate. We believe that our exposure to market risk relating to interest rate risk is not material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Our Financial Statements and supplementary data are on pages F-1 through F-43.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On May 24, 2002, we dismissed our independent certified public accountants, Arthur Andersen LLP ("Andersen") and engaged the services of Ernst & Young LLP ("Ernst & Young") as our new independent auditors for our fiscal year ending December 31, 2002, effective immediately. These actions followed our decision to seek proposals from independent accountants to audit our financial statements for the fiscal year ending December 31, 2002. The decision to dismiss Andersen and retain Ernst & Young was approved by our Board of Directors upon the recommendation of our Audit Committee.

         None of the audit reports of Andersen on our consolidated financial statements as of and for the fiscal years ended December 31, 2000 and 2001 contained an adverse opinion or a disclaimer of opinion nor was any such audit report qualified or modified as to uncertainty, audit scope or accounting principles.

         During the two most recent fiscal years ended December 31, 2000 and 2001, and the subsequent interim period through May 24, 2002, there were no disagreements between us and Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Andersen's satisfaction, would have caused Andersen to make reference to the subject matter of the disagreement in connection with its reports.

         None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred within the two most recent fiscal years ended December 31, 2000 and 2001, or within the interim period through May 24, 2002.

         We previously provided Andersen with a copy of the foregoing disclosures. A letter from Andersen confirming its agreement with these disclosures was filed as an exhibit to our current report on Form 8-K/A filed with the Securities and Exchange Commission on May 31, 2002.

         During the two most recent fiscal years ended December 31, 2000 and 2001, and the subsequent interim period through May 24, 2002, we did not consult with Ernst & Young regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information concerning directors required by item 10 is incorporated by reference to our Proxy Statement for our 2003 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission within 120 days after the close of our 2002 year end. The information concerning executive officers required by item 10 is contained in the discussion entitled "Executive Officers of the Registrant" in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by item 11 is incorporated by reference to our Proxy Statement for our 2003 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of our 2002 year end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The information required by item 12 is incorporated by reference to our Proxy Statement for our 2003 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of our 2002 year end.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by item 13 is incorporated by reference to our Proxy Statement for our 2003 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of our 2002 year end.

ITEM 14. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         We have evaluated the design and operation of our disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Exchange Act and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including our principal executive officer and principal financial officer within the 90-day period prior to the filing of this Annual Report on Form 10-K. The principal executive officer and principal financial officer have concluded, based on their review and subject to the limitations noted below, that our disclosure controls and procedures, as defined at Exchange Act Rules 13a-14(c) and 15d-14(c), are effective to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

CHANGES IN INTERNAL CONTROLS

         No significant changes were made to our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS

         Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

         The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS

         See Item 8. "Financial Statements and Supplementary Data" for Financial Statements included with this Annual Report on Form 10-K.

(a)(2) FINANCIAL STATEMENT SCHEDULE

         The following financial statement schedule is filed as a part of this report:

         Schedule II Valuation and Qualifying Accounts for the three years ended December 31, 2002

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

(a)(3) EXHIBITS


  EXHIBIT
  NUMBER                           DESCRIPTION                                        METHOD OF FILING
  ------                           -----------                                        ----------------
   3.1           Articles of Incorporation.                                  Incorporated   by  reference  to  our
                                                                             Form 8-B dated July 28, 1993.

   3.2           Amended and Restated Bylaws.                                Incorporated   by  reference  to  our
                                                                             Form 10-Q for the quarter ended June
                                                                             30, 2002.

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

   4.4           Indenture, dated as of May 4, 2001, between IVAX            Incorporated   by  reference  to  our
                 Corporation and U.S. Bank Trust National Association,       Form S-3 dated July 31, 2001.
                 as Trustee, with respect to the $725,000,000 4 1/2%
                 Convertible Senior Subordinated Notes due 2008.

   4.5           Form of 4  1/2% Convertible Senior Subordinated Notes       Incorporated   by  reference  to  our
                 due 2008.                                                   Form S-3 dated July 31, 2001.

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

   10.12         IVAX Corporation 1999 Employee Stock Purchase Plan.         Incorporated   by  reference  to  our
                                                                             Form   10-K   for  the   year   ended
                                                                             December 31, 1999.

   10.13         IVAX Corporation 1997 Stock Option Plan.                    Incorporated   by  reference  to  our
                                                                             Form S-8 dated December 22, 1997.

   10.14         Warrant to Purchase Shares of Common Stock of IVAX          Incorporated   by  reference  to  our
                 Corporation dated November 18, 1999 between IVAX            Form   10-K   for  the   year   ended
                 Corporation and Frost-Nevada Limited  Partnership.          December 31, 2000.

   10.15         Registration Rights Agreement dated May 12, 2000            Incorporated   by  reference  to  our
                 Incorporated by reference to our by and between IVAX        Form S-3 dated August 7, 2000.
                 Corporation, UBS Warburg LLC and ING Form S-3 dated
                 August 7, 2000. Baring L.L.C.

   10.16         Form of Registration Rights Agreement between the           Incorporated   by  reference  to  our
                 Company and UBS AG.                                         Form S-3 dated April 10, 2001.

   10.17         Registration Rights Agreement, dated May 4, 2001,           Incorporated by reference to our
                 between IVAX Corporation and UBS Warburg LLC,               Form S-3 dated July 31, 2001.
                 as the Initial Purchaser, with respect to the
                 $725,000,000 4 1/2% Convertible Senior
                 Subordinated Notes due 2008.

   10.18         Agreement to Tender dated as of May 18, 2001, among IVAX    Incorporated   by  reference  to  our
                 Corporation, Comercial e Inversiones Portfolio Limitada     Form 8-K dated May 18, 2001.
                 and Inversiones Portfolio S.A.

   10.19         Termination Agreement dated March 20, 1998 by and among     Incorporated   by  reference  to  our
                 NaPro BioTherapeutics, Inc., IVAX Corporation, Baker        Form   10-K   for  the   year   ended
                 Norton Pharmaceuticals, Inc. and D & N Holding Company      December 31, 2001.
                 (Confidential Treatment Requested).

   21            Subsidiaries of IVAX Corporation.                           Filed herewith.

   23.1          Consent of Ernst & Young LLP.                               Filed herewith.

   23.2          Information Regarding Consent of Arthur Andersen LLP.       Filed herewith.

   99.1          Certificate of the Chairman and Chief Executive Officer     Filed herewith.
                 of IVAX Corporation pursuant to Section 906 of the
                 Sarbanes-Oxley Act of 2002.

   99.2          Certificate of the Chief Financial Officer of IVAX          Filed herewith.
                 Corporation pursuant to Section 906 of the
                 Sarbanes-Oxley Act of 2002.

(b)       REPORTS ON FORM 8-K.

          None.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             IVAX CORPORATION


Dated:  March 31, 2003                       By: /s/ Phillip Frost, M.D.
                                                --------------------------------
                                                   Phillip Frost, M.D.
                                                   Chairman of the Board
                                                   and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                                             CAPACITY                                   DATE
----                                             --------                                   ----
/s/ Phillip Frost,  M.D.                         Chairman of the Board and                  March 31, 2003
------------------------------------             Chief Executive Officer
Phillip Frost, M.D.                              (Principal Executive Officer)



/s/ Thomas E. Beier                              Chief Financial Officer                    March 31, 2003
------------------------------------             (Principal Financial Officer)
Thomas E. Beier


/s/ Thomas E. McClary                            Vice President - Accounting                March 31, 2003
------------------------------------             (Principal Accounting Officer)
Thomas E. McClary

/s/ Mark Andrews                                 Director                                   March 31, 2003
------------------------------------
Mark Andrews


/s/ Ernst Biekert, Ph.D.                         Director                                   March 31, 2003
------------------------------------
Ernst Biekert, Ph.D.


/s/ Charles M. Fernandez                         Director                                   March 31, 2003
------------------------------------
Charles M. Fernandez


/s/ Jack Fishman, Ph.D.                          Director                                   March 31, 2003
------------------------------------
Jack Fishman, Ph.D.

/s/ Neil Flanzraich                              Director, President and Vice Chairman      March 31, 2003
------------------------------------
Neil Flanzraich


/s/ Jane Hsiao, Ph.D.                            Director and Vice Chairman-                March 31, 2003
------------------------------------
Jane Hsiao, Ph.D.                                Technical Affairs


/s/ Isaac Kaye                                   Director and Deputy Chief                  March 31, 2003
------------------------------------
Isaac Kaye                                       Executive Officer


/s/ David A. Lieberman                           Director                                   March 31, 2003
------------------------------------
David A. Lieberman


/s/ Richard C. Pfenniger, JR.                    Director                                   March 31, 2003
------------------------------------
Richard C. Pfenniger, Jr.

I, Phillip Frost, M.D., certify that:

         1.  I have reviewed this annual report on Form 10-K of IVAX
             Corporation;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                            /s/ Phillip Frost, M.D.
                                            ------------------------------------
                                            Phillip Frost, M.D.
                                            Chairman and Chief Executive Officer
                                            March 31, 2003

I, Thomas E. Beier, certify that:

         1.  I have reviewed this annual report on Form 10-K of IVAX
             Corporation;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                             /s/ Thomas E. Beier
                                             -----------------------------------
                                             Thomas E. Beier
                                             Senior Vice President - Finance and
                                             Chief Financial Officer
                                             March 31, 2003

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS
OF IVAX CORPORATION:

We have audited the accompanying consolidated balance sheet of IVAX Corporation and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of IVAX Corporation and subsidiaries as of December 31, 2001 and for the two years in the period then ended, were audited by other auditors who have ceased operations and whose report dated February 12, 2002, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of IVAX Corporation and subsidiaries at December 31, 2002, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for business combinations and goodwill and its method of reporting gains and losses on the extinguishment of debt during the year ended December 31, 2002.

As discussed above, the financial statements of IVAX Corporation and subsidiaries as of December 31, 2001 and for the two years then ended, were audited by other auditors who have ceased operations. As described in Note 2, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards (Statement) No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in
Note 2 with respect to 2001 and 2000 include (a) agreeing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in those periods related to goodwill, intangible assets that are no longer being amortized, and changes in amortization periods for intangible assets that will continue to be amortized as a result of initially applying Statement No. 142 (including any related tax effects) to the Company's underlying records obtained from management and (b) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income, and the related earnings-per-share amounts. As described in Note 10, these financial statements have also been revised to include the disclosures required by Statement No. 87, EMPLOYERS' ACCOUNTING FOR PENSIONS. Our audit procedures with respect to the disclosures in Note 10 with respect to 2001 and 2000 included (a) agreeing actuarial assumptions, net pension expense, projected benefit obligation for service rendered, plan assets at fair value, unrecognized net obligation and accumulated benefit obligation to the Company's underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of the projected benefit obligation for the pension plan to the recorded prepaid pension expense. In our opinion, the disclosures for 2001 and 2000 in Note 2 and Note 10 described above are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.

                                                  /s/ Ernst & Young LLP

Miami, Florida,
February 13, 2003 (except for the third
   and fourth paragraphs of Note 16, as to
   which the date is March 26, 2003)

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

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with IVAX Corporation's filing on Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K. See Exhibit 23.2 for further discussion.

                        IVAX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                                                DECEMBER 31,
                                                                                        ---------------------------
                                                                                            2002           2001
                                                                                        ------------  -------------
                                 ASSETS
Current assets:
    Cash and cash equivalents                                                           $    155,408  $     178,264
    Marketable securities                                                                     28,873        154,842
    Accounts receivable, net of allowances for doubtful
       accounts of $21,719 in 2002 and $21,670 in 2001                                       224,768        247,670
    Inventories                                                                              309,655        253,471
    Other current assets                                                                     162,513        164,692
                                                                                        ------------  -------------
       Total current assets                                                                  881,217        998,939

Property, plant and equipment, net                                                           420,246        356,304
Goodwill, net                                                                                407,403        502,077
Intangible assets, net                                                                       283,298        187,479
Other assets                                                                                  55,595         60,650
                                                                                        ------------  -------------
       Total assets                                                                     $  2,047,759   $  2,105,449
                                                                                        ============  =============


                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                    $    111,590   $     97,465
    Current portion of long-term debt                                                         28,617         52,199
    Loans payable                                                                             14,935         13,249
    Accrued income taxes payable                                                              50,555         41,861
    Accrued expenses and other current liabilities                                           228,366        196,587
                                                                                        ------------  -------------
       Total current liabilities                                                             434,063        401,361

Long-term debt, net of current portion                                                       872,339        913,486
Other long-term liabilities                                                                   46,115         57,536
Minority interest                                                                             10,379         14,712

Commitments and contingencies - see Note 13

Shareholders' equity:
    Common stock, $0.10 par value, authorized 437,500 shares,
       issued and outstanding 194,372 shares in 2002 and 196,523 in 2001                      19,437         19,652
    Capital in excess of par value                                                           311,367        328,095
    Put options                                                                                   --         34,650
    Retained earnings                                                                        569,225        446,469
    Accumulated other comprehensive loss                                                    (215,166)      (110,512)
                                                                                        ------------  -------------
       Total shareholders' equity                                                            684,863        718,354
                                                                                        ------------  -------------
       Total liabilities and shareholders' equity                                       $  2,047,759  $   2,105,449
                                                                                        ============  =============


   THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL
                      PART OF THESE FINANCIAL STATEMENTS.

                        IVAX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                           -----------------------------------------
                                                                               2002           2001           2000
                                                                           ------------   ------------   -----------
Net revenues                                                               $  1,197,244   $  1,215,377   $   793,405
Cost of sales                                                                   663,708        583,588       409,903
                                                                           ------------   ------------   -----------
    Gross profit                                                                533,536        631,789       383,502
                                                                           ------------   ------------   -----------
Operating expenses:
    Selling                                                                     168,952        143,629        92,032
    General and administrative                                                  118,416        110,477        84,900
    Research and development                                                     76,041         88,015        65,331
    Amortization of intangible assets                                            16,158         19,412         9,042
    Restructuring costs (reversal of accrual)                                     4,242          2,367        (4,535)
                                                                           ------------   ------------   -----------
       Total operating expenses                                                 383,809        363,900       246,770
                                                                           ------------   ------------   -----------
Income from operations                                                          149,727        267,889       136,732
Other income (expense):
    Interest income                                                               8,090         21,249        13,986
    Interest expense                                                            (48,639)       (41,791)      (14,624)
    Other income, net                                                            60,321         49,637        15,243
                                                                           ------------   ------------   -----------
       Total other income                                                        19,772         29,095        14,605
                                                                           ------------   ------------   -----------
Income before income taxes and minority interest                                169,499        296,984       151,337
Provision for income taxes                                                       51,742         54,065        13,214
                                                                           ------------   ------------   -----------
Income before minority interest                                                 117,757        242,919       138,123
Minority interest                                                                   838            344          (608)
                                                                           ------------   ------------   -----------
Income before cumulative effect of accounting change                            118,595        243,263       137,515
Cumulative effect of accounting change, net of tax
    of $2,773 in 2000                                                             4,161             --        (6,471)
                                                                           ------------   ------------   -----------
Net income                                                                 $    122,756   $    243,263   $   131,044
                                                                           ============   ============   ===========

Basic earnings per common share:
    Continuing operations                                                  $      0.61    $       1.22   $      0.70
    Cumulative effect of accounting change                                        0.02              --         (0.03)
                                                                           -----------    -------------  -----------
    Net income                                                             $      0.63    $       1.22   $      0.67
                                                                           ===========    ============   ===========

Diluted earnings per common share:
    Continuing operations                                                  $      0.60    $       1.19   $      0.67
    Cumulative effect of accounting change                                        0.02              --         (0.03)
                                                                           -----------    ------------   -----------
    Net income                                                             $      0.62    $       1.19   $      0.64
                                                                           ===========    ============   ===========

Weighted average number of common shares outstanding:
    Basic                                                                       195,037        199,099       196,276
                                                                           ============   ============   ===========
    Diluted                                                                     197,378        204,639       204,058
                                                                           ============   ============   ===========



   THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL
                      PART OF THESE FINANCIAL STATEMENTS.

                        IVAX CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)

                                           COMMON STOCK                                          ACCUMULATED
                                       ---------------------  CAPITAL IN                           OTHER
                                       NUMBER OF              EXCESS OF      PUT     RETAINED   COMPREHENSIVE
                                        SHARES      AMOUNT    PAR VALUE    OPTIONS   EARNINGS   INCOME (LOSS)      TOTAL
                                       ---------  ----------  ---------   ---------  ---------  -------------   ----------
BALANCE, January 1, 2000                 152,235  $   15,224  $ 232,318   $      --  $  71,689   $  (26,860)    $  292,371
  Comprehensive income:
   Net income                                 --          --         --          --    131,044           --        131,044
   Translation adjustment                     --          --         --          --         --      (27,125)       (27,125)
   Unrealized net gain on
     available-for-sale equity
     securities, net of tax                   --          --         --          --         --            5              5
                                                                                                                ----------
      Comprehensive income                                                                                         103,924
  Exercise of stock options                3,586         358     34,726          --         --           --         35,084
  Tax benefit of option exercises             --          --     25,469          --         --           --         25,469
  Employee stock purchases                    24           2        515          --         --           --            517
  Repurchase and retirement of
   common stock                           (1,473)       (147)   (51,450)         --         --           --        (51,597)
  Convertible debt conversion              2,050         205     43,808          --         --           --         44,013
  Shares issued in acquisitions            2,415         242     86,680          --         --           --         86,922
  Premium received on put options             --          --     11,259          --         --           --         11,259
  Put options issued - temporary
   equity                                     --          --    (64,315)         --         --           --        (64,315)
  Pre-acquisition earnings of
   acquired company                           --          --         --          --        473           --            473
  Effect of 5-for-4 stock split           39,709       3,971     (3,971)         --         --           --             --
                                      ----------  ---------- ----------  ---------- ----------   ----------     ----------
BALANCE, December 31, 2000               198,546      19,855    315,039          --    203,206      (53,980)       484,120
  Comprehensive income:
   Net income                                 --          --         --          --    243,263           --        243,263
   Translation adjustment                     --          --         --          --         --      (57,613)       (57,613)
   Unrealized net gain on
     available-for-sale equity
     securities and derivatives,
     net of tax                               --          --         --          --         --        1,081          1,081
                                                                                                                ----------
      Comprehensive income                                                                                         186,731
  Exercise of stock options                1,531         153     13,870          --         --           --         14,023
  Tax benefit of option exercises             --          --     18,001          --         --           --         18,001
  Employee stock purchases                    38           4        823          --         --           --            827
  Repurchase and retirement of
   common stock                           (6,779)       (678)  (146,634)     (7,785)        --           --       (155,097)
  Shares issued in acquisitions            2,873         287     79,963          --         --           --         80,250
  Reclassification of put options
   from temporary equity                      --          --         --      84,503         --           --         84,503
  Put options issued - net of
   premium received                           --          --    (74,202)     79,025         --           --          4,823
  Expired put options                         --          --     80,608     (80,608)        --           --             --
  Shares issued to settle put options        314          31     40,454     (40,485)        --           --             --
  Value of stock options issued to
   non-employees                              --          --        173          --         --           --            173
                                      ----------  ---------- ----------  ---------- ----------   ----------     ----------
BALANCE, December 31, 2001               196,523      19,652    328,095      34,650    446,469     (110,512)       718,354
                                     ===========  ========== ==========  ========== ==========   ==========     ==========





                                   (Continued)

                        IVAX CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)
                                 (Continuation)

                                           COMMON STOCK                                          ACCUMULATED
                                       ---------------------  CAPITAL IN                           OTHER
                                       NUMBER OF              EXCESS OF      PUT     RETAINED   COMPREHENSIVE
                                        SHARES      AMOUNT    PAR VALUE    OPTIONS   EARNINGS   INCOME (LOSS)      TOTAL
                                       ---------  ----------  ---------   ---------  ---------  -------------   ----------

BALANCE, December 31, 2001               196,523      19,652    328,095      34,650    446,469      (110,512)      718,354
  Comprehensive income:
   Net income                                 --          --         --          --    122,756            --       122,756
   Translation adjustment                     --          --         --          --         --      (104,816)     (104,816)
   Unrealized net gain on
     available-for-sale equity
     securities and derivatives,
     net of tax                               --          --         --          --         --           162           162
                                                                                                                ----------
      Comprehensive income                                                                                          18,102
  Exercise of stock options                  681          68      5,188          --         --            --         5,256
  Tax benefit of option exercises             --          --      1,467          --         --            --         1,467
  Employee stock purchases                    79           8        920          --         --            --           928
  Repurchase and retirement of
   common stock                           (3,882)       (388)   (46,315)    (12,725)        --            --       (59,428)
  Shares issued to settle put options        971          97     21,828     (21,925)        --            --            --
  Value of stock options issued to
   non-employees                              --          --        184          --         --            --           184
                                      ----------  ---------- ----------  ---------- ----------    ----------    ----------
BALANCE, December 31, 2002               194,372  $   19,437 $  311,367  $       -- $  569,225    $ (215,166)   $  684,863
                                      ==========  ========== ==========  ========== ==========    ==========    ==========




   THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL
                      PART OF THESE FINANCIAL STATEMENTS.

                        IVAX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                 YEAR ENDED DECEMBER 31,
                                                                            -----------------------------------
                                                                               2002          2001          2000
                                                                            ----------    ----------    -------
Cash flows from operating activities:
    Net income                                                              $  122,756    $  243,263    $  131,044
    Adjustments to reconcile net income to net cash
       flows from operating activities:
       Restructuring accrual (reversal)                                          4,242         2,367        (4,535)
       Depreciation and amortization                                            59,877        52,158        32,948
       Deferred tax benefit                                                     (8,110)      (43,645)      (29,084)
       Tax effect of stock option exercises                                      1,467        18,001        25,469
       Value of stock options issued to non-employees                              184           173            --
       Provision for doubtful accounts                                           4,239         1,143          (132)
       Provision for inventory obsolescence                                     15,446        25,397        12,801
       Interest accretion on notes payable                                       1,935            --            --
       Minority interest in earnings                                              (838)         (344)          608
       Equity in earnings of unconsolidated affiliates                            (877)       (1,070)         (849)
       Gain on sale of marketable securities                                        (4)       (3,807)           --
       Gain on sale of product rights                                          (35,150)      (13,792)       (7,175)
       (Gains) losses on sale of assets, net                                     2,930       (12,328)         (310)
       (Gains) losses on extinguishment of debt                                (17,346)      (11,302)        2,254
       Cumulative effect of a change in accounting principle                    (4,161)           --         6,471
       Changes in operating assets and liabilities:
          Accounts receivable                                                   12,493       (37,643)      (45,111)
          Inventories                                                          (68,591)      (45,920)      (44,254)
          Other current assets                                                    (293)      (34,680)        1,143
          Other assets                                                           5,800         3,059        (5,306)
          Accounts payable, accrued expenses and other
              current liabilities                                               48,318        62,547         6,941
          Other long-term liabilities                                            6,821        (4,540)       (2,242)
                                                                            ----------    ----------    ----------
          Net cash flows from operating activities                             151,138       199,037        80,681
                                                                            ----------    ----------    ----------

Cash flows from investing activities:
    Proceeds from sale of product rights                                        35,150        13,792         7,175
    Capital expenditures                                                       (98,670)      (73,484)      (49,955)
    Proceeds from sales of assets                                                1,602        41,668         1,350
    Acquisitions of patents, trademarks, licenses and other
       intangibles                                                             (38,274)     (133,864)       (1,537)
    Acquisitions of businesses, net of cash acquired                             3,629      (466,153)      (11,497)
    Investment in affiliates                                                    (3,677)      (14,052)       (5,137)
    Purchases of marketable securities                                        (445,864)     (378,176)      (82,734)
    Proceeds from sales of marketable securities                               574,429       304,955         6,000
                                                                            ----------    ----------    ----------
       Net cash flows from investing activities                                 28,325      (705,314)     (136,335)
                                                                            ----------    ----------    ----------

Cash flows from financing activities:
    Borrowings on long-term debt and loans payable                              12,745       723,818       254,048
    Payments on long-term debt and loans payable                              (138,812)      (95,533)      (53,495)
    Exercise of stock options and employee stock purchases                       6,184        14,850        35,601
    Repurchase of common stock, net of put option premium                      (59,428)     (150,274)      (40,338)
                                                                            ----------    ----------    ----------
       Net cash flows from financing activities                               (179,311)      492,861       195,816
                                                                            ----------    ----------    ----------

Effect of exchange rate changes on cash and cash equivalents                   (23,008)       16,886        (6,776)
                                                                            ----------    ----------    ----------
Net increase (decrease) in cash and cash equivalents                           (22,856)        3,470       133,386
Cash and cash equivalents at the beginning of the year                         178,264       174,794        41,408
                                                                            ----------    ----------    ----------
Cash and cash equivalents at the end of the year                            $  155,408    $  178,264    $  174,794
                                                                            ==========    ==========    ==========

                                   (Continued)

                        IVAX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                 (Continuation)

                                                                                     YEAR ENDED DECEMBER 31,
                                                                            --------------------------------------
                                                                               2002          2001          2000
                                                                            ----------    ----------    ----------
Supplemental disclosures:
    Interest paid, net of capitalized interest                              $   44,671    $   12,563    $   10,311
                                                                            ==========    ==========    ==========
    Income tax payments                                                     $   46,585    $   50,890    $   20,355
                                                                            ==========    ==========    ==========

Supplemental schedule of non-cash investing and financing activities:

    Purchase of intangible assets through the issuance of debt              $   80,054     $      --     $       --
                                                                            ==========     =========     ==========

Information with respect to acquisitions which were accounted for under the purchase method of accounting is summarized as follows:

    Fair value of assets acquired                                                         $  238,862    $   24,712
    Liabilities assumed                                                                     (180,834)      (10,154)
                                                                                          ----------    ----------
                                                                                              58,028        14,558
    Reduction of minority interest                                                                --         9,832
                                                                                          ----------    ----------
    Net assets acquired                                                                       58,028        24,390
                                                                                          ----------    ----------

    Purchase price:
       Cash, net of cash acquired                                                            459,788        11,359
       Acquisition costs                                                                       6,365           138
       Fair market value of stock and options issued                                          79,750        86,922
                                                                                          ----------    ----------
       Total                                                                                 545,903        98,419
                                                                                          ----------    ----------

    Goodwill                                                                              $  487,875    $   74,029
                                                                                          ==========    ==========


   THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL
                      PART OF THESE FINANCIAL STATEMENTS.

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of IVAX Corporation and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in affiliates representing 20% to 50% ownership interests are recorded under the equity method of accounting. Investments in affiliates representing less than 20% ownership interests are recorded at cost. The minority interest held by third parties in majority owned subsidiaries is separately stated. For purposes of these financial statements, North America includes the United States and Canada. Mexico is included within Latin America. Certain amounts presented in the accompanying consolidated financial statements for prior periods have been reclassified to conform to the current year presentation.

         USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. Management bases its estimates and judgments on historical experience and other assumptions that management believes are reasonable. Management does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below using different yet still reasonable estimates and judgments. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates. Management periodically evaluates estimates and assumptions used in the preparation of the financial statements and makes changes on a prospective basis when adjustments are necessary. Significant estimates include amounts for accounts receivable exposures, deferred tax asset allowances, inventory reserves, environmental reserves, litigation and sales returns and allowances, including chargebacks, rebates, returns and shelf-stock adjustments, and the useful lives of intangible assets.

         CASH AND CASH EQUIVALENTS - IVAX considers all investments with a maturity of three months or less as of the date of purchase to be cash equivalents.

         MARKETABLE SECURITIES - Short-term investments in marketable debt securities generally mature between three months and three years from date of purchase or are auction rate securities with final maturities longer than three years, but with interest rate auctions occurring every 28 or 35 days. These short-term marketable securities consist primarily of taxable municipal bonds, corporate bonds, government agency securities and commercial paper. It is IVAX' intent to maintain a liquid portfolio to take advantage of investment opportunities; therefore, most securities are deemed short-term, are classified as available for sale securities and are recorded at market value using the specific identification method. Unrealized gains and losses, net of tax, are reflected in "Accumulated other comprehensive loss" in the accompanying consolidated balance sheets. Realized gains and losses are included in "Other income" in the accompanying consolidated statement of operations using the specific identification method.

         At December 31, 2002 and 2001, IVAX held marketable securities, which it classified as short-term, available for sale. Based on quoted market prices, the securities are stated at fair value of $28,873 and $154,842, respectively. Net unrealized gains (losses) of $(29) and $796 at December 31, 2002 and 2001, respectively, are included in "Accumulated other comprehensive loss" in the accompanying consolidated balance sheets.

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

         Inventories consist of the following:

                                                                                                DECEMBER 31,
                                                                                         -------------------------
                                                                                            2002           2001
                                                                                         ----------     ----------

                  Raw materials                                                          $  117,485     $  110,443
                  Work-in-process                                                            50,678         34,820
                  Finished goods                                                            141,492        108,208
                                                                                         ----------     ----------
                     Total inventories                                                   $  309,655     $  253,471
                                                                                        ===========     ==========

         PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are carried at cost less accumulated depreciation and amortization and consist of the following:

                                                                                                DECEMBER 31,
                                                                                         --------------------------
                                                                                             2002           2001
                                                                                         ----------     -----------

                  Land                                                                  $     21,881    $    22,535
                  Buildings and improvements                                                 202,894        188,590
                  Machinery and equipment                                                    246,397        221,243
                  Furniture and computer equipment                                            78,576         63,822
                  Construction in process                                                     77,862         25,025
                                                                                        ------------    -----------
                     Total cost                                                              627,610        521,215
                  Less: Accumulated depreciation and amortization                            207,364        164,911
                                                                                        ------------    -----------
                     Property, plant and equipment, net                                 $    420,246    $   356,304
                                                                                        ============    ===========

         Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows: buildings and improvements (10
- 40 years), machinery and equipment (3 - 20 years) and furniture and computer equipment (2 - 10 years). Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or their estimated useful lives. Costs of major additions and improvements are capitalized and expenditures for maintenance and repairs that do not extend the life of the assets are expensed. Upon sale or disposition of property, plant and equipment, the cost and related accumulated depreciation or amortization are eliminated from the accounts and any resulting gain or loss is credited or charged to operations. Depreciation expense was $42,848, $32,062 and $23,906 during 2002, 2001 and 2000, respectively.

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

         CAPITALIZATION OF INTEREST - During 2002, IVAX capitalized $430 of interest costs on certain plant and product line projects. During 2001, IVAX capitalized $940 of interest costs on certain software development projects.

         INTANGIBLE ASSETS - Effective July 1, 2001, IVAX adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, relating to the amortization of goodwill. Goodwill of companies acquired prior to June 30, 2001, was amortized through December 31, 2001. Amortization of goodwill of companies acquired after June 30, 2001, was no longer allowed. Effective January 1, 2002, all goodwill amortization ceased and goodwill is evaluated for impairment annually.

         Intangible assets with definite lives are amortized and carried at cost less accumulated amortization. Intangible assets with indefinite lives are carried at cost and are not amortized. Intangible assets consist of the following:

                                                                               DECEMBER 31,
                                                         --------------------------------------------------------
                                                                    2002                           2001
                                                         --------------------------      ------------------------
                                                            GROSS                           GROSS
                                                          CARRYING    ACCUMULATED         CARRYING   ACCUMULATED
                                                           AMOUNT     AMORTIZATION         AMOUNT    AMORTIZATION
                                                         ----------   ------------       ----------  ------------
   Amortized intangible assets:
     Patents and related licenses                        $   71,716    $   40,989        $   73,031    $   40,766
     Trademarks                                             113,160         7,518           112,958         2,114
     Licenses and other intangibles                         132,457         7,205            22,768         4,352
                                                         ----------    ----------        ----------    ----------
       Total                                             $  317,333    $   55,712        $  208,757    $   47,232
                                                         ==========    ==========        ==========    ==========

   Unamortized intangible assets:
     Trademarks & product registrations                  $   21,677                      $   25,954
                                                         ==========                      ==========

         During 2002 and 2001, patents, trademarks, licenses and other intangible assets with finite lives were amortized using the straight-line method over their respective estimated lives (ranging from 1 - 20 years), while those with indefinite lives were not amortized. IVAX, on an annual basis by region, evaluates the recoverability of intangible assets and evaluates events or circumstances that have occurred that warrant revised estimates of useful lives or that indicate that an impairment exists. As of December 31, 2002 and

2001, the weighted average life of patents, trademarks, licenses and other intangibles was 13.0 and 16.4 years, respectively. Amortization expense was $17,029, $20,096 and $9,042 during 2002, 2001 and 2000, respectively.

         Estimated intangible assets amortization expense for the next five years is approximately $17,360 in 2003, $17,889 in 2004, $17,497 in 2005,
$16,116 in 2006, and $15,960 in 2007.

         On July 1, 2002, in connection with the termination of a license granted by IVAX to specified products in IVAX' proprietary dry powder inhaler device ("MDPI"), IVAX entered into an agreement to acquire the technical files, trademark and related rights invented or produced by the licensee in connection with the commercialization of products under the license. The total consideration due is 5,000 Pounds Sterling ($7,665 at the July 1, 2002, currency exchange rate). The preliminary allocation of the purchase price was recorded as other intangible assets and amortized over its estimated useful life of ten years pending receipt of final information regarding the values and lives of the intangible assets acquired. An additional payment of between 250 to 1,100 Pounds Sterling will be paid to the licensee upon the receipt of marketing approval and launch of a specified product using the acquired rights and data.

         On April 22, 2002, IVAX acquired an exclusive U.S. license to the patent rights to market QVAR(R) (beclomethasone dipropionate HFA), an aerosol inhaler prescribed to treat asthma. In addition, IVAX has an option to obtain ownership of the U.S. QVAR(R) trademark, as well as related patents and the New Drug Application in five years. 3M Drug Delivery Systems will manufacture the QVAR(R) product for IVAX under a long-term contract. The purchase price was allocated to the fair values of the assets acquired pursuant to an independent appraisal resulting in a value of $27,140 for the license agreement, which is being amortized over its five year life, and $67,141 for the option, which is not being amortized. If the option is exercised, the value of the option will be allocated to the underlying assets acquired by the exercise and appropriate lives determined. The total consideration due under the contract, including options and extensions, is $105,000, $21,000 of which was paid on the effective date, $22,000 is due on the first anniversary, $31,000 is due on the second anniversary, $26,000 is due on the third anniversary and $5,000 is due on the fifth anniversary upon exercise of the option. IVAX also acquired a non-exclusive worldwide license to certain 3M patents covering HFA formulations of various asthma drugs.

         On April 2, 2002, IVAX entered into an agreement to acquire the technical files and French marketing authorizations to substantially all of the products comprising the generic pharmaceutical business of Merck & Co., Inc.'s subsidiary in France. The total consideration due was 5,641 Euros ($4,917 at the March 31, 2002, currency exchange rate) one-half of which was paid upon signing and the remainder in four months. The purchase price was recorded as other intangible assets, which is being amortized over its estimated useful life of thirteen years. On July 19, 2002, the agreement was amended reducing the second payment to 2,565 Euros ($2,531 as of the August 2, 2002, payment date).

         On March 1, 2002, IVAX acquired from Syntex Pharmaceuticals International Ltd. the non-U.S. rights to pharmaceutical products containing flunisolide hemihydrate, sold under the trademarks Syntaris(TM), Nasalide(R), Rhinalar(TM), Locasyn(TM) and Lokilan(TM), for 10,156 Swiss francs ($5,986 at the February 28, 2002, currency exchange rate). The preliminary allocation of the purchase price resulted in $1,120 of trademarks, $1,150 of patents and related licenses and $3,716 of other intangibles. These intangible assets were amortized over an estimated thirteen year weighted average life. The allocation of purchase price and lives of the respective intangible assets are subject to change based on receipt of final information regarding the values and lives of the assets acquired.

         During 2001, IVAX acquired a license to the patent rights to develop and market talampanel for $10,000 and the worldwide rights to loteprednol for $500. Also during 2001, IVAX acquired the

Nasarel(R)/Nasalide(R) patents and tradename from Elan Corporation for $121,037. The fair values of the Nasarel(R) assets acquired comprised $106,037 in tradename, $3,600 patent, $11,400 for customer contracts with lives of 20 years,
4.6 years and 10 years, respectively. In addition, IVAX issued 17 shares of its common stock valued at $500 and paid cash of $793 to acquire a patent in 2001.

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

         FOREIGN CURRENCIES - IVAX' operations include subsidiaries which are located outside of the United States. Assets and liabilities as stated in local currencies are translated at the rate of exchange prevailing at the balance sheet date. The gains or losses that result from this process are shown in "Accumulated other comprehensive loss" in the accompanying consolidated balance sheets. Amounts in the statements of operations are translated at the average rates for the period. Foreign currency translation gains and losses arising from cash transactions are credited to or charged against current earnings. Laboratorios Elmor, S.A. ("Elmor") is located in Venezuela, which was considered a hyperinflationary economic environment through June 30, 2001. Prior to July 1, 2001, its local currency financial statements were remeasured into the U.S. dollar by translating monetary assets and liabilities at the current exchange rate, non-monetary assets and expenses related to non-monetary assets at the historical rates, and revenues and expenses at the average exchange rate in effect during the year. The resulting translation adjustment was included in the results of operations.

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

         IVAX does not speculate in the foreign exchange market. IVAX may, however, from time to time, manage exposures that arise in the normal course of business related to fluctuations in foreign currency rates by entering into foreign exchange forward contracts. IVAX enters into these contracts with counterparties that it believes to be creditworthy and does not enter into any leveraged derivative transactions. Gains and losses on these contracts are included in the consolidated statements of operations as they arise. Costs associated with entering into these contracts are amortized over the contracts' lives, which typically are less than one year. IVAX held foreign exchange forward contracts with notional principal amounts of $19,586 at December 31, 2002, which mature in January 2003 through August 2003, and $68,681 at December 31, 2001, which matured from January 2002 through July 2002.

         Prior to its acquisition by IVAX, Laboratorio Chile S.A. ("Lab Chile") engaged in a partial hedge of its then $63,000 U.S. dollar denominated loans against a possible devaluation of the Argentine peso, by entering into forward contracts in early 2001, to purchase $55,000 U.S. dollars at contract prices ranging from 1.0405 pesos to 1.0412 pesos with expiration dates in January 2002. If the contracts expired unexercised, a fee of $2,247 would have been paid. Due to the lack of liquidity in the currency forwards market in Argentina on July 5, 2001, (the date IVAX acquired Lab Chile), the most reliable indicator of fair value was the amortized amount of the original contract fee. Accordingly, these contracts were recorded as an asset and a liability at the original contract fee amount and the asset was amortized over the life of the contracts. Due to the devaluation of the Argentine peso and the Argentine government halting foreign exchange transactions from mid-December 2001 through approximately January 11, 2002, the contracts were valued at December 31, 2001, at the negotiated amounts at which the contracts were settled during January 2002 resulting in a pretax gain of $21,655 recorded at December 31, 2001, which was recorded in other income.

         In addition, IVAX has short-term balances that are denominated in foreign currencies. A portion of these balances are hedged, from time to time, using foreign exchange forward contracts, and gains and losses on these contracts are included in the consolidated statements of operations as they arise. For the years ended December 31, 2002, 2001 and 2000, IVAX recorded net foreign exchange transaction losses of $1,483, $9,856 and $2,297, respectively, which are included in "Other income, net" in the accompanying consolidated statements of operations. Approximately $2,327 and $19,014 of the currency losses during 2002 and 2001, respectively, related to bank and other liabilities denominated in currencies foreign to the Argentine operations.

         CONCENTRATION OF CREDIT RISK - IVAX sells a significant amount of United States brand equivalent pharmaceutical products to a relatively small number of retail drug chains and drug wholesalers, which represents an essential part of the distribution chain of pharmaceutical products in the United States. IVAX monitors the creditworthiness of its customers and reviews outstanding receivable balances for collectibility on a regular basis and records allowances for bad debts as necessary.

         IVAX follows an investment policy that limits investments in individual issuers, that meet certain minimum credit rating and size requirements, generally, to the lesser of $10,000 or 10% of program size.

         REVENUE RECOGNITION - Revenues and the related cost of sales are recognized at the time title to IVAX' products and the risks and rewards of ownership passes to customers. Net revenues are comprised of gross revenues less provisions for expected customer returns, inventory credits, discounts, promotional allowances, volume rebates, chargebacks, reimbursements relating to Medicaid and Medicare and other allowances. These sales provisions totaled $664,565, $433,653 and $215,433 in the years ended December 31, 2002, 2001 and
2000, respectively. The reserve balances related to these provisions included in "Accounts receivable, net of allowances for doubtful accounts" and "Accrued expenses and other current liabilities" in the accompanying consolidated balance sheets totaled $147,580 and $94,937, respectively, at December 31, 2002, and $115,752 and $88,955, respectively, at December 31, 2001.

         The custom in the U.S. pharmaceutical industry is generally to grant customers the right to return purchased goods. In the brand equivalent pharmaceutical industry, this custom has resulted in a practice of suppliers issuing inventory credits (also known as shelf-stock adjustments) to customers based on the customers' existing inventory following decreases in the market price of the related brand equivalent pharmaceutical product. Contractual agreements with many customers require that IVAX grant these customers inventory credit following a price decrease. In other cases, the determination to grant a credit to a customer following a price decrease is at the discretion of IVAX. These credits allow customers with established inventories to compete with those buying product at the current market price, and allow IVAX to maintain shelf space, market share and customer loyalty.

         Provisions for estimated returns, inventory credits and chargebacks, as well as other sales allowances, are established by IVAX concurrently with the recognition of revenue. The provisions are established in accordance with accounting principles generally accepted in the United States based upon consideration of a variety of factors, including actual return and inventory credit experience for products during the past several years by product type, the number and timing of regulatory approvals for the product by competitors of IVAX (both historical and projected), the market for the product, expected sell-through levels by IVAX' wholesaler customers to customers with contractual pricing arrangements with IVAX, estimated customer inventory levels by product and projected economic conditions. Actual product returns and inventory credits incurred are, however, dependent upon future events, including remaining shelf-life, price competition and the level of customer inventories at the time of any price decreases. IVAX continually monitors the factors that influence the pricing of its products and customer inventory levels and makes adjustments to these provisions when management believes that actual product returns, inventory credits and other allowances may differ from established reserves.

         Royalty and license fee income are recognized when obligations associated with earning the royalty or licensing fee have been satisfied and are included in "Net revenues" in the accompanying consolidated statements of operations. Net revenues in 2002, 2001 and 2000 included $745, $879 and $1,820, respectively, of royalties under license agreements. In accordance with Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 101, IVAX' accounting policy is to review each contract and, if appropriate, defer up-front payments, whether or not they are refundable, and recognize them in income over the obligation period. Where IVAX expends resources to achieve milestones, IVAX recognizes the milestone payments in income currently. The total amortization of up-front payments and current recognition of milestones is limited to nonrefundable provisions of the contract. Other revenues in 2002, 2001 and 2000 included $318, $879 and $1,725, respectively, of amortization of revenue deferred in accordance with SAB No. 101. Upon termination of a license agreement, during the third quarter of 2002, the remaining $5,981 of deferred revenue was recognized in income.

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

         INCOME TAXES - The provision for income taxes is based on the consolidated United States entities' and individual foreign companies' estimated tax rates for the applicable year. Deferred taxes are determined utilizing the asset and liability method based on the estimated future tax effects of differences between the financial accounting and tax basis of assets and liabilities under the applicable tax laws. Deferred income tax provisions and benefits are based on the changes in the deferred tax asset or tax liability from period to period (See Note 9, Income Taxes).

         EARNINGS PER COMMON SHARE - A reconciliation of the denominator of the basic and diluted earnings per share computation is as follows:

                                                                                     YEAR ENDED DECEMBER 31,
                                                                            --------------------------------------
                                                                               2002          2001          2000
                                                                            ----------    ----------    ----------
Basic weighted average number of shares outstanding                            195,037       199,099       196,276
Effect of dilutive securities - stock options and warrants                       2,341         5,540         7,782
                                                                            ----------    ----------    ----------
Diluted weighted average number of shares outstanding                          197,378       204,639       204,058
                                                                            ==========    ==========    ==========
Not included in the calculation of diluted earnings per share because their impact is antidilutive:
    Stock options outstanding                                                   13,669         2,784           206
    Convertible debt                                                            23,643        24,891         8,412
    Put options                                                                     --            --         3,050

         ACCUMULATED OTHER COMPREHENSIVE LOSS - Other comprehensive loss ("OCL") refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States are excluded from net income as these amounts are recorded directly as an adjustment to shareholders' equity. Accumulated other comprehensive loss is comprised of the cumulative effects of foreign currency translation and unrealized gains and losses on available for sale equity securities.

         STOCK-BASED COMPENSATION PLANS - As permissible under SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, IVAX accounts for all stock-based compensation arrangements using the intrinsic value method prescribed by Accounting Principles Board Opinion ("APB") No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, as interpreted by Financial Accounting Standards Board ("FASB") Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION, and discloses pro forma net earnings and earnings per share amounts as if the fair value method had been adopted. Accordingly, no compensation cost is recognized for stock option awards granted to employees at or above fair market value.

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

                                                                                  YEAR ENDED DECEMBER 31,
                                                                       ---------------------------------------------
                                                                            2002            2001            2000
                                                                       -------------    ------------   -------------
Net income as reported                                                 $     122,756   $     243,263   $     131,044
Deduct:  Total stock-based employee compensation
    expense determined under fair value based method
    for all awards, net of related tax effects                                18,921          20,024          15,421
                                                                       -------------   -------------   -------------
Pro forma net income                                                   $     103,835   $     223,239   $     115,623
Basic net income per share as reported                                          0.63            1.22            0.67
Pro forma basic net income per share                                            0.53            1.12            0.47
Diluted net income per share as reported                                        0.62            1.19            0.64
Pro forma diluted net income per share                                          0.53            1.09            0.45
Pro forma weighted average fair value of options granted               $        7.99   $       12.03   $        8.31
Expected life (years)                                                            5.3             5.6             5.4
Risk-free interest rate                                                    3.39-4.77%       3.85-5.16%     5.44-6.63%
Expected volatility                                                               27%             30%             25%
Dividend yield                                                                     0%              0%              0%

         As the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. In addition, valuations are based on highly subjective assumptions about the future, including stock price volatility and exercise patterns.

         CHANGES IN ACCOUNTING PRINCIPLE - SAB No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS, was adopted for up-front licensing fees during the fourth quarter of 2000, resulting in a cumulative change in accounting principle charge of $6,471, or $0.03 per share, net of tax benefit of $2,773, recorded as of the beginning of the first quarter of 2000. The offsetting impact was recorded in deferred revenue.

         RECENTLY ISSUED ACCOUNTING STANDARDS - Effective July 1, 2001, IVAX adopted SFAS No. 141, BUSINESS COMBINATIONS, which addresses the financial accounting and reporting for business combinations. It supersedes APB No. 16, BUSINESS COMBINATIONS, and SFAS No. 38, ACCOUNTING FOR PRE-ACQUISITION CONTINGENCIES OF PURCHASED ENTERPRISES. All business combinations under the scope of this statement must be accounted for using the purchase method of accounting. This statement applies to all business combinations initiated after June 30, 2001. On January 1, 2002, IVAX reversed $4,161 of negative goodwill recorded in the balance sheet as of December 31, 2001, through a cumulative effect of a change in accounting principle; thereby increasing net income by this amount for the 2002 first quarter and year.

         Effective January 1, 2002, IVAX adopted SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Intangible assets that have indefinite lives and goodwill are no longer amortized. This increased net income by approximately $1,750 per quarter, or $7,000 per year. The life of one product intangible asset with a net book value of $6,519 as of January 1, 2002, was extended based on a review of the expected remaining estimated useful life. Intangible assets with indefinite lives were tested for impairment resulting in the write-down of one intangible asset by $177. The initial test for impairment of goodwill as of January 1, 2002, was completed during the second quarter and no impairments were indicated. An independent valuation firm was used to perform the test.


                                                                                    YEAR ENDED DECEMBER 31,
                                                                             --------------------------------------
                                                                                2002           2001         2000
                                                                             ----------     ----------   ----------
Reported net income                                                          $  122,756     $  243,263   $  131,044
Addback:  Goodwill amortization                                                      --          5,209          559
Addback:  Workforce in place amortization                                            --            216           --
Adjust:  Product intangible amortization                                             --          3,611        3,611
                                                                             ----------     ----------   ----------
Adjusted net income                                                          $  122,756     $  252,299   $  135,214
                                                                             ==========     ==========   ==========

Basic earnings per common share:
    Reported net income                                                      $     0.63     $     1.22   $     0.67
    Goodwill amortization                                                            --           0.03           --
    Product intangible amortization                                                  --           0.02         0.02
                                                                             ----------     ----------   ----------
    Adjusted net income                                                      $     0.63     $     1.27   $     0.69
                                                                             ==========     ==========   ==========

Diluted earnings per common share:
    Reported net income                                                      $     0.62     $     1.19   $     0.64
    Goodwill amortization                                                            --           0.03           --
    Product intangible amortization                                                  --           0.02         0.02
                                                                             ----------     ----------   ----------
    Adjusted net income, diluted                                             $     0.62     $     1.24   $     0.66
                                                                             ==========     ==========   ==========

         The following table displays the changes in the carrying amounts of goodwill by geographic segment:

                                          NORTH                           LATIN         CORPORATE      CONSOLIDATED
                                         AMERICA         EUROPE          AMERICA         & OTHER         GOODWILL
                                       -----------     -----------    ------------    ------------      -----------
January 1, 2001                        $        --     $     8,600    $     45,725    $     33,451      $    87,776
Acquisitions                                 4,095          15,790         452,237          15,753          487,875
Amortization                                  (123)            311          (6,215)         (1,988)          (8,015)
Foreign exchange and other                      --            (501)        (64,590)           (468)         (65,559)
                                       -----------     -----------     -----------     -----------      -----------
December 31, 2001                            3,972          24,200         427,157          46,748          502,077
Foreign exchange and other                      --           8,639        (104,020)            707          (94,674)
                                       -----------     -----------     -----------     -----------      -----------
December 31, 2002                      $     3,972     $    32,839    $    323,137    $     47,455      $   407,403
                                       ===========     ===========    ============    ============      ===========

        SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal operation of a long-lived asset, except for certain obligations of lessees. It requires that the fair value of an asset retirement obligation be recognized as a liability in the period in which it is incurred if a reasonable estimate can be made and that the associated retirement costs be capitalized as part of the carrying amount of the long-lived asset. It is effective for fiscal years beginning after June 15, 2002. The impact of adoption of this statement is not expected to be significant.

        SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, and certain provisions of APB No. 30, REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS, for the disposal of a segment of a business. It also amends Accounting Research Bulletin No. 51, CONSOLIDATED FINANCIAL STATEMENTS. It establishes a single accounting model for the accounting for a segment of a business accounted for as a discontinued operation that was not addressed by SFAS No. 121 and resolves other implementation issues related to SFAS No. 121. It is effective for fiscal periods beginning after December 15, 2001. The impact of adoption of this statement was not significant.

        During the second quarter of 2002, IVAX elected to early adopt SFAS No. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS. The impact of adoption was the reclassification into income from continuing operations of extraordinary losses from the early retirement of subordinated notes of $2,254 in 2000, an extraordinary gain of $7,120, net of taxes of $4,182, during the third quarter of 2001, an extraordinary gain of $3,413, net of taxes of $1,962, during the first quarter of 2002 and an extraordinary gain of $2,664, net of taxes of $1,531, during the second quarter of 2002.

        SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES, addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement nullifies EITF Issue No. 94-3, LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING). It requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred (rather than when the exit or disposal decision is made). It also establishes fair value as the objective for the initial measurement of the liability. It is effective for fiscal years beginning after December 31, 2002. Management believes the impact of adoption of this statement will not be significant.

        SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE, amends SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB No. 28, INTERIM FINANCIAL REPORTING, to require disclosure about those effects in interim financial information. It is effective for financial statements for fiscal years ending after December 15, 2002. We have not adopted the fair value based method of accounting for stock-based compensation.

         FASB Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES, an interpretation of Accounting Research Bulletin No. 51, CONSOLIDATED FINANCIAL STATEMENTS, addresses consolidation by business enterprises of variable interest entities. It is effective immediately for variable interest entities created or obtained after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities acquired before February 1, 2003. If it is reasonably possible that an entity will consolidate or disclose information about the variable interest entity, disclosure is required for all financial statements initially issued after January 31, 2003. As part of the acquisition of Lab Chile, IVAX acquired a note receivable secured by an option to acquire all of the outstanding shares of common stock of a company that owns 50.1% of a Latin American pharmacy chain, which had net revenues of approximately $36,000 in 2002. Management is currently reviewing whether this security interest will require consolidation of the pharmacy on adoption of FASB Interpretation No. 46, but the impact of such adoption is not expected to be material. IVAX' maximum exposure to loss is the recorded value of the receivable, which was $1,728 at December 31, 2002. IVAX does not have an obligation to fund losses of this entity.

         EITF Issue No. 00-25, VENDOR INCOME STATEMENT CHARACTERIZATION OF CONSIDERATION PAID TO A RESELLER OF THE VENDOR'S PRODUCTS, is effective for periods beginning after December 15, 2001. It states that consideration paid by a vendor to a reseller should be classified as a reduction of revenues in the income statement unless an identifiable benefit is or will be received from the reseller that is sufficiently separable from the purchase of the vendor's products and the vendor can reasonably estimate the fair value of the benefit. Restatement of prior period amounts was required. The impact of adoption was not significant.

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

         EITF Issue No. 01-09, ACCOUNTING FOR CONSIDERATION GIVEN TO A CUSTOMER OR A RESELLER OF VENDOR'S PRODUCTS, reconciles EITF Issue No. 00-14, Issue No. 3 of EITF Issue No. 00-22 and EITF Issue No. 00-25. It is effective for periods beginning after December 15, 2001. Reclassification of prior period amounts was required. The impact of adoption was not significant.

         EITF Issue No. 02-07, UNIT OF ACCOUNTING FOR TESTING IMPAIRMENT OF INDEFINITE-LIVED INTANGIBLE ASSETS, is effective upon the initial application of SFAS No. 142, or for entities that early applied SFAS No. 142 this issue is applicable for impairment testing of indefinite-lived intangibles assets performed after March 21, 2002. The impact of adoption was not significant.

         EITF Issue No. 02-13, DEFERRED INCOME TAX CONSIDERATIONS IN APPLYING THE GOODWILL IMPAIRMENT TEST IN FASB STATEMENT NO. 142, is applicable prospectively in performing goodwill impairment tests after September 12, 2002. The impact of adoption was not significant.

         EITF Issue No. 02-17, RECOGNITION OF CUSTOMER RELATIONSHIP INTANGIBLE ASSETS ACQUIRED IN A BUSINESS COMBINATION, is effective for purchase business combinations consummated after October 25, 2002. It states that when an entity recognizes a customer-related intangible asset in accordance with the recognition criteria in SFAS No. 141, the determination of the fair value of that intangible asset should consider all aspects of the relationship. The impact of adoption was not significant.

(3) MERGERS AND ACQUISITIONS:

         Acquisitions accounted for under APB No. 16, BUSINESS COMBINATIONS:

         On April 3, 2001, IVAX acquired the remaining 70% of Indiana Protein Technologies, Inc. ("Indiana Protein") that it did not already own. Indiana Protein was previously accounted for as an investment under the equity method of accounting. This additional interest was acquired for $4,122 in cash, net of cash acquired, and other costs of $10, of which $2,500 is held in escrow. The fair value of net assets acquired was $37 resulting in goodwill of $4,095 being recorded. The operating results of Indiana Protein are included in the consolidated financial statements subsequent to the April 3, 2001, acquisition date.

         On March 13, 2001, IVAX acquired IVAX Scandinavia A.B. (formerly known as "Netpharma Scandinavia AB"), a Swedish pharmaceutical company, for 624 shares of IVAX' common stock, valued at $18,365, other costs of $20 and received cash of $1,036 in excess of cash paid. During the fourth quarter of 2001, 35 shares valued at $1,285 were returned to IVAX based on violation of covenants, representing a reduction of purchase price and goodwill. In addition, additional shares of IVAX' common stock, valued at $2,052, will be issued contingent on achievement of earnout targets for each of the next two years. If the earnout targets are achieved, the number of additional shares issued will be based on the exchange rate in effect on the payment dates and the average price of IVAX' common stock just prior to April 30, 2003. In 2002, no additional shares of IVAX' common stock have been issued related to the purchase of IVAX Scandinavia A.B. The fair value of net assets acquired was $274, resulting in goodwill of $15,790 being recorded. The operating results of IVAX Scandinavia A.B. are included in the consolidated financial statements subsequent to the March 13, 2001, acquisition date.

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

         On February 9, 2001, IVAX acquired IVAX Pharmaceuticals Mexico, S.A. de C.V. ("IVAX Mexico," formerly known as "Laboratorios Fustery, S.A. de C.V."), a Mexican pharmaceutical company, by purchasing the outstanding securities of IVAX Mexico's parent, Maancirkel Holding B.V., a corporation organized under the laws of The Netherlands, from Morcob CVA, an entity organized under the laws of Belgium, pursuant to a stock purchase agreement entered into among the parties on October 11, 2000. The purchase price for Maancirkel was 1,656 shares of IVAX' common stock, valued at $60,979, and $57,210 in cash, net of cash acquired. In addition, IVAX paid $94 of other costs. During the second quarter of 2001, in accordance with the stock purchase agreement, IVAX made an additional cash payment of $16,309 in lieu of additional shares, representing contingent consideration based on the market value of IVAX' common stock. During the fourth quarter of 2001, IVAX received $1,376 in cash from the seller of IVAX Mexico, representing a reduction of the purchase price and goodwill. The fair value of net assets acquired was $27,081 resulting in goodwill of $89,826 being recorded. During the second quarter of 2002, IVAX received a refund of $6,417, based on resolution of the working capital and debt covenant adjustments as specified in the purchase agreement, which further reduced goodwill. The operating results of IVAX Mexico are included in the consolidated financial statements subsequent to the February 9, 2001, acquisition date.

Acquisitions accounted for under SFAS No. 141:

         During 2002, IVAX Pharmaceuticals s.r.o. (formerly known as "IVAX-CR a.s.," formerly known as "Galena, a.s."), IVAX' subsidiary in the Czech Republic, acquired the remaining outstanding shares owned by minority interest for $2,151 resulting in IVAX Pharmaceuticals s.r.o. becoming wholly owned. During 2001, IVAX Pharmaceuticals s.r.o. acquired one share of its own stock for $41. During 2000, IVAX, through its Netherlands subsidiary IVAX International B.V., purchased 238 additional shares of IVAX Pharmaceuticals s.r.o. The total cost of the shares acquired through open market transactions during 2000 was $8,190. The net book value underlying the shares purchased was $5,362 resulting in goodwill of $2,828. On September 1, 2000, IVAX Pharmaceuticals s.r.o. commenced a tender offer for 9.26% of outstanding shares, which it did not own. The tender offer was for a period of 60 days. During the second half of 2000, IVAX Pharmaceuticals s.r.o. acquired 78 shares of its own stock at a cost of $2,753 through the tender offer. The book value of shares repurchased was $4,470 resulting in negative goodwill of $1,717. Prior to these purchases, IVAX owned 86% of the outstanding shares of IVAX Pharmaceuticals s.r.o.

         On August 30, 2002, IVAX acquired for $6,000 in cash Glaxo Wellcome S.A. (subsequently renamed "IVAX Manufacturing Argentina S.A."), an Argentine manufacturing pharmaceutical company consisting primarily of a manufacturing facility, in order to consolidate manufacturing operations in Argentina. The operating results of this company are included in the consolidated financial statements subsequent to its acquisition date.

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

                  Current assets, excluding cash acquired                                $   74,050
                  Property, plant and equipment                                              39,588
                  Intangible assets                                                          27,371
                  Other assets                                                                2,851
                                                                                         ----------
                  Total assets                                                              143,860
                                                                                         ----------
                  Current liabilities                                                        52,499
                  Long-term debt                                                             66,077
                  Other liabilities                                                           1,733
                                                                                         ----------
                  Total liabilities                                                         120,309
                                                                                         ----------
                  Net assets acquired                                                    $   23,551
                                                                                         ==========

         Intangible assets included $571 of patents and $5,400 of other intangible assets that are subject to amortization with weighted average lives of 10.0 years and 12.8 years, respectively. Intangible assets also included $21,400 of trademarks that are not subject to amortization, as management has determined they have indefinite lives. The fair value of net assets acquired was $23,551, resulting in goodwill of $364,084. IVAX acquired Lab Chile to further its objective of expanding into growing markets. Certain of the factors contributing to the purchase price that resulted in goodwill were Lab Chile's 100-year history and name recognition, being the largest Chilean pharmaceutical company in revenue terms and among the major pharmaceutical companies in Argentina and Peru. The entire balance of goodwill is not deductible for tax purposes. The operating results of Lab Chile are included in the consolidated financial statements subsequent to the July 5, 2001, acquisition date.

         Pro forma information for the above acquisitions as if the purchases occurred on January 1 of each year are presented below.

PERIOD ENDED DECEMBER 31,                                                                     TWELVE MONTHS
                                                                                      -----------------------------
                                                                                               (UNAUDITED)
(In thousands)                                                                            2001             2000
                                                                                      ------------     ------------
Revenues                                                                              $  1,330,098     $  1,101,115
Income from continuing operations                                                          247,988          173,428
Net income                                                                                 255,108          164,703
Diluted weighted average shares                                                            205,006          206,914
Diluted net income per share                                                          $       1.24    $        0.80

         These unaudited pro forma results of operations are not necessarily indicative of results that might have been achieved if the acquisitions had actually occurred on January 1 of the periods presented.

(4) PARTIAL SALE OF IVAX DIAGNOSTICS, INC.:

         On March 14, 2001, IVAX' wholly owned subsidiary, IVAX Diagnostics, Inc. ("IVAX Diagnostics"), was merged with b2bstores.com, a non-operating company with approximately $22,285 of cash, resulting in IVAX owning approximately 70% of the newly merged public company. IVAX received 20,000 shares of b2bstores.com common stock in exchange for all of the outstanding shares of IVAX Diagnostics and b2bstores.com's name was changed to IVAX Diagnostics. For accounting purposes, this transaction is treated as a partial sale of IVAX Diagnostics in exchange for cash of b2bstores.com. IVAX elected income statement recognition as its accounting policy for sales of subsidiary stock and recorded a gain of $10,278, which is included in "Other income, net" in the consolidated statements of operations. Deferred taxes have not been recorded related to the gain as it represents an outside basis difference and IVAX expects it can recover its investment in IVAX Diagnostics tax-free. Also recorded was $1,041 of nondeductible compensation expense from outstanding options under the IVAX Diagnostics 1999 Stock Option Plan converting to a fair value plan as a result of the merger. IVAX Diagnostics is engaged in the development, manufacture and marketing of diagnostic test kits, reagents and instruments.

(5) SALE OF PRODUCT RIGHTS:

         Royalty and milestone payments from the 1997 sale of rights to Elmiron(R) and certain other urology products in the United States and Canada to ALZA Corporation amounted to $15,150, $13,792 and $7,175 in 2002, 2001 and 2000,
respectively, and are included in other income as additional gain on the sale of product rights. Royalties and milestone payments receivable from ALZA included in "Other current assets" in the accompanying consolidated balance sheets totaled $12,276, $11,070 and $5,524 at December 31, 2002, 2001 and 2000,
respectively. During the fourth quarter of 2002, IVAX received $20,000 in connection with certain amendments to the contract for the 1997 sale of Elmiron(R) with Ortho-McNeil Pharmaceutical, Inc. ("OMP"), a subsidiary of Johnson & Johnson, which acquired ALZA Corporation in 2002. As this payment was nonrefundable and IVAX has no further obligations under the agreement, this payment was recorded as additional consideration for the sale. IVAX will continue to receive payments from OMP over the next several years based upon sales of Elmiron(R) by OMP, with specified minimum royalty payments due for the period of 2003 through 2006. A portion of the up-front and milestone payments received and included in other income in prior years, $39,638 as of December 31, 2002, is refundable through December 31, 2003, and then ratably decreases through 2009, if IVAX' patent rights are found to be invalid and a brand equivalent of Elmiron(R) is introduced by another company. IVAX believes the probability of occurrence of these events is remote.

(6) INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES:

         IVAX has ownership interests of 50% or less in various unconsolidated affiliates. At December 31, 2002 and 2001, IVAX' non-marketable investments in these affiliates totaled $6,638 and $10,338, respectively, and are included in "Other assets" in the accompanying consolidated balance sheets. Undistributed earnings of these affiliates, as well as IVAX' equity in their earnings, were not significant in any of the periods presented in the accompanying consolidated financial statements.

(7) DEBT:

         Long-term debt consists of the following:

                                                                                                DECEMBER 31,
                                                                                         -------------------------
                                                                                            2002           2001
                                                                                         ----------     ----------
4.5% Convertible Senior Subordinated Notes due 2008.  Interest
    payable semi-annually.  Convertible at the option of the holders into
    14,013 shares of common stock at December 31, 2002 at a
    conversion rate of $40.05 per share.  4.9% effective interest rate.                  $  561,200     $  660,000
5.5% Convertible Senior Subordinated Notes due 2007.  Interest
    payable semi-annually.  Convertible at the option of the holders into
    8,412 shares of common stock at December 31, 2002, at a
    conversion rate of $29.72 per share. 5.9% effective interest rate.                      250,000        250,000
QVAR(R)long-term debt                                                                        75,086             --
International subsidiaries' debt, due from 2003 to 2010, at interest rates
    ranging from 3.5% to 7.9%                                                                14,670         55,268
Other                                                                                            --            417
                                                                                         ----------     ----------
Total long-term debt                                                                        900,956        965,685
Less:  Current portion of long-term debt                                                     28,617         52,199
                                                                                        -----------     ----------
Long-term debt, net of current portion                                                   $  872,339     $  913,486
                                                                                         ==========     ==========

         During January 2002, IVAX repaid $48,000 of U.S. denominated loans held by an Argentine subsidiary resulting in a pretax foreign exchange loss of $2,824.

         See Note 2, Recently Issued Accounting Standards, for a discussion of the classification of gains on extinguishment of debt. During 2002, IVAX repurchased $98,800 of 4.5% Convertible Senior Subordinated Notes due 2008 for $79,252, plus accrued interest of $1,257, and wrote off debt issuance costs of $2,202, resulting in a gain on extinguishment of debt of $17,346. During 2001, IVAX repurchased $65,000 of 4.5% Convertible Senior Subordinated Notes due 2008 for $52,070, plus accrued interest of $1,155, and wrote off debt issuance costs of $1,628, resulting in a gain on extinguishment of debt of $11,302.

         As described in Note 2, payments for the acquisition of QVAR(R) are due through the third anniversary of the effective date. The payments carried no stated interest rate and were discounted at a 3.7% rate resulting in $75,086 of additional long-term debt as of December 31, 2002, including accretion of interest, of which $22,000 is current. In addition, payments for the technical files, trademark and related rights to the MDPI are due through June 30, 2005. The payments carried no stated interest rate and were discounted at a 3.5% rate resulting in $7,359 of additional long-term debt as of December 31, 2002, including accretion of interest, of which $105 is current.

         During May 2001, IVAX sold $725,000 of its 4.5% Convertible Senior Subordinated Notes due 2008 pursuant to Rule 144A of the Securities Act. IVAX received net proceeds of approximately $705,742. The 4.5% Notes were initially issued in transactions exempt from registration under the Securities Act; however, as of November 2001, IVAX has registered the resale of the 4.5% Notes by certain note holders. The 4.5% Notes are convertible at any time prior to maturity, unless previously redeemed, into 24.96875 shares of IVAX' common stock per $1,000 of principal amount of the 4.5% Notes. This ratio results in a conversion price of approximately $40.05 per share. The 4.5% Notes are redeemable by IVAX on or after May 29, 2004. At December 31, 2002 and 2001, the unamortized debt issuance costs related to the 4.5% Notes was $11,390 and $15,888, respectively, which is being amortized on a straight line basis to interest expense over the life of the 4.5% Notes.

         During May 2000, IVAX consummated a private offering of $250,000 of its 5.5% Convertible Senior Subordinated Notes due 2007 pursuant to Rule 144A under the Securities Act of 1933 and received net proceeds of approximately $243,750. The 5.5% Notes were registered during the fourth quarter of 2000. The 5.5% Notes are convertible at any time prior to maturity, unless previously redeemed, into
33.6 shares of IVAX' common stock per $1,000 of principal amount of the 5.5% Notes. This ratio results in a conversion price of approximately $29.72 per share. The 5.5% Notes are redeemable by IVAX on or after May 29, 2003. At December 31, 2002 and 2001, the unamortized debt issuance costs related to the 5.5% Notes was $3,905 and $4,869, respectively, which is being amortized on a straight line basis to interest expense over the life of the 5.5% Notes.

         Certain of IVAX' international subsidiaries maintain relationships with foreign banks providing short-term lines of credit in the aggregate amount of approximately $22,000 and $28,000 at December 31, 2002 and 2001, respectively. Short-term borrowings totaled $14,935 and $13,249 at December 31, 2002 and 2001, respectively, and are included as "Loans payable" in the accompanying consolidated balance sheets.

         The estimated fair values of long-term notes and debt are as follows:

                                                                                                DECEMBER 31,
                                                                                          -------------------------
                                                                                              2002          2001
                                                                                          -----------   -----------

         4.5% Convertible Senior Subordinated Notes due 2008                              $   461,893   $   549,912
         5.5% Convertible Senior Subordinated Notes due 2007                                  224,173       250,250
         QVAR(R) long-term debt                                                                75,086            --
         Other                                                                                 14,671        55,685
                                                                                          -----------   -----------
         Total                                                                            $   775,823   $   855,847
                                                                                          ===========   ===========

         Fair value of the 4.5% and 5.5% Convertible Senior Subordinated Notes is based on available quoted market prices. Management believes that the carrying amounts of other debt approximate the fair value.

         The stated future maturities of all long-term debt for the next five years and thereafter are approximately $28,617, $33,286, $24,085, $1,420, $250,098 and $563,450, respectively.

(8) RESTRUCTURING COSTS:

         During 2002, IVAX incurred $4,242 of restructuring costs, which were substantially paid out during the second quarter, at two subsidiaries, consisting primarily of employee termination benefits.

         During 2001, IVAX incurred $2,024 of restructuring costs, primarily severance, related to the integration of IVAX' Argentine operations with the Argentine operations of Lab Chile, which were expensed when paid. In addition, IVAX recorded $887 of accruals for restructuring the operations of Lab Chile, which are included in non-cash activity in 2001 in the table below.

         The components of the restructuring costs, spending and other activity, as well as the remaining restructuring reserve balances at December 31, 2002, 2001 and 2000 are shown in the table below. These restructuring costs are shown as "Restructuring costs (reversal of accrual)" in the accompanying consolidated statements of operations. The restructuring reserve balances are included in "Accrued expenses and other current liabilities" in the accompanying consolidated balance sheets.

                                                                          EMPLOYEE
                                                                         TERMINATION        PLANT
                                                                          BENEFITS        CLOSURES         TOTAL
                                                                       -------------    ------------    -----------
Balance at January 1, 2000                                             $      1,560     $      4,423    $     5,983
Reversals of restructuring costs charged in prior years                        (628)          (3,907)        (4,535)
Cash payments during 2000                                                      (795)            (422)        (1,217)
Non-cash activity                                                               (27)             525            498
                                                                       ------------     ------------    -----------
Balance at December 31, 2000                                                    110              619            729
Accrual of (reversals of prior years) restructuring costs                     2,395              (28)         2,367
Cash payments during 2001                                                    (2,756)            (344)        (3,100)
Non-cash activity                                                               718              143            861
                                                                       ------------     ------------    -----------
Balance at December 31, 2001                                                    467              390            857
Accrual of (reversals of prior years) restructuring costs                     4,398             (156)         4,242
Cash payments during 2002                                                    (4,291)            (241)        (4,532)
Non-cash activity                                                                84                7             91
                                                                       ------------     ------------    -----------
Balance at December 31, 2002                                           $        658     $         --    $       658
                                                                       ============     ============    ===========

(9) INCOME TAXES:

         The provision for income taxes on continuing operations before minority interest consists of the following:

                                                                                     YEAR ENDED DECEMBER 31,
                                                                            ---------------------------------------
                                                                               2002          2001          2000
                                                                            -----------   -----------   -----------
         Current:
             U.S. Federal                                                   $    34,635   $    75,547   $    25,111
             State                                                                2,267         4,520           966
             Puerto Rico and the U.S. Virgin Islands                                854           860           999
             Foreign                                                             22,096        16,783        15,222
         Deferred                                                                (8,110)      (43,645)      (29,084)
                                                                            -----------   -----------   -----------
         Total                                                              $    51,742   $    54,065   $    13,214
                                                                            ===========   ===========   ===========

         The components of income from continuing operations before income taxes and minority interest are as follows:

                                                                                    YEAR ENDED DECEMBER 31,
                                                                            ---------------------------------------
                                                                                2002          2001          2000
                                                                            -----------   -----------   -----------
         United States                                                      $    83,539   $   209,443   $   110,402
         Puerto Rico and the U.S. Virgin Islands                                 11,693        17,928         4,451
         Foreign                                                                 74,267        69,613        36,484
                                                                            -----------   -----------   -----------
         Total                                                              $   169,499   $   296,984   $   151,337
                                                                            ===========   ===========   ===========

         A reconciliation of the difference between the expected provision for income taxes using the statutory U.S. Federal tax rate and IVAX' actual provision is as follows:

                                                                                     YEAR ENDED DECEMBER 31,
                                                                            ---------------------------------------
                                                                               2002           2001          2000
                                                                            -----------   -----------   -----------

         Tax using statutory U.S. Federal tax rate at 35%                   $    59,324   $   104,171   $    53,757
         Effect of state income taxes                                             1,474         2,938            59
         Write-down of non-deductible cost in excess of
             net assets of acquired companies                                        --            18            66
         Utilization of previously reserved net
             operating loss and tax credit carryforwards                             --       (29,590)      (29,326)
         Tax effect of intercompany income eliminated on books                       --         7,600        17,500
         Reduction of valuation allowance on deferred
             tax assets                                                          (3,565)      (11,216)      (31,113)
         Foreign tax rate differential                                          (10,131)      (20,253)       (8,374)
         Effect of Puerto Rico taxes and tollgate                                   854           860           999
         Puerto Rico and U.S. possessions tax incentives                         (3,881)       (6,275)       (1,558)
         Foreign operating losses not benefited                                   5,615        13,984        11,290
         Tax claims and other matters                                                --        (6,333)       (3,180)
         Other                                                                    2,052        (1,839)        3,094
                                                                            -----------   -----------   -----------
         Total                                                              $    51,742   $    54,065   $    13,214
                                                                            ===========   ===========   ===========

         In 2002, the effective tax rate was less than the statutory rate due primarily to low tax rates applicable to our Puerto Rico and Waterford, Ireland manufacturing operations and our Swiss and Chile operations. The domestic current provision was favorably impacted by $29,590 and $29,326 during 2001 and 2000, respectively, from utilization of previously reserved net operating loss ("NOL") and tax credit carryforwards. In 2001 and 2000, the effective tax rate was lower in each of these years than the U.S. statutory income tax rate, principally due to net operating loss and tax credit carryforwards and tax incentives in certain jurisdictions where our manufacturing facilities are located. The 2001 domestic current provision was also favorably impacted by the non-taxable gain on the partial sale of IVAX Diagnostics. All of the reductions in 2000 were used against continuing operations. The current tax provision for 2000 recognized by foreign operations was favorably impacted by $3,180 as a result of the resolution of an Inland Revenue audit in the United Kingdom closing tax years 1992 through 1997. Payment of the current tax provision for the year ended December 31, 2002, for domestic and foreign operations will be reduced by $1,411 and $421, respectively, representing the incremental impact of compensation expense deductions associated with non-qualified stock option exercises during 2002. Payment of the current tax provision for the year ended December 31, 2001, for domestic and foreign operations was reduced by $8,040 and $2,571, respectively, representing the incremental impact of compensation expense deductions associated with non-qualified stock option exercises during 2001. In addition, during 2001 IVAX recorded $7,390 of tax effect of prior years' stock option exercises. These amounts were credited to "Capital in excess of par value." During 2001 and 2000, IVAX recognized

$20,000 and $45,000, respectively, U.S. taxable income on the intercompany assignment of a contract. For financial reporting purposes these transactions were eliminated in consolidation.

         During 2002, 2001 and 2000, $3,565, $11,216 and $31,113, respectively, of the valuation allowances previously recorded against the domestic net deferred tax asset were reversed due to management's expectation of increased domestic taxable income in the coming year. As of December 31, 2002 and 2001, the domestic net deferred tax asset was $108,654 and $97,619, respectively, and the aggregate net deferred tax asset in foreign countries was $7,508 and $7,934, respectively. As of December 2002 and 2001, the domestic deferred tax asset was approximately 0% and 4% reserved, respectively. Realization of the net deferred tax assets is dependent upon generating sufficient future domestic and foreign taxable income. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized.

         Deferred taxes arise due to temporary differences in reporting of certain income and expense items for book purposes and income tax purposes. A detail of the significant components of deferred tax assets (liabilities) in the accompanying consolidated balance sheets is as follows:

                                                                                                 DECEMBER 31,
                                                                                           -----------------------
                                                                                              2002          2001
                                                                                           ---------     ---------

         Accounts receivable allowances                                                    $  77,755     $  70,100
         Reserves and accruals                                                                16,969        16,139
         Differences in capitalization of inventory costs                                        406           158
         Other                                                                                 4,809         3,847
                                                                                           ---------     ---------
              Amount included in "Other current assets"                                       99,939        90,244
                                                                                           ---------     ---------

         Basis differences on fixed assets                                                       513         3,402
         Depreciation differences on fixed assets                                             (3,055)        3,457
         Recognition of revenue                                                                  146          (643)
         Carrying value of long-term assets                                                    1,978         4,703
         Other                                                                                10,564            --
         Tax credits                                                                           1,600         4,326
         Net operating losses                                                                  5,850         6,909
         Valuation allowance                                                                      --        (4,000)
                                                                                           ---------     ---------
              Amount included in "Other assets"                                               17,596        18,154
                                                                                           ---------     ---------

         Other, amount included in "Accrued expenses and other current
               liabilities"                                                                   (6,732)         (514)
                                                                                           ---------     ---------

         Other, amount included in "Other long-term liabilities"                             (17,374)      (31,035)
                                                                                           ---------     ---------
              Net deferred tax asset                                                       $  93,429     $  76,849
                                                                                           =========     =========

         United States income taxes have not been provided on undistributed earnings of foreign subsidiaries, as such earnings are being retained indefinitely by such subsidiaries for reinvestment. The distribution of these earnings would first reduce the domestic valuation allowance before resulting in additional United States income taxes. The cumulative amount of such undistributed earnings is approximately $233,258 as of December 31, 2002. Any U.S. tax amounts due would be reduced by allowable foreign tax credits.

         Income from IVAX Pharmaceuticals' Puerto Rico manufacturing operations is subject to certain tax exemptions under the terms of a grant from the Puerto Rican government, which will expire on January 1, 2021. The grant reduced tax expense by approximately $3,515, $4,499 and $721 for the years ended December

31, 2002, 2001 and 2000, respectively. Under the terms of the grant, IVAX Pharmaceuticals is required to maintain certain employment levels.

         IVAX has historically received a United States tax credit under Section 936 of the Internal Revenue Code for certain income generated by its Puerto Rico and Virgin Islands operations. For 2002, 2001 and 2000, this credit was approximately $3,881, $6,275 and $1,558, respectively, and completely offset the entire United States tax liability of such operations. In 1996, Congress repealed the Section 936 tax credit and it will be phased out over four years beginning in 2002. Under the current tax law, no tax credit will be available after December 31, 2005.

         At December 31, 2002, IVAX had a limited U.S. NOL carryforward which can be used only at an annual rate of $3,028 and foreign NOL carryforwards which are comprised of:

                      EXPIRE                       U.S.         FOREIGN
                      ------                    ----------    ----------

                       2003                     $       --    $       --
                       2004                             --           400
                       2005                             --         3,800
                       2006                          9,084         5,700
                       2007                          2,733        44,700
                       2008                          4,896         9,100
                       2009                             --         5,700
                       2012                             --         8,700
                    Indefinite                          --        19,300
                                                ----------    ----------
                       Total                    $   16,713    $   97,400
                                                ==========    ==========

         Minority interest included in the accompanying consolidated statements of operations is net of a provision for income taxes of $37, $(67) and $(199) for the years ended December 31, 2002, 2001 and 2000, respectively.

(10) RETIREMENT PLANS:

         401(K) PLANS - IVAX' employees within the United States and the Virgin Islands are eligible to participate in a 401(k) retirement plan and Puerto Rico employees are eligible to participate in a 165(e) plan, which permit pre-tax employee payroll contributions (subject to certain limitations) and discretionary employer matching contributions. Total matching contributions for the years ended December 31, 2002, 2001 and 2000 were $1,454, $1,275 and $1,092, respectively.

         PENSION PLANS - IVAX' employees within Ireland are eligible to participate in a defined benefit pension plan. The plan requires employees to share in the costs. At December 31, 2002, approximately 560 employees were covered by this plan and 78 former members have retained entitlements to deferred benefit from the plan.

         Actuarial assumptions for the plan include: (a) 7.0% for the expected long-term rate of return on plan assets, (b) 5.5% for 2002 and 6.0% for 2001 for the discount rate calculating the projected benefit obligation and (c) 4.0% for the rate of average future increases in compensation levels.

         Net pension expenses, representing IVAX' contributions to the plan, were $994, $936, and $864, for the twelve months ended December 31, 2002, 2001 and 2000, respectively.

         A reconciliation of the projected benefit obligation for the pension plan to the recorded prepaid pension expense is as follows:

                                                                                                 DECEMBER 31,
                                                                                           -----------------------
                                                                                              2002          2001
                                                                                           ---------     ---------

         Projected benefit obligation for service rendered to date                         $ (14,315)    $  (8,416)
         Plan assets at fair value, primarily mutual funds                                     8,262         7,206
                                                                                           ---------     ---------
             Projected benefit obligation in excess of plan assets                            (6,053)       (1,210)
         Unrecognized net obligation                                                           6,053         1,210
                                                                                           ---------     ---------
             Prepaid pension expense                                                       $      --     $      --
                                                                                           =========     =========

         The accumulated benefit obligation was $6,494, of which $5,569 was vested, and $3,664, of which $3,127 was vested, at December 31, 2002 and 2001, respectively.

         IVAX sponsored a defined benefit pension plan for employees within the United Kingdom, which was closed in 1998 and IVAX ceased contributions to the plan. IVAX has initiated the process of terminating the pension plan. As a result of closing the plan, the accumulated benefit obligation, all of which was vested, equals the projected benefit obligation.

         Actuarial assumptions for the plan include: (a) 5.4% for the expected long-term rate of return on plan assets, (b) 5.4% for the discount rate calculating the projected benefit obligation and (c) 2.4% for the rate of average future increases in compensation levels.

         Net pension expenses were $0 for each of the three years in the period ended December 31, 2002.

         A reconciliation of the projected benefit obligation for the pension plan to the recorded prepaid pension expense as of December 31, 2002, is as follows:



       Projected benefit obligation for service rendered to date            $ (16,008)
       Plan assets at fair value, primarily mutual funds                       13,651
                                                                            ---------
             Projected benefit obligation in excess of plan assets             (2,357)
       Unrecognized net obligation                                              2,357
                                                                            ---------
             Prepaid pension expense                                        $      --
                                                                            =========

(11) SHAREHOLDERS' EQUITY:

         AUTHORIZED SHARES - At the June 15, 2000, Annual Meeting of Shareholders, IVAX' shareholders approved an increase in the number of authorized shares of common stock from 250,000 to 350,000. As a result of the 5-for-4 stock split that was approved by the Board of Directors on April 20, 2001, authorized shares increased from 350,000 to 437,500.

         STOCK SPLITS - On April 20, 2001, IVAX' Board of Directors approved a 5-for-4 stock split effective May 18, 2001, in the form of a stock dividend for shareholders of record on May 1, 2001. "Common stock" was increased and "Capital in excess of par value" was decreased by $3,971 in 2000 to reflect the stock split. On January 14, 2000, IVAX' Board of Directors approved a 3-for-2 stock split effective February 22, 2000, in the form of a stock dividend for shareholders of record February 1, 2000. To reflect the split, "Common stock" was increased and "Capital in excess of par value" was decreased by $5,075 in 1999. All weighted average shares, outstanding shares, per share earnings and price and stock plan data contained in the accompanying consolidated financial statements have been retroactively adjusted to reflect the stock splits.

         EQUITY COMPENSATION PLAN INFORMATION - The following table summarizes information about equity compensation plans (number of shares in thousands):

                                                     (A)                      (B)                     (C)
                                                                                              NUMBER OF SECURITIES
                                                                                            REMAINING AVAILABLE FOR
                                                                                             FUTURE ISSUANCE UNDER
                                           NUMBER OF SECURITIES TO     WEIGHTED-AVERAGE       EQUITY COMPENSATION
                                           BE ISSUED UPON EXERCISE     EXERCISE PRICE OF        PLANS (EXCLUDING
                                           OF OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,     SECURITIES REFLECTED
PLAN CATEGORY                                 WARRANTS AND RIGHTS      WARRANTS AND RIGHTS       IN COLUMN (A))
                                           -----------------------   ---------------------  -----------------------
Equity compensation plan
    approved by security holders:
    1994 Plan                                         9,147                  $ 16.10                    1,449
Equity compensation plans not
    approved by security holders:
    1997 Plan                                         9,855                    18.63                    3,584
    1985 Plan                                            38                     9.00                       --
                                                   --------                                          --------
Total                                                19,040                  $ 17.40                    5,033
                                                   ========                                          ========

         IVAX administers and has stock options outstanding under IVAX' 1997 Employee Stock Option Plan ("1997 Plan"), IVAX' 1994 Stock Option Plan ("1994 Plan") and IVAX' 1985 Stock Option Plan ("1985 Plan"). The options outstanding under the plans assumed in the business acquisitions were converted into options to acquire IVAX' common stock using the applicable exchange ratios. No additional stock options may be issued under the 1985 Plan. On November 15, 2002, IVAX' Board of Directors approved an increase to 17,000 shares of IVAX' common stock that may be issued under the 1997 Plan. The 1994 Plan permits the issuance of options to employees, non-employee directors and consultants to purchase up to 13,125 shares of IVAX' common stock. Both plans provide that the exercise price of the issued options shall be no less than the fair market value of the common stock on the date of grant and that the option terms shall not exceed ten years.

         The following table presents additional information concerning the activity in the stock option plans (number of shares in thousands):

                                             2002                       2001                         2000
                                   ------------------------    ------------------------    ------------------------
                                                  WEIGHTED                    WEIGHTED                    WEIGHTED
                                     NUMBER        AVERAGE       NUMBER        AVERAGE       NUMBER        AVERAGE
                                       OF         EXERCISE         OF         EXERCISE         OF         EXERCISE
                                     SHARES         PRICE        SHARES         PRICE        SHARES         PRICE
                                    ---------    ----------    ----------    ----------    ----------    ----------
Balance at beginning of year           16,756    $    16.98        13,685    $    11.88        12,240    $     7.31
    Granted                             3,874         17.78         5,097         27.97         6,634         17.63
    Exercised                            (681)         7.72        (1,531)         9.18        (4,483)         7.83
    Terminated/exchanged                 (909)        20.65          (495)        13.20          (706)        10.68
                                   ----------                  ----------                  ----------
Balance at end of year                 19,040         17.40        16,756         16.98        13,685         11.88
                                   ==========                  ==========                  ==========

Exercisable at December 31,             8,771    $    13.07        5,804     $     9.60         4,593    $     7.55

         The following table summarizes information about fixed stock options outstanding at December 31, 2002 (number of shares in thousands):

                                              OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                               --------------------------------------------------    ------------------------------
                                  NUMBER      WEIGHTED AVERAGE        WEIGHTED         NUMBER           WEIGHTED
       RANGE OF                 OUTSTANDING       REMAINING            AVERAGE       EXERCISABLE         AVERAGE
    EXERCISE PRICES             AT 12/31/02   CONTRACTUAL LIFE     EXERCISE PRICE    AT 12/31/02     EXERCISE PRICE
  ------------------           --------------------------------    --------------   ---------------- --------------
  $  0.00 -  $  3.94                    103          2.0              $  3.63                103        $  3.63
  $  3.95 -  $  7.88                  3,970          2.7                 5.13              3,879           5.08
  $  7.89 -  $ 11.82                    426          4.8                10.06                234           9.37
  $ 11.83 -  $ 15.76                  4,456          5.4                14.30              2,141          14.48
  $ 15.77 -  $ 19.70                  4,462          6.5                18.97                714          18.43
  $ 19.71 -  $ 23.64                    267          3.6                21.72                149          21.70
  $ 23.65 -  $ 27.58                  2,277          5.1                26.08                557          26.03
  $ 27.59 -  $ 31.52                  2,521          7.5                28.80                723          28.77
  $ 31.53 -  $ 35.46                    330          4.4                34.36                185          34.54
  $ 35.47 -  $ 39.40                    228          5.8                38.22                 86          38.33
                               ------------                                         ------------
                                     19,040          5.3              $ 17.40              8,771        $ 13.07
                               ============                                         ============

         EMPLOYEE STOCK PURCHASE PROGRAM - On June 17, 1999, the IVAX Corporation 1999 Employee Stock Purchase Plan ("ESPP") was approved at the Annual Meeting of Shareholders. IVAX' Board of Directors also approved the purchase of common stock in the open market, as needed, for the ESPP. The maximum number of shares available for sale under the ESPP is 5,250, subject to future increases as stated in the plan. The ESPP became effective January 1, 2000, for employees based in the United States and Puerto Rico and allows them to purchase IVAX' common stock at 85% of the fair market value on the enrollment date or exercise date, whichever is lower. The maximum amount of stock an employee may purchase in a year is $25 and subsequent resale is restricted as stated in the plan. The ESPP is accounted for as a non-compensatory plan.

         SHARE REPURCHASE PROGRAM - In December 1998, IVAX' Board of Directors approved an increase of 14,063 shares to a total of 23,438 shares of IVAX' common stock that may be repurchased. In April, June and November 1999, IVAX' Board of Directors approved increases of 9,375, 2,813 and 9,375 shares, respectively, in the share repurchase program. In August 2000, IVAX' Board of Directors approved an increase of 12,500 shares. On March 15, 2002, IVAX' Board of Directors expanded the authorization of our repurchase program by an additional 10,000 shares of common stock or a like-valued amount of IVAX' convertible debentures, bringing the total authorized for repurchase to 67,500 shares. Cumulatively through December 31, 2002, IVAX repurchased 53,625 shares of common stock at a total cost, including commissions, of $553,413. Under Florida law, unless otherwise designated by IVAX' Board of Directors, repurchased shares constitute authorized but unissued shares.

         During 2002, 2001, and 2000, IVAX repurchased (including shares repurchased via the physical settlement method disclosed below) 3,882, 6,779, and 1,841 shares, respectively, of its common stock at a total cost, including commissions, of $59,391, $155,097, and $51,597, respectively.

         PUT OPTIONS - During 2000, in connection with the share repurchase program, IVAX issued twelve put options for 3,675 shares of its common stock; 625 of which had expired as of December 31, 2000, and collected $11,259 in premiums that were credited to "Capital in excess of par value." Prior to adopting EITF Issue No. 00-19 in 2001, IVAX reclassified the maximum repurchase obligation under the physical settlement method of $84,503 from "Capital in excess of par value" into a separate temporary equity account "Put options."

         During 2001, IVAX issued eight free-standing put options for 1,850 shares, bearing strike prices ranging from $19.00 to $31.50, expiring from November 2001 through April 2002 and collected premiums totaling $4,670 that were credited to "Capital in excess of par value" in the accompanying consolidated balance sheet at December 31, 2001. In addition, IVAX rolled forward (renewed) three put options for 875 shares into two put options for 875 shares prior to expiration, bearing strike prices ranging from $29.80 to $31.80, expiring from May 2001 through January 2002 and collected premiums totaling $153 that were credited to "Capital in excess of par value" in the accompanying consolidated balance sheet at December 31, 2001. In the event the put options were exercised, IVAX had the right to elect to settle by one of three methods: physical settlement by payment in exchange for IVAX shares, net cash settlement or net share settlement. These European style options are exercisable only on the respective expiration dates and would be exercised "in the money" once the strike price per option exceeds the market value of IVAX' common stock on the expiration date of the option.

         During 2001, seven free-standing put options for 2,063 shares of IVAX' common stock expired unexercised; one of which was issued in 2001 for 200 shares. Five put options were exercised for 1,638 shares by the holders at strike prices ranging from $27.68 to $31.50 during 2001. IVAX elected the physical settlement method upon the exercise of one put option for 281 shares and paid $7,785 in exchange for the underlying shares. IVAX elected the net share settlement method for the exercises of the remaining four put options for 1,356 shares and issued 314 shares of IVAX' common stock in settlement of the obligation.

         During 2002, five put options were exercised for 1,200 shares by the holders at strike prices ranging from $19.00 to $32.28. IVAX elected the physical settlement method upon the exercise of two put options for 500 shares and paid $12,725 in exchange for the underlying shares. IVAX elected the net share settlement method for the exercises of the remaining three put options for 700 shares and issued 971 shares of IVAX' common stock in settlement of the obligation.

         DIAGNOSTIC WARRANTS - As of December 31, 2002, IVAX Diagnostic's has warrants outstanding that expire in February 2005 to purchase up to 400 shares of IVAX Diagnostic's common stock at a price of $13.20 per share.

         DIAGNOSTICS STOCK OPTION AND PERFORMANCE PLANS - Effective June 29, 1999, the Board of Directors of IVAX Diagnostics, a wholly owned subsidiary of IVAX at the time, approved the IVAX Diagnostics 1999 Stock Option Plan. The plan permits the issuance of options to employees, non-employee directors and consultants of IVAX Diagnostics to purchase up to 2,000 shares of the 50,000 authorized shares of IVAX Diagnostics. In June and August 1999, non-qualified options of 1,145 shares of common stock were granted to employees of IVAX Diagnostics with an exercise price of $.73 per share, a vesting schedule of 50% at the end of year two, 25% at the end of years three and four and an expiration date of June to August 2006. On September 30, 1999, prior to the merger of IVAX Diagnostics with b2bstores.com, the Board of Directors of b2bstores.com approved the 1999 Performance Equity Plan (the "Performance Plan"). The Performance Plan authorizes the grant of up to 2,000 share of common stock to key employees, officers, directors and consultants. Both incentive and non-qualified options may be issued under the Performance Plan. Prior to the creation of the Performance Plan, options to purchase an additional 1,000 shares of common stock were granted by the Board of Directors of b2bstores.com to certain of its former officers. As of December 31, 2002 and 2001, options for 2,034 and 1,674 shares, respectively, of common stock were outstanding under these plans.

         DIAGNOSTICS SHARE REPURCHASE PROGRAM - During 2002, IVAX Diagnostics' Board of Directors authorized the repurchase of up to 2,000 shares of its publicly held common stock. During 2002, IVAX Diagnostics repurchased publicly held common stock to bring the total amount of shares held by IVAX to approximately 20,000 shares of the total 27,500 IVAX Diagnostics common shares outstanding, or 73% ownership.

         CONVERTIBLE DEBT - See Note 7, Debt, for comments regarding convertible senior subordinated notes.

         DIVIDENDS - IVAX did not pay dividends during the years ended December 31, 2002, 2001 and 2000.

(12) BUSINESS SEGMENT INFORMATION:

         IVAX is a multinational company with subsidiaries that operate in the pharmaceutical business and are engaged in the research, development, manufacture, marketing and sale of pharmaceutical products. Pharmaceutical products include prescription drugs and over-the-counter products. IVAX reviews financial information, allocates resources and manages its business by major operating subsidiary. However, IVAX' pharmaceutical subsidiaries utilize similar production processes, and sell similar types of products to similar types of customers under similar regulatory environments using similar methods of distribution. IVAX also expects these subsidiaries to have similar long-term financial performance. Since these pharmaceutical subsidiaries meet the aggregation criteria under paragraph 17 of SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, the pharmaceutical operating subsidiaries are aggregated into one reportable segment, pharmaceutical, and all other subsidiaries are reported in Corporate and Other.

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

                                                  NORTH                         LATIN      CORPORATE       TOTAL
2002                                             AMERICA         EUROPE        AMERICA     & OTHER         IVAX
-------------------------------------------------------------------------------------------------------------------
External net sales                               $  476,085   $  371,987    $  227,933     $  44,713    $ 1,120,718
Intercompany sales                                    1,554       40,872            --       (42,426)            --
Other revenues                                       30,971       41,573         1,204         2,778         76,526
                                                 ----------   ----------    ----------     ---------    -----------
Net revenues                                        508,610      454,432       229,137         5,065      1,197,244
                                                 ----------   ----------    ----------     ---------    -----------

Asset impairment and restructuring                     (183)       3,382         1,043            --          4,242

Income (loss) from operations                       100,360       36,911        33,699       (21,243)       149,727

Interest income                                           4        2,031         2,500         3,555          8,090
Interest expense                                     (1,265)      (1,029)       (1,728)      (44,617)       (48,639)
Other income (expense)                               28,558       (4,883)        1,929        33,839         59,443
Equity earnings of affiliates                            --           --            --           878            878
Tax provision (benefit)                              43,146       11,654         9,201       (12,259)        51,742

Income (loss) from continuing operations
    before minority interest                         84,511       21,376        27,199       (15,329)       117,757

2001
-------------------------------------------------------------------------------------------------------------------
External net sales                               $  582,471   $  302,569    $  222,444     $  36,554    $ 1,144,038
Intercompany sales                                    2,838       61,267            --       (64,105)            --
Other revenues                                        9,652       55,269         1,740         4,678         71,339
                                                 ----------   ----------    ----------     ---------    -----------
Net revenues                                        594,961      419,105       224,184       (22,873)     1,215,377
                                                 ----------   ----------    ----------     ---------    -----------

Asset impairment and restructuring                       --          343         2,024            --          2,367

Income (loss) from operations                       200,054       36,795        32,652        (1,612)       267,889

Interest income                                          79        2,981         1,933        16,256         21,249
Interest expense                                        (36)        (999)       (4,506)      (36,250)       (41,791)
Other income (expense)                               33,969      (13,152)        4,277        23,473         48,567
Equity earnings of affiliates                            --           --            28         1,042          1,070
Tax provision (benefit)                              75,407        9,438        13,495       (44,275)        54,065

Income from continuing operations before
    minority interest                               158,659       16,187        20,889        47,184        242,919

2000
-------------------------------------------------------------------------------------------------------------------
External net sales                               $  319,028   $  278,627    $   62,299     $  39,717    $   699,671
Intercompany sales                                    1,638       28,999            --       (30,637)            --
Other revenues                                       20,573       71,996         1,136            29         93,734
                                                 ----------   ----------    ----------     ---------    -----------
Net revenues                                        341,239      379,622        63,435         9,109        793,405
                                                 ----------   ----------    ----------     ---------    -----------

Reversal of restructuring accrual                    (3,677)        (858)           --            --         (4,535)

Income from operations                               64,121       39,626         6,570        26,415        136,732

Interest income                                         115        2,219           371        11,281         13,986
Interest expense                                        (20)        (135)          (55)      (14,414)       (14,624)
Other income (expense)                               53,633       (3,741)          816       (36,314)        14,394
Equity earnings of affiliates                            --         (210)           --         1,059            849
Tax provision (benefit)                              40,781        9,993         3,120       (40,680)        13,214

Income from continuing operations before
    minority interest                                77,068       27,766         4,582        28,707        138,123

         In 2002, the Argentine peso and Venezuelan bolivar devalued significantly in relation to the United States dollar. As a result, the operating results and net asset position in these currencies decreased significantly when converted into United States dollars.

         The following table reconciles long-lived assets by geographic region to the consolidated total:

                                                NORTH                          LATIN       CORPORATE        TOTAL
YEAR                                           AMERICA         EUROPE         AMERICA      & OTHER          IVAX
----                                          ----------------------------------------------------------------------
2002                                          $   310,422    $   306,361   $   423,576    $   108,589   $  1,148,948
2001                                              207,608        226,071       544,638        107,826      1,086,143
2000                                               60,624        219,701        63,443         46,728        390,496

         Long-lived assets exclude the long-term net deferred tax asset included in "Other assets" on the accompanying consolidated balance sheets.

         The following table shows additions to long-lived assets and depreciation/amortization by region:

                                         ADDITIONS TO LONG-LIVED ASSETS              DEPRECIATION/AMORTIZATION
                                  ---------------------------------------   ---------------------------------------
REGION                                2002          2001          2000          2002          2001          2000
------                            -----------  ------------   -----------   -----------   -----------   -----------
North America                     $   116,900   $   159,395   $    17,510   $    21,845   $    13,324   $    12,357
Europe                                 68,784        49,204        32,638        26,252        20,372        15,072
Latin America                          14,996       458,755        47,430         7,711        12,763         2,576

         IVAX sells products in a large number of countries; however, only two countries, the United States and the United Kingdom, have net revenues that are material to consolidated net revenues. Additionally, IVAX has material amounts of long-lived assets in the United States, the United Kingdom and Chile. The following table summarizes net revenues based on the location of the third party customer and long-lived assets based on the country of physical location:

                                                 UNITED         UNITED
GEOGRAPHIC AREAS:                                STATES        KINGDOM         CHILE         OTHER         TOTAL
                                             -----------------------------------------------------------------------
Net revenues                    2002          $   570,676  $    218,097    $    81,630  $    326,841   $   1,197,244
                                2001              567,507       262,037         39,856       345,977       1,215,377
                                2000              389,055       220,191             --       184,159         793,405

Long-lived assets               2002              417,696       192,729        220,080       318,443       1,148,948
                                2001              317,345       147,891        243,520       377,387       1,086,143
                                2000              106,977       153,021             --       130,498         390,496

NET REVENUES BY PRODUCT TYPE:

                                                                                      NET REVENUES
                                                                       ---------------------------------------------
                                                                            2002            2001            2000
                                                                       -------------   -------------   -------------
Proprietary and branded                                                $     530,607   $     528,652   $     377,101
Brand equivalent                                                             666,637         686,725         416,304
                                                                       -------------   -------------   -------------
Total                                                                  $   1,197,244   $   1,215,377   $     793,405
                                                                       =============   =============   =============

         No single customer accounted for 10% or more of IVAX' consolidated net revenues for any of the three years ended December 31, 2002. Other revenues included in net revenues in the accompanying consolidated statements of operations consist of license fees, royalties, and development service fees.

         In October 2002, IVAX entered into a new agreement with Bristol-Myers Squibb that supersedes, effective November 2002, the prior product collaboration agreement. The new agreement, which in part relates to some of the subject matter of the earlier agreement, also encompasses additional arrangements between the parties and has a term of ten months, although the parties may enter into additional collaboration agreements if certain option rights contained therein are exercised.

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

         LEASES - IVAX leases office, plant and warehouse facilities and automobiles under non-cancelable operating leases. Motor vehicles, production equipment and certain manufacturing facilities are also leased under capital leases. Rent expense for the years ended December 31, 2002, 2001 and 2000, totaled approximately $7,755, $8,686, and $6,360, respectively. The future minimum lease payments under non-cancelable capital leases and their related assets recorded at December 31, 2002 and 2001, were not material. The future minimum lease payments under non-cancelable operating leases with initial or remaining terms of one year or more at December 31, 2002, were as follows:

                                                                                          OPERATING
                                                                                           LEASES
                                                                                        ------------
                  2003                                                                  $      5,423
                  2004                                                                         3,512
                  2005                                                                         2,342
                  2006                                                                         1,364
                  2007                                                                         1,164
                  Thereafter                                                                   5,926
                                                                                        ------------
                  Total minimum lease payments                                          $     19,731
                                                                                        ============

         LEGAL PROCEEDINGS -

TERAZOSIN LITIGATION

         On December 21, 1998, an action purporting to be a class action, styled LOUISIANA WHOLESALE DRUG CO. VS. ABBOTT LABORATORIES, GENEVA PHARMACEUTICALS, INC. AND ZENITH GOLDLINE PHARMACEUTICALS, INC., was filed against IVAX Pharmaceuticals and others in the United States District Court for the Southern District of Florida, alleging a violation of Section 1 of the Sherman Antitrust Act. Plaintiffs purport to represent a class consisting of customers who purchased a certain proprietary drug directly from Abbott Laboratories during the period beginning on October 29, 1998. Plaintiffs allege that, by settling patent-related litigation against Abbott in exchange for quarterly payments, the defendants engaged in an unlawful restraint of trade. The complaint seeks unspecified treble damages and injunctive relief. Eighteen additional class action lawsuits containing allegations similar to those in the LOUISIANA WHOLESALE case were filed in various jurisdictions between July 1999 and February 2001, the majority of which have been consolidated with the LOUISIANA WHOLESALE case. On December 13, 2000, plaintiffs' motion for summary judgment on the issue of whether the settlement agreement constituted a PER SE violation of
Section 1 of the Sherman Antitrust Act in the LOUISIANA WHOLESALE case was granted. On March 13, 2000, the Federal Trade Commission ("FTC") announced that it had issued complaints against, and negotiated consent decrees with, Abbott Laboratories and Geneva Pharmaceuticals arising out of an investigation of the same subject matter that is involved in these lawsuits. The FTC took no action against IVAX Pharmaceuticals. To date, seventeen of the actions naming Zenith Goldline Pharmaceuticals have either been settled or dismissed.

FEN-PHEN LITIGATION

         IVAX Pharmaceuticals has been named in a number of individual and class action lawsuits in both state and federal courts involving the diet drug combination of fenfluramine and phentermine, commonly known as "fen-phen." Generally, these lawsuits seek damages for personal injury, wrongful death and loss of consortium, as well as punitive damages, under a variety of liability theories including strict products liability, breach of warranty and negligence. IVAX Pharmaceuticals did not manufacture either fenfluramine or phentermine, but did distribute the brand equivalent version of phentermine manufactured by Eon Labs Manufacturing, Inc. ("Eon") and Camall Company. Although IVAX Pharmaceuticals had a very small market share, to date, IVAX Pharmaceuticals has been named in approximately 5,066 cases and has been dismissed from approximately 4,879 of these cases, with additional dismissals pending. IVAX Pharmaceuticals intends to vigorously defend all of the lawsuits, and while management believes that its defense will succeed, as with any litigation, there can be no assurance of this. Currently Eon is paying for approximately 50% of IVAX Pharmaceuticals' costs in defending these suits and is fully indemnifying IVAX Pharmaceuticals against any damages IVAX Pharmaceuticals may suffer as a result of cases involving product manufactured by Eon. In the event Eon discontinues providing this defense and indemnity, IVAX Pharmaceuticals has its own product liability insurance. While IVAX Pharmaceuticals' insurance carriers have issued reservations of rights, IVAX Pharmaceuticals believes that it has adequate coverage. Although it is impossible to predict with certainty the outcome of litigation, in the opinion of management, this litigation will not have a material adverse impact on our financial condition or results of operation.

AVERAGE WHOLESALE PRICE LITIGATION

         On July 12, 2002, an action purporting to be a class action styled JOHN RICE V. ABBOTT LABORATORIES, INC., ET AL. was filed against IVAX Pharmaceuticals, Inc. and others in the Superior Court of the State of California, alleging violations of California's Business & Professional
Code Section 17200 et seq. with respect to the way pharmaceutical companies report their AWP. Plaintiffs allege that each defendant reported an AWP to Medicare and Medicaid which materially misrepresented the actual prices paid to defendants by physicians and pharmacies for prescription drugs. The complaint seeks unspecified damages, including punitive damages, and injunctive relief. Two other class actions, THOMPSON V. ABBOTT LABORATORIES, INC., ET AL. and TURNER V. ABBOTT LABORATORIES, INC., ET AL., containing similar allegations against IVAX Pharmaceuticals, Inc. and others were filed in California courts in August and September 2002, respectively, as well. IVAX believes that it has substantial defenses to these claims and will defend itself vigorously.
However, as with any litigation, there can be no assurance that IVAX will prevail.

UNITED KINGDOM SERIOUS FRAUD OFFICE INVESTIGATION

         In April 2002, IVAX received notice of an investigation by United Kingdom National Health Service officials concerning prices charged by generic drug companies, including Norton Healthcare Limited trading as IVAX Pharmaceuticals UK, for penicillin-based antibiotics and warfarin sold in the United Kingdom from 1996 to 2000. This is an investigation by the Serious Fraud Office of the United Kingdom involving all pharmaceutical companies that sold these products in the United Kingdom during this period. According to statements by investigating agencies, this is a complex investigation expected to continue for some time and there is no indication from the agencies when or if charges will be made against any of these companies. IVAX is cooperating fully with this investigation. In December 2002, the Secretary of State for Health, on behalf of itself and others, filed a civil claim for damages and interest against Norton Healthcare, Norton Pharmaceuticals and other defendants alleging that certain of their actions adversely affected competition in the sale and supply of warfarin in the United Kingdom between 1996 and 2000. This claim seeks damages against all defendants in the approximate aggregate amount of 28,584 Pounds Sterling (approximately $46,000 at the December 31, 2002, exchange rate). It is reasonably likely that similar allegations and claims for damages will be asserted by the Secretary of State for Health against the companies with respect to the sale of penicillin based antibiotics. IVAX presently intends to seek a stay of the civil claim, pending completion of the United Kingdom
Serious Fraud Office investigation.

PACLITAXEL RELATED LITIGATION

         On August 11, 2000, American BioScience, Inc. ("ABI") filed a complaint in the United States District Court for the Central District of California styled AMERICAN BIOSCIENCE, INC. V. BRISTOL MYERS SQUIBB COMPANY ("BMS") for a temporary restraining order and preliminary injunction compelling BMS to list in the FDA's Orange Book ABI's `331 patent, which purportedly covers BMS's Taxol(R) product. The listing of the patent in the FDA's Orange Book would have the effect of blocking brand equivalent competition. A hearing was held on September 6, 2000, and the Court denied ABI's request for preliminary injunction, declined to approve the settlement between ABI and BMS and dismissed ABI's complaint and ordered that BMS de-list the `331 patent. ABI appealed and sought a stay of the Order from the Ninth Circuit Court of Appeals, which was denied on September 13, 2000. On December 17, 2002, this case was dismissed as part of the settlement of the litigation recited below.

         On September 7, 2000, ABI filed a lawsuit for patent infringement styled AMERICAN BIOSCIENCE, INC. V. BAKER NORTON PHARMACEUTICALS, INC., ZENITH GOLDLINE PHARMACEUTICALS, INC., AND IVAX CORPORATION in the United States District Court for Central District of California alleging infringement of its `331 patent, which purports to cover paclitaxel, and seeking damages in an unspecified amount. On January 10, 2002, IVAX' motion for summary judgment was granted and the court held the patent was invalid. ABI filed a motion for reconsideration which was denied on March 2, 2002. On December 13, 2002, this matter was settled and dismissed accordingly.

         On September 20, 2000, ABI filed a complaint in the United States District Court for the District of Columbia styled AMERICAN BIOSCIENCE, INC. V. DONNA E. SHALALA, ET AL., which sought by temporary restraining order and preliminary injunction a rescission of Baker Norton Pharmaceuticals' final marketing approval by the FDA for its brand equivalent paclitaxel product. Both BMS and Baker Norton Pharmaceuticals intervened in the action. On October 3, 2000, the Court denied ABI's request for relief. ABI filed an appeal and on March 30, 2001, the appellate court vacated the district court's decision and remanded the case based on the lack of administrative record from the FDA. FDA filed an administrative record and ABI then renewed its motion for a temporary restraining order and preliminary injunction. On April 19, 2001, the district court again denied ABI's motion and ABI appealed. On November 6, 2001, the appellate court ordered the district court to vacate FDA's approval of IVAX' ANDA and remanded the matter to the agency. On January 25, 2002, the FDA vacated IVAX' approval for paclitaxel and reinstated it the same day based on the delisting by BMS of the `331 patent in the FDA's Orange Book. On December 17, 2002, this case was concluded as part of the settlement recited above.

ENVIRONMENTAL RELATED PROCEEDING

         On January 22, 2003, IVAX' subsidiary, ChemSource Corporation, received an Administrative Compliance Order issued by the United States Environmental Protection Agency dated January 2, 2003, alleging that ChemSource Corporation was not in compliance with certain conditions of the National Pollutant Discharge Elimination System Permit and certain pretreatment standards. The Order also required that ChemSource Corporation submit particular certified documentation associated with achieving compliance with the given standards. The Order further required that ChemSource Corporation submit certified information concerning stormwater pollution control matters and costs. This claim was tendered to the sellers of ChemSource Corporation for defense and indemnity based on the terms of the agreement by which ChemSource Corporation was sold to IVAX.

         ChemSource Corporation believes that the issuance of the Order was unjustified and that it is in compliance with the pretreatment standards imposed by the Control Authority for purposes of the Pretreatment Program in Puerto Rico (Puerto Rico Aqueduct and Sewer Authority) and the National Pollutant Discharge Elimination System permit.

OTHER LITIGATION

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

         IVAX intends to vigorously defend each of the foregoing lawsuits, but their respective outcomes cannot be predicted. Any of such lawsuits, if determined adversely to IVAX, could have a material adverse effect on our financial position and results of operations. IVAX' ultimate liability with respect to any of the foregoing proceedings is not presently determinable.

(14) QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

         The following tables summarize selected quarterly data of IVAX for the years ended December 31, 2002 and 2001:

                                                FIRST         SECOND          THIRD        FOURTH          FULL
                                               QUARTER        QUARTER        QUARTER       QUARTER         YEAR
                                             ----------     ----------     ----------    ----------    -------------
2002
----
Net revenues                                 $  272,222     $  280,406     $  319,394    $  325,222    $   1,197,244
Gross profit                                    121,975        130,563        142,802       138,196          533,536
Income from continuing operations (1)            19,300         31,722         30,803        36,770          118,595
Net income                                       23,461         31,722         30,803        36,770          122,756
Basic earnings per common share:
    Continuing operations (1)                      0.10           0.16           0.16          0.19            0.61
    Cumulative effect of accounting
       change                                      0.02             --             --            --            0.02
    Net earnings                                   0.12           0.16           0.16          0.19            0.63
Diluted earnings per common share:
    Continuing operations (1)                      0.10           0.16           0.16          0.19            0.60
    Cumulative effect of accounting
       change                                      0.02             --             --            --            0.02
    Net earnings                                   0.12           0.16           0.16          0.19            0.62

2001
----
Net revenues (2)                             $  259,932     $  301,781     $  321,990    $  331,674    $   1,215,377
Gross profit                                    136,208        158,443        171,862       165,276          631,789
Income from continuing operations (1)            60,132         67,863         61,461        53,807          243,263
Net income                                       60,132         67,863         61,461        53,807          243,263
Basic earnings per common share:
    Continuing operations (1)                      0.30           0.34           0.31          0.27            1.22
    Net earnings                                   0.30           0.34           0.31          0.27            1.22
Diluted earnings per common share:
    Continuing operations (1)                      0.29           0.33           0.30          0.27            1.19
    Net earnings                                   0.29           0.33           0.30          0.27            1.19

(1) In the second quarter of 2002, IVAX elected to early adopt SFAS No. 145. The impact of adoption was the reclassification into income from continuing operations of extraordinary gain from the early retirement of convertible senior subordinated notes of $7,120, net of taxes of $4,182, during the third quarter of 2001, an extraordinary gain of $3,413, net of taxes of $1,962, during the first quarter of 2002 and an extraordinary gain of $2,664, net of taxes of $1,531, during the second quarter of 2002.

(2) As part of IVAX' normal review of estimates and reserve levels, during the fourth quarter of 2001, certain sales return and allowance reserves amounting to $8,000 that had been established prior to 1998 were determined to no longer be necessary and were reversed.

(15) RELATED PARTY TRANSACTIONS:

         Whitman Education Group, Inc. ("Whitman") leases office space from IVAX in Miami, Florida. During 2002, 2001 and 2000, Whitman leased approximately 13,849, 12,428 and 7,828 square feet, respectively, at an annual rate of $290, $233 and $146, respectively. The lease may be terminated by either party upon 180 days notice. Dr. Frost, our Chairman of the Board of Directors and Chief Executive Officer, is Chairman of the Board of Directors of Whitman. Mr. Flanzraich, our Vice Chairman, President and a Director, is a Director of Whitman. Mr. Pfenniger, one of our Directors, is Chief Executive Officer and Vice Chairman of the Board of Directors of Whitman. In addition, Dr. Frost is a principal shareholder of Whitman.

         IVAX paid $2,702, $2,023 and $1,969 during 2002, 2001 and 2000, respectively, to PharmAir Corporation for use of an airplane. PharmAir Corporation is indirectly, beneficially owned by IVAX' Chairman and CEO.

(16) SUBSEQUENT EVENTS:

         During January 2003, IVAX received $6,610 in settlement of a lawsuit, which was recorded as a reduction of general and administrative expenses during the first quarter of 2003.

         On January 24, 2003, IVAX acquired ChemSource Corporation in Puerto Rico from Chemo Iberica S.A. and Quimica Sintetica S.A. for one million shares of IVAX' common stock, valued at $12,393, and $100 in cash. ChemSource is primarily a 170,000 square foot manufacturing facility on 45 acres in Puerto Rico.

         Through March 26, 2003, IVAX repurchased 550 shares of its stock at a total cost, including commissions, of $6,155.

         Through March 26, 2003, IVAX repurchased $19,300 of 4.5% Convertible Senior Subordinated Notes for $16,762, plus accrued interest of $243, and wrote off debt issuance costs of $481. This resulted in a gain on the extinguishment of debt of $2,057. Through March 26, 2003, IVAX repurchased $1,000 of 5.5% Convertible Senior Subordinated Notes for $935, plus accrued interest of $12, and wrote off debt issuance costs of $16. This resulted in a gain on the extinguishment of debt of $49.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders
IVAX Corporation

We have audited the consolidated financial statements of IVAX Corporation as of December 31, 2002, and for the year then ended, and have issued our report thereon dated February 13, 2003 (except for the third and fourth paragraphs of Note 16, as to which the date is March 26, 2003) (included elsewhere in this Form 10-K). Our audit also included Schedule II--Valuation and Qualifying Accounts as of December 31, 2002, and for the year then ended, included in this Annual Report on Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this schedule based on our audit. The financial statement schedule of IVAX Corporation as of December 31, 2001 and 2000, and for the years then ended was subjected to the auditing procedures applied by other auditors, who have ceased operations, in their audit of the consolidated financial statements for those years and whose report dated February 12, 2002, indicated that such financial statement schedule fairly stated in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

In our opinion, the financial statement schedule as of December 31, 2002, and for the year then ended, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                               /s/ Ernst & Young  LLP

Miami, Florida
February 13, 2003

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



ARTHUR ANDERSEN LLP


Miami, Florida,
February 12, 2002.


      THIS IS A COPY OF THE AUDIT REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH IVAX CORPORATION'S FILING ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001. THIS AUDIT REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH THIS FILING ON FORM 10-K. SEE EXHIBIT 23.2 FOR FURTHER DISCUSSION.

                                                                     SCHEDULE II


                        IVAX CORPORATION AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                       THREE YEARS ENDED DECEMBER 31, 2002
                                 (in thousands)


ALLOWANCE  FOR DOUBTFUL ACCOUNTS

                                                 BALANCE AT   CHARGED TO
                                                 BEGINNING     COST AND        NET                      BALANCE AT
            DESCRIPTION                            OF YEAR     EXPENSES     DEDUCTIONS      OTHER       END OF YEAR
                                                 ----------   ----------    ----------     --------     -----------
Year ended December 31, 2000                     $   22,058         (132)       (1,680)        (543)    $    19,703
                                                 ==========   ==========    ==========     ========     ===========

Year ended December 31, 2001                     $   19,703        1,143        (2,575)       3,399     $    21,670
                                                 ==========   ==========    ==========     ========     ===========

Year ended December 31, 2002                     $   21,670        4,239        (2,153)      (2,037)    $    21,719
                                                 ==========   ==========    ==========     ========     ===========


ENVIRONMENTAL AND LITIGATION ACCRUAL RELATED TO DISCONTINUED OPERATIONS

                                                  BALANCE AT       CHARGED TO
                                                   BEGINNING        COST AND             NET           BALANCE AT
          DESCRIPTION                              OF YEAR          EXPENSES         DEDUCTIONS        END OF YEAR
                                                -------------     -------------     ------------      -------------

Year ended December 31, 2000                    $       3,220                --           (1,636)     $       1,584
                                                =============     =============     ============      =============

Year ended December 31, 2001                    $       1,584               663             (346)     $       1,901
                                                =============     =============     ============      =============

Year ended December 31, 2002                    $       1,901             1,272           (1,822)     $       1,351
                                                =============     =============     ============      =============

                                  EXHIBIT INDEX
                                  -------------

EXHIBIT NUMBER       DESCRIPTION OF DOCUMENT
--------------       -----------------------


21                   Subsidiaries of IVAX Corporation.

23.1                 Consent of Ernst & Young LLP.

23.2                 Information Regarding Consent of Arthur Andersen LLP.

99.1 Certificate of the Chairman and Chief Executive Officer of IVAX Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certificate of the Chief Financial Officer of IVAX Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.