Form 10-Q
period 2003-03-31
IVAX CORP
filed 2003-05-15
CIK 772197

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

Commission File Number 1-09623

IVAX CORPORATION

Florida (State or other jurisdiction of incorporation or organization)	16-1003559 (I.R.S. Employer Identification No.)

4400 Biscayne Boulevard, Miami, Florida (Address of principal executive offices)	33137 (Zip Code)

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

194,955,735 shares of Common Stock, $.10 par value, outstanding as of April 25, 2003.

IVAX CORPORATION

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

IVAX CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$146,881	$155,408
Marketable securities, short-term	13,770	28,873
Accounts receivable, net of allowances for doubtful accounts of $21,844 in 2003 and $21,719 in 2002	203,480	224,768
Inventories	318,790	309,655
Other current assets	145,043	162,513

Total current assets	827,964	881,217
Property, plant and equipment, net	432,915	420,246
Goodwill, net	405,663	407,403
Intangible assets, net	281,462	283,298
Other assets	69,605	55,595

Total assets	$2,017,609	$2,047,759

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$104,245	$111,590
Current portion of long-term debt	26,496	28,617
Loans payable	11,918	14,935
Accrued income taxes payable	27,314	50,555
Accrued expenses and other current liabilities	217,928	228,366

Total current liabilities	387,901	434,063
Long-term debt, net of current portion	852,598	872,339
Other long-term liabilities	51,317	46,115
Minority interest	12,344	10,379
Shareholders’ equity:
Common stock, $.10 par value, authorized 437,500 shares,
issued and outstanding 194,956 shares in 2003 and 194,372 shares in 2002	19,495	19,437
Capital in excess of par value	318,507	311,367
Retained earnings	598,210	569,225
Accumulated other comprehensive loss	(222,763)	(215,166)

Total shareholders’ equity	713,449	684,863

Total liabilities and shareholders’ equity	$2,017,609	$2,047,759

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

Three Months Ended March 31,	2003	2002
Net revenues	$317,693	$272,222
Cost of sales	171,550	150,247

Gross profit	146,143	121,975

Operating expenses:
Selling	45,595	42,146
General and administrative	25,068	27,266
Research and development	20,421	19,054
Amortization of intangible assets	4,491	3,015
Restructuring costs	463	488

Total operating expenses	96,038	91,969

Income from operations	50,105	30,006
Other income (expense):
Interest income	1,234	2,399
Interest expense	(10,949)	(12,408)
Other income, net	5,623	5,022

Total other income	(4,092)	(4,987)

Income before income taxes and minority interest	46,013	25,019
Provision for income taxes	17,106	5,813

Income before minority interest	28,907	19,206
Minority interest	78	94

Income from continuing operations	28,985	19,300
Cumulative effect of accounting change	—	4,161

Net income	$28,985	$23,461

Basic earnings per common share:
Continuing operations	$0.15	$0.10
Cumulative effect of accounting change	—	0.02

Net income	$0.15	$0.12

Diluted earnings per common share:
Continuing operations	$0.15	$0.10
Cumulative effect of accounting change	—	0.02

Net income	$0.15	$0.12

Weighted average number of common shares outstanding:
Basic	194,969	196,227

Diluted	196,653	199,988

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUIT Y

(Unaudited)

(In thousands)

	Common Stock		Capital in		Accumulated Other
	Number of Shares	Amount	Excess of Par Value	Retained Earnings	Comprehensive Income (Loss)	Total
BALANCE, January 1, 2003	194,372	$19,437	$311,367	$569,225	$(215,166)	$684,863
Comprehensive income:
Net income	—	—	—	28,985	—	28,985
Translation adjustment	—	—	—	—	(7,369)	(7,369)
Unrealized net loss on available-for-sale equity securities and derivatives, net of tax	—	—	—	—	(228)	(228)

Comprehensive income						21,388
Exercise of stock options	114	11	521	—	—	532
Tax benefit of option exercises	—	—	180	—	—	180
Employee stock purchases	20	2	209	—	—	211
Repurchase and retirement of common stock	(550)	(55)	(6,100)	—	—	(6,155)
Shares issued in acquisitions	1,000	100	12,293	—	—	12,393
Value of stock options issued to non-employees	—	—	37	—	—	37

BALANCE, March 31, 2003	194,956	$19,495	$318,507	$598,210	$(222,763)	$713,449

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW S

(Unaudited)

(In thousands)

Three Months Ended March 31,	2003	2002
Cash flows from operating activities:
Net income	$28,985	$23,461
Adjustments to reconcile net income to net cash flows from operating activities:
Restructuring costs	463	488
Depreciation and amortization	16,813	11,757
Deferred tax provision (benefit)	2,763	(1,259)
Tax effect of stock option exercises	180	1,097
Value of stock options issued to non-employees	37	—
Provision for doubtful accounts	754	1,156
Provision for inventory obsolescence	7,011	12,941
Interest accretion on notes payable	748	—
Minority interest in earnings	(78)	(94)
Equity in earnings of unconsolidated affiliates	(392)	(175)
(Gains) on sale of marketable securities	—	(478)
(Gains) on sale of product rights	(2,618)	(1,819)
Losses on sale of assets, net	11	55
(Gains) on extinguishment of debt	(2,203)	(5,375)
Cumulative effect of accounting change	—	(4,161)
Changes in operating assets and liabilities:
Accounts receivable	20,335	31,446
Inventories	(12,968)	(36,551)
Other current assets	5,632	15,502
Other assets	715	11,049
Accounts payable, accrued expenses and other current liabilities	(41,952)	(16,524)
Other long-term liabilities	(6,578)	(3,443)

Net cash flows from operating activities	17,658	39,073

Cash flows from investing activities:
Proceeds from sale of product rights	2,618	1,819
Capital expenditures	(18,925)	(12,650)
Proceeds from sales of assets	14	318
Acquisitions of intangible assets	(2,863)	(7,024)
Acquisitions of businesses, net of cash acquired	30	—
Investment in affiliates	2,042	511
Purchases of marketable securities	(250)	(59,801)
Proceeds from sales of marketable securities	15,554	65,941

Net cash flows from investing activities	(1,780)	(10,886)

Cash flows from financing activities:
Borrowings on long-term debt and loans payable	1,243	5,470
Payments on long-term debt and loans payable	(24,388)	(77,913)
Exercise of stock options and employee stock purchases	743	4,759
Repurchase of common stock	(6,155)	(19,993)

Net cash flows from financing activities	(28,557)	(87,677)

Effect of exchange rate changes on cash and cash equivalents	4,152	(5,417)

Net decrease in cash and cash equivalents	(8,527)	(64,907)
Cash and cash equivalents at the beginning of the year	155,408	178,264

Cash and cash equivalents at the end of the period	$146,881	$113,357

Supplemental disclosures:
Interest paid	$764	$1,085

Income tax payments	$38,395	$26,027

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENT S

(Unaudited)

(In thousands, except per share data)

(1) GENERAL:

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the results of operations, financial position and cash flows have been made. The results of operations and cash flows for the three months ended March 31, 2003, are not necessarily indicative of the results of operations and cash flows, which may be reported for the remainder of 2003. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the Notes to Consolidated Financial Statements included in IVAX’ Annual Report on Form 10-K for the year ended December 31, 2002. For purposes of these financial statements, North America includes the United States and Canada. Mexico is included within Latin America. Certain prior period amounts presented in the consolidated financial statements have been reclassified to conform to the current period’s presentation.

(2) STOCK-BASED COMPENSATION PLANS:

As permissible under Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, IVAX accounts for all stock-based compensation arrangements using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, as interpreted by FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, and discloses pro forma net earnings and earnings per share amounts as if the fair value method had been adopted. Accordingly, no compensation cost is recognized for stock option awards granted to employees at or above fair market value.

IVAX’ pro forma net income, pro forma net income per common share and pro forma weighted average fair value of options granted, with related assumptions, assuming IVAX had adopted the fair value method of accounting for all stock-based compensation arrangements consistent with the provisions of SFAS No. 123, using the Black-Scholes option pricing model for all options granted after January 1, 1995, are indicated below:

Three Months Ended March 31,	2003	2002
Net income as reported	$28,985	$23,461
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	4,810	4,730

Pro forma net income	$24,175	$18,731
Basic net income per share as reported	0.15	0.12
Pro forma basic net income per share	0.12	0.10
Diluted net income per share as reported	0.15	0.12
Pro forma diluted net income per share	0.12	0.09
Weighted average fair value	$4.27	$7.99
Expected life (years)	5.6	5.3
Risk-free interest rate	3.02-4.01%	4.49-4.92%
Expected volatility	27%	27%
Dividend yield	0%	0%

As the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. In addition, valuations are based on highly subjective assumptions about the future, including stock price volatility and exercise patterns.

(3) EARNINGS PER SHARE:

A reconciliation of the denominator of the basic and diluted earnings per share computation for income from continuing operations is as follows:

Three Months Ended March 31,	2003	2002
Basic weighted average number of shares outstanding	194,969	196,227
Effect of dilutive securities – stock options and warrants	1,684	3,761

Diluted weighted average number of shares outstanding	196,653	199,988

Not included in the calculation of diluted earnings per share because their impact is antidilutive:
Stock options outstanding	14,127	9,665
Convertible debt	22,194	24,609

(4) REVENUES:

Net revenues are comprised of gross revenues less provisions for expected customer returns, inventory credits, discounts, promotional allowances, rebates, chargebacks, reimbursements relating to Medicaid and Medicare and other allowances. The reserve balances related to these provisions are included in “Accounts receivable, net of allowances for doubtful accounts” and “Accrued expenses and other current liabilities” in the accompanying consolidated balance sheets in the amounts of $157,487 and $95,077, respectively, at March 31, 2003, and $147,580 and $94,937, respectively, at December 31, 2002.

(5) INVENTORIES:

Inventories consist of the following:

	March 31, 2003	December 31, 2002
Raw materials	$121,625	$117,485
Work-in-process	52,296	50,678
Finished goods	144,869	141,492

Total inventories	$318,790	$309,655

(6) INTANGIBLE ASSETS:

Intangible assets consist of the following:

	March 31, 2003		December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Patents and related licenses	$70,517	$41,474	$71,716	$40,989
Trademarks	113,816	8,950	113,160	7,518
Licenses and other intangibles	135,716	9,417	132,457	7,205

Total	$320,049	$59,841	$317,333	$55,712

Unamortized intangible assets:
Trademarks & product registrations	$21,254		$21,677

Intangible assets amortization expense is estimated to be $13,807 for the remainder of fiscal 2003, $19,683 in fiscal 2004, $19,126 in fiscal 2005, $18,181 in fiscal 2006, and $17,861 in fiscal 2007.

(7) DEBT:

During the first quarter of 2003, IVAX repurchased $19,300 of 4.5% Convertible Senior Subordinated Notes due 2008 for $16,762, plus accrued interest of $243, and wrote off debt issuance costs of $384. This resulted in a gain on the extinguishment of debt of $2,154.

During the first quarter of 2003, IVAX repurchased $1,000 of 5.5% Convertible Senior Subordinated Notes due 2007 for $935, plus accrued interest of $12, and wrote off debt issuance costs of $16. This resulted in a gain on the extinguishment of debt of $49.

(8) INCOME TAXES:

The provision for income taxes from continuing operations consists of the following:

Three Months Ended March 31,	2003	2002
Current:
Domestic	$13,005	$2,181
Foreign	1,338	4,891
Deferred	2,763	(1,259)

Total	$17,106	$5,813

Payment of the current tax provision for the year ended December 31, 2003, for domestic and foreign operations will be reduced by $137 and $43, respectively, representing the incremental impact of compensation expense deductions associated with non-qualified stock options exercised during the current quarter. These amounts were credited to “Capital in excess of par value”. As of March 31, 2003, a domestic net deferred tax asset of $108,614 and an aggregate foreign net deferred tax asset of $7,863 are included in “Other current assets” and “Other assets” in the accompanying consolidated balance sheet. Realization of the net deferred tax assets is dependent upon generating sufficient future domestic and foreign taxable income. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized.

(9) BUSINESS SEGMENT INFORMATION:

Three Months Ended March 31,	2003	2002
Revenues by Region
North America
External sales	$146,363	$102,961
Intersegment sales	284	276
Other revenues	10,126	7,736

Net revenues – North America	156,773	110,973

Europe
External sales	93,703	85,283
Intersegment sales	13,395	14,389
Other revenues	5,129	8,540

Net revenues – Europe	112,227	108,212

Latin America
External sales	50,623	58,777
Other revenues	127	400

Net revenues – Latin America	50,750	59,177

Corporate and other
External sales	11,047	7,280
Intersegment sales	(13,679)	(14,665)
Other revenues	575	1,245

Net revenues – Corporate and other	(2,057)	(6,140)

Consolidated net revenues	$317,693	$272,222

Profits by Region
Income before minority interest:
North America	$29,002	$13,573
Europe	(2,910)	9,442
Latin America	6,392	4,178
Corporate and other	(3,577)	(7,987)

Income before minority interest	28,907	19,206
Net income:
Minority interest	78	94
Cumulative effect of accounting change	—	4,161

Net income	$28,985	$23,461

	March 31,
Long-Lived Assets	2003	2002
North America	$322,848	$210,244
Europe	305,682	228,986
Latin America	423,100	489,647
Corporate and other	108,584	106,446

Total	$1,160,214	$1,035,323

The following table displays the changes in the carrying amounts of goodwill by geographic region for the three months ended March 31, 2003:

	Balance January 1, 2003	Acquisitions	Foreign Exchange and Other	Balance March 31, 2003
North America	$3,972	$2,568	$(2,500)	$4,040
Europe	32,839	—	226	33,065
Latin America	323,137	—	(2,012)	321,125
Corporate and other	47,455	—	(22)	47,433

Consolidated goodwill	$407,403	$2,568	$(4,308)	$405,663

(10) SHAREHOLDERS’ EQUITY:

During the first quarter of 2003, IVAX repurchased 550 shares of its common stock at a total cost, including commissions, of $6,155.

(11) RECENTLY ISSUED ACCOUNTING STANDARDS:

Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities. It is effective immediately for variable interest entities created or obtained after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities acquired before February 1, 2003. If it is reasonably possible that an entity will consolidate or disclose information about the variable interest entity, disclosure is required for all financial statements initially issued after January 31, 2003. As part of the acquisition of Lab Chile, IVAX acquired a note receivable secured by an option to acquire all of the outstanding shares of common stock of a company that owns 50.1% of a Latin American pharmacy chain, which had net revenues of approximately $36,000 as of December 31, 2002. Management is currently reviewing whether this security interest will require consolidation of the pharmacy on adoption of FASB Interpretation No. 46, but the impact of such adoption is not expected to be material. IVAX’ maximum exposure to loss is the recorded value of the receivable, which was $1,727 at March 31, 2003. IVAX does not have an obligation to fund losses of this entity.

(12) ACQUISITIONS:

On January 24, 2003, IVAX acquired API Industries, Inc. (“API,” formerly ChemSource Corporation) in Puerto Rico from Chemo Iberica S.A. and Quimica Sintetica S.A. for one million shares of IVAX’ common stock, valued at $12,393, and $100 in cash. The total purchase price, including acquisition costs of $228 less cash acquired of $358, was $12,363. API is primarily a manufacturing facility in Puerto Rico. API develops, manufactures and sells active pharmaceutical ingredients for various pharmaceutical products, including many products that IVAX sells or has under development. IVAX acquired API to further its objective of complementing existing businesses and to provide new products and marketing opportunities. The operating results of API are included in the consolidated financial statements subsequent to the January 24, 2003, acquisition date.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition, the purchase price paid and resulting goodwill. This preliminary allocation is subject to change based on receipt of final appraised values of assets acquired and liabilities assumed, including receipt of final information about IVAX’ obligations relating to compliance with environmental law.

Current assets, excluding cash acquired	$3,579
Property, plant and equipment	8,308
Other assets	30

Total assets acquired	11,917

Current liabilities	2,122
Long-term debt	—

Total liabilities assumed	2,122

Net assets acquired	$9,795

Purchase price:
Cash acquired, net of cash paid	$(258)
Acquisition costs	228
Fair market value of stock issued	12,393

Total	$12,363

Goodwill	$2,568

API’s results of operations prior to the acquisition were not significant in relation to IVAX’ results of operations.

(13) LEGAL PROCEEDINGS:

In the John Rice v. Abbott Laboratories, Inc. et al., Thompson v. Abbott Laboratories, Inc., et al., and Turner v. Abbott Laboratories, Inc., et al., cases previously reported in IVAX’ Annual Report on Form 10-K for the year ended December 2002, the defendants have been successful in removing these cases to federal court based on ERISA grounds and shortly thereafter, these cases were transferred to the multi-district litigation pending in Boston, Massachusetts.

On April 22, 2003, IVAX received notice that IVAX Corporation, on behalf of itself and its subsidiaries and affiliates, was named as a defendant along with approximately 25 other pharmaceutical manufacturers in a complaint filed in the US District Court for the Northern District of Texas by an individual who has filed the action purportedly in the name of the United States government, styled United States of America, ex. rel, Paul King v. Alcon Laboratories, Inc., et al. In this suit, the plaintiff seeks to recover damages from the defendants, including IVAX, for allegedly defrauding and conspiring to defraud the United States government by having made sales of drugs to various federal governmental agencies or causing the United States government to reimburse individuals or entities for drug products that did not comply with Current Good Manufacturing Practices and other regulations and laws. The suit seeks the recovery of treble damages from IVAX and the other defendants, jointly and severally, which plaintiff alleges exceeds thirty billion dollars, plus the recovery of attorneys’ fees, interest, civil penalties, costs, and other relief. IVAX intends to vigorously defend itself in this action and against these allegations.

On April 22, 2003, GenPharm, Inc. filed a complaint in the United States District Court for the District of Puerto Rico against ChemSource Corporation (currently API Industries, Inc.) for damages and equitable relief, including declaratory relief and specific performance, arising out of API’s alleged breach of agreements and failure to supply GenPharm with an active pharmaceutical ingredient. The complaint also seeks the recovery of damages for API’s alleged negligence in failing to maintain production facilities in accordance with FDA standards. The plaintiff seeks to recover millions of dollars in damages, along with interest, costs and expenses, including attorneys’ fees and other fees and costs. The complaint has been tendered to the sellers of API for defense and indemnity based on the terms of the agreement by which API was sold to IVAX.

Environmental Related Proceedings

On April 4, 2003, API received an Order on Consent from The Puerto Rico Aqueduct and Sewer Authority (“PRASA”) which requires that API follow a PRASA-approved compliance plan in order to achieve compliance with certain pretreatment standards. This Order also establishes interim limits applicable during the implementation of the compliance plan and attaches stipulated penalties for each day of non-compliance with the prescribed activities and reports schedule. API has been cooperating with EPA and PRASA regarding these allegations.

On April 28, 2003, API received an EPA issued Administrative Complaint dated April 15, 2003, which proposes that a civil penalty of approximately $19 be assessed against API for the alleged violation of certain conditions of its NPDES Multi-Sector General Permit. The complaint alleges that API failed to perform certain quarterly visual examinations and conduct an appropriate analysis of parameters during monitoring periods specified in the NPDES general permit. API is currently reviewing the allegations of the complaint. The complaint has been tendered to the sellers of API for defense and indemnity based on the terms of the agreement by which API was sold to IVAX.

(14) SUBSEQUENT EVENTS:

From April 1, 2003, through April 25, 2003, IVAX repurchased $1,000 of 4.5% Convertible Senior Subordinated Notes due 2008 for $910, plus accrued interest of $18, and wrote off debt issuance costs of $19, resulting in a gain on extinguishment of debt of $71.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operation s

Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under the caption “Risk Factors” in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2002. The following discussion and analysis should be read in conjunction with the consolidated financial statements, the related Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2002, and the unaudited interim consolidated financial statements and the related notes to unaudited interim consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q. Certain prior period amounts have been reclassified to conform to the current period’s presentation.

Results of Operations

Three months ended March 31, 2003 compared to the three months ended March 31, 2002

Net income for the three months ended March 31, 2003, was $29.0 million, or $0.15 per diluted share, compared to $23.5 million, or $0.12 per diluted share, for the same period of the prior year. Income from continuing operations for the three months ended March 31, 2003, was $29.0 million, or $0.15 per diluted share, compared to $19.3 million, or $0.10 per diluted share, for the same period of the prior year. As of January 1, 2002, we recorded a cumulative change in accounting principle credit in the amount of $4.2 million, or $0.02 per diluted share, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations.

Net Revenues and Gross Profit

Net revenues for the three months ended March 31, 2003, totaled $317.7 million, an increase of $45.5 million, or 17%, from the $272.2 million reported in the same period of the prior year. This increase was comprised of increases of $45.8 million from North American subsidiaries, $4.0 million from European subsidiaries and $4.1 million from other operations, partially offset by decreases in net revenues of $8.4 million from Latin American subsidiaries.

North American subsidiaries net revenues totaled $156.8 million for the three months ended March 31, 2003, compared to $111.0 million for the same period of the prior year. The 41% increase was primarily attributable to price and volume increases on certain pharmaceutical products, increased product development fees and a new product launched during the first quarter of 2003. North American subsidiaries recorded provisions for sales returns and allowances that reduced gross sales by $143.2 million during the three months ended March 31, 2003, and $131.6 million for the same period of the prior year. The increase of $11.6 million, or 9%, was primarily due to price changes on certain brand equivalent pharmaceutical products and changes in sales volume and product mix.

European subsidiaries generated net revenues of $112.2 million for the three months ended March 31, 2003, compared to $108.2 million for the same period of the prior year. The 4% increase was primarily due to favorable effects of currency exchange rates and lower sales returns and allowances, partially offset by lower product development fees and lower prices and volumes. European subsidiaries recorded provisions for sales returns and allowances that reduced gross sales by $7.4 million during the three months ended March 31, 2003, and $11.8 million for the same period of the prior year.

Latin American subsidiaries generated net revenues of $50.8 million for the three months ended March 31, 2003, compared to $59.2 million for the same period of the prior year. The 14% decrease was primarily due to currency devaluations in Argentina and Venezuela, partially offset by higher prices and volumes. Latin American subsidiaries recorded provisions for sales returns and allowances that reduced gross sales by $7.3 million during the three months ended March 31, 2003, and $9.5 million for the same period of the prior year.

Gross profit was $146.1 million (46% of net revenues) for the three months ended March 31, 2003, compared to $122.0 million (45% of net revenues) for the same period of the prior year. The increase in gross profit percentage was primarily attributable to higher prices and a favorable mix of brand equivalent pharmaceutical products sold in North America. Our results for the first three months of 2003 were also adversely impacted by significant currency devaluations in Argentina and Venezuela and continued pricing pressures in the United Kingdom.

As part of our ongoing business strategy, we enter into collaborative alliances, which allow us to exploit our drug discovery and development capabilities or provide us with valuable intellectual property and technologies. Many of these alliances involve licenses to other companies relating to technologies or compounds under development and, in some cases, finished products. These licenses permit us to reduce our development costs and often involve the receipt of an up-front payment and fees upon completion of certain development milestones and also provide for royalties based on sales of the products. We have received significant payments in the past from these arrangements. We expect that milestone, developmental, royalty and other payments under existing and new collaboration and license agreements with other parties will continue to be an important part of our business. Our future net revenues and profits will depend and will fluctuate from period to period, in part, based upon our ability to replace or renew license fees, royalties and development service fees as the related agreements expire or are terminated. Our future net revenues and profits will also depend upon:

•	our ability to obtain and maintain FDA approval of our manufacturing facilities;

•	our ability to maintain a pipeline of products in development;

•	our ability to achieve the milestones specified in our license and development agreements;

•	our ability to manufacture, obtain and maintain a sufficient supply of products to meet market demand, retain our customers and meet contractual deadlines and terms;

•	our ability to develop and rapidly introduce new products;

•	the timing of regulatory approval of such products;

•	our ability to manufacture such products efficiently;

•	the number and timing of regulatory approvals of competing products;

•	our ability to forecast inventory levels and trends at our customers and their end-customers; and

•	our and our competitors’ pricing and chargeback policies.

Operating Expenses

Selling expenses increased $3.4 million, or 8%, to $45.6 million (14% of net revenues) for the three months ended March 31, 2003, compared to $42.1 million (15% of net revenues) for the same period of the prior year. The increase was due to higher expenses associated with increased sales and promotional expenses related to our QVAR® product, partially offset by favorable impacts of currency devaluations in Latin America.

General and administrative expenses decreased $2.2 million, or 8%, to $25.1 million (8% of net revenues) for the three months ended March 31, 2003, compared to $27.3 million (10% of net revenues)

for the same period of the prior year. The decrease is primarily attributable to $6.6 million received in settlement of a lawsuit, which was partially offset by negative impacts of currency translation in Europe and general and administrative expenses from the operations of API Industries, Inc. (“API,” formerly ChemSource Corporation), which was acquired January 24, 2003.

Research and development expenses for the three months ended March 31, 2003, increased $1.4 million, or 7%, to $20.4 million (6% of net revenues), compared to $19.1 million (7% of net revenues) for the same period of the prior year. Our future level of research and development expenditures will depend on, among other things, the outcome of clinical testing of products under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions, collaborative alliances and liquidity.

During the first three months of 2003, we incurred $0.5 million of restructuring costs in the United Kingdom, consisting primarily of employee termination benefits.

Other Income (Expense)

Interest income decreased $1.2 million and interest expense decreased $1.5 million for the three months ended March 31, 2003, compared to the same period of the prior year primarily due to the early extinguishment of debt.

Other income, net increased $0.6 million for the three months ended March 31, 2003, compared to the same period of the prior year. During the first quarter of 2003, we realized gains of $2.2 million on the repurchase of subordinated notes compared to $5.4 million realized in the same period of the prior year. In addition, during the first quarter of 2003, we earned minimum royalties of $2.6 million recorded as additional consideration for the 1997 sale of Elmiron to Ortho-McNeil Pharmaceutical, Inc. compared to $1.8 million of royalties earned in the same period of the prior year. During the first quarter of 2002, we realized a $2.8 million foreign exchange loss on the repayment of U.S. denominated loans held by an Argentine subsidiary which was partially offset by foreign currency gains at other subsidiaries.

Recently Issued Accounting Standards

Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities. It is effective immediately for variable interest entities created or obtained after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities acquired before February 1, 2003. If it is reasonably possible that an entity will consolidate or disclose information about the variable interest entity, disclosure is required for all financial statements initially issued after January 31, 2003. As part of the acquisition of Lab Chile, IVAX acquired a note receivable secured by an option to acquire all of the outstanding shares of common stock of a company that owns 50.1% of a Latin American pharmacy chain, which had net revenues of approximately $36.0 million as of December 31, 2002. Management is currently reviewing whether this security interest will require consolidation of the pharmacy on adoption of FASB Interpretation No. 46, but the impact of such adoption is not expected to be material. IVAX’ maximum exposure to loss is the recorded value of the receivable, which was $1.7 million at March 31, 2003. IVAX does not have an obligation to fund losses of this entity.

Liquidity and Capital Resources

At March 31, 2003, working capital was $440.1 million compared to $447.2 million at December 31, 2002. Cash and cash equivalents were $146.9 million at March 31, 2003, compared to $155.4 million at December 31, 2002. Short-term marketable securities were $13.8 million at March 31, 2003, compared to $28.9 million at December 31, 2002.

Net cash of $17.7 million was provided by operating activities during the first quarter of 2003 compared to $39.1 million during the same period of the prior year. The decrease in cash provided by operating activities was primarily the result of increased payments of accounts payable, accrued expenses and income taxes, and lower collections of accounts receivable and sales of other assets, partially offset by reduced inventory growth.

Net cash of $1.8 million was used for investing activities during the first quarter of 2003 compared to $10.9 million during the same period of the prior year. During the first quarter of 2003, our capital expenditures increased by approximately $6.3 million as compared to the same period of the prior year. During the first quarter of 2003, we spent $0.8 million to acquire intangible assets and businesses and increase our ownership interest in affiliates compared to $6.5 million during the same period of the prior year. In addition, we generated $9.2 million of additional net proceeds from the sale of marketable securities compared to the first quarter of 2002.

On January 24, 2003, we acquired API in Puerto Rico from Chemo Iberica S.A. and Quimica Sintetica S.A. for one million shares of our common stock, valued at $12.4 million, and $0.1 million in cash. API is primarily a manufacturing facility in Puerto Rico. API develops, manufactures and sells active pharmaceutical ingredients for various pharmaceutical products, including many products that we sell or have under development. In March 2003, we suspended production at this facility pending assessment and implementation of appropriate quality assurance programs and corrective programs to address pre-existing regulatory compliance concerns.

Net cash of $28.6 million was used by financing activities during the first quarter of 2003 compared to $87.7 million used during the same period of the prior year. During the first quarter of 2003, we repaid $24.4 million of bank debt, including repurchasing $20.3 million of our senior subordinated convertible debentures for $17.7 million, and made $1.2 million of new borrowings, but reduced our repurchases of common stock by $13.8 million compared to the same period of the prior year.

We plan to spend substantial amounts of capital in 2003 to continue the research and development of pharmaceutical products. Although research and development expenditures are expected to be between $90 million and $100 million during 2003, actual expenditures will depend on, among other things, the outcome of clinical testing or products under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity. In addition, we plan to spend between $90 million and $100 million in 2003 to improve and expand our pharmaceutical and other related facilities.

Our principal sources of short-term liquidity are existing cash and internally generated funds, which we believe will be sufficient to meet our operating needs and anticipated capital expenditures over the short term. For the long term, we intend to utilize principally internally generated funds, which are anticipated to be derived primarily from the sale of existing pharmaceutical products, pharmaceutical products currently under development and pharmaceuticals products we license or acquire. There can be no assurance that we will successfully complete products under development, that we will be able to obtain regulatory approval for any such products, or that any approved product will be produced in commercial quantities, at reasonable costs, and be successfully marketed or that we will acquire any such products. We may consider issuing debt or equity securities in the future to fund potential acquisitions and growth.

Income Taxes

We recognized a $17.1 million tax provision for the three months ended March 31, 2003, of which $4.0 million related to foreign operations.

As of March 31, 2003, domestic net deferred tax assets totaled $108.6 million and aggregate foreign net deferred tax assets totaled $7.9 million. Realization of the net deferred tax assets is dependent upon generating sufficient future domestic and foreign taxable income. Although realization is not assured, we believe it is more likely than not that the net deferred tax assets will be realized. Our estimates of future taxable income are subject to revision due to, among other things, regulatory and competitive factors affecting the pharmaceutical industries in the markets in which we operate. Such factors are further discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

Revenue Recognition, Sales Returns and Allowances – Revenues and the related cost of sales are recognized at the time title to our products and the risks and rewards of ownership passes to our customers. Our pharmaceutical revenues are affected by the level of provisions for estimated returns, inventory credits, discounts, promotional allowances, rebates, chargebacks, reimbursements relating to Medicaid and Medicare and other allowances. The custom in the U.S. pharmaceutical industry is generally to grant customers the right to return purchased goods. In the brand equivalent pharmaceutical industry, this custom has resulted in a practice of suppliers issuing inventory credits (also known as shelf-stock adjustments) to customers based on the customers’ existing inventory following decreases in the market price of the related brand equivalent pharmaceutical product. We have contractual agreements with many of our customers, which require that we grant these customers inventory credit following a price decrease. In other cases, the determination to grant a credit to a customer following a price decrease is at our discretion. These credits allow customers with established inventories to compete with those buying product at the current market price, and allow us to maintain shelf space, market share and customer loyalty.

We establish provisions for estimated returns, inventory credits and chargebacks, as well as other sales allowances, concurrently with the recognition of revenue. The provisions are established in accordance with accounting principles generally accepted in the United States based upon consideration of a variety of factors, including actual return and inventory credit experience for products during the past several years by product type, the number and timing of regulatory approvals for the product by our competitors (both historical and projected), the market for the product, expected sell-through levels by our wholesaler customers to customers with contractual pricing arrangements with us, estimated customer inventory levels by product and projected economic conditions. Actual product returns and inventory credits incurred are, however, dependent upon future events, including remaining shelf-life and price competition and the level of customer inventories at the time of any price decreases. We continually monitor the factors that influence the pricing of our products and customer inventory levels and make adjustments to these provisions when we believe that actual product returns, inventory credits and other allowances may differ from established reserves.

Royalty and license fee income are recognized when obligations associated with earning the royalty or licensing fee have been satisfied and are included in “Net revenues” in the accompanying consolidated statements of operations. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, our accounting policy is to review each contract and, if appropriate, we defer up-front payments, whether or not they are refundable, and recognize them in income over the obligation period. Where we expend resources to achieve milestones, we recognize the milestone payments in income currently. The total amortization of up-front payments and current recognition of milestones is limited to nonrefundable provisions of the contract.

Legal Costs – Legal charges are recorded for the costs anticipated to be incurred in connection with litigation and claims against us when we can reasonably estimate these costs. We intend to vigorously defend each of the lawsuits described in Note 13, Commitments and Contingencies, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2002, and in Part II Item 1 of this Form 10-Q but their respective outcomes cannot be predicted. Any of such lawsuits or investigations, if determined adversely to us, could have a material adverse effect on our financial position and results of operations. Our ultimate liability with respect to any of these proceedings is not presently determinable.

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

Disclosure Regarding Forward-Looking Statements

We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from any forward-looking statement which may have been deemed to have been made in this report or which are otherwise made by us or on our behalf. For this purpose any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” “continue” or “pursue,” or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Forward-looking statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among other things:

•	difficulties in product development and uncertainties related to the timing or outcome of product development;

•	the availability on commercially reasonable terms of raw materials, particularly raw materials for our paclitaxel product, and other third-party sourced products;

•	our ability to replace or renew license fees, royalties and development service fees as the related agreements expire or are terminated;

•	difficulties in complying with governmental regulations;

•	difficulties in manufacturing products;

•	our ability to reduce our backlog and manufacture, obtain and maintain a sufficient supply of products to meet market demand, retain our customers and meet contractual deadlines and terms;

•	our dependence on sole or limited source suppliers and the risk associated with a production interruption or shipment delays at such suppliers;

•	efficacy or safety concerns with respect to marketed products, whether or not scientifically justified, leading to recalls, withdrawals or declining sales;

•	that our proposed spending on facilities improvement and expansion may not be as projected;

•	our ability to obtain and maintain FDA approval of our manufacturing facilities, the failure of which could result in production stoppage or delays;

•	our ability to obtain approval from the FDA to market new pharmaceutical products;

•	the acceptance of new products by the medical community as effective as alternative forms of treatment for indicated conditions;

•	the outcome of any pending or future litigation or investigation (including patent, trademark and copyright litigation and the United Kingdom National Health Service investigation), and the cost, expenses and possible diversion of management’s time and attention arising from such litigation or investigation;

•	the impact of new regulations or court decisions regarding the protection of patents and the exclusivity period for the marketing of branded drugs;

•	the impact of the adoption of certain accounting standards;

•	our success in acquiring or licensing proprietary technologies that are necessary for our product development activities;

•	the impact of political and economic instability in the countries in which we operate, particularly Argentina and Venezuela;

•	our successful compliance with extensive, costly, complex and evolving governmental regulations and restrictions;

•	our ability to successfully compete in both the branded and brand equivalent pharmaceutical sectors; and

•	other risks and uncertainties detailed herein and from time to time in our Securities and Exchange Commission filings.

The information in this Form 10-Q is as of March 31, 2003, or, where clearly indicated, as of the date of this filing. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. We also may make additional disclosures in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we may file from time to time with the Securities and Exchange Commission. Please also note that we provide a cautionary discussion of risks and uncertainties under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2002. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here could also adversely affect us.

Item 3 – Quantitative and Qualitative Disclosures About Market Ris k

Market risk represents the risk of loss that may impact our consolidated financial position, results of operations or cash flows. We, in the normal course of doing business, are exposed to the risks associated with foreign currency exchange rates and changes in interest rates.

Foreign Currency Exchange Rate Risk – We have subsidiaries in more than 20 countries worldwide. During the three months ended March 31, 2003, sales by subsidiaries located outside the United States accounted for approximately 52% of worldwide sales. Virtually all of these sales were denominated in currencies of the local country. As such, our reported profits and cash flows are exposed to changing exchange rates. If the United States dollar weakens relative to the foreign currency, the earnings generated in the foreign currency will, in effect, increase when converted into United States dollars and vice versa. Although we do not speculate in the foreign exchange market, we do from time to time manage exposures that arise in the normal course of business related to fluctuations in foreign currency exchange rates by entering into offsetting positions through the use of foreign exchange forward contracts. As a result of exchange rate differences, net revenues increased by $3.3 million for the three months ended March 31, 2003, as compared to the same period of the prior year. The effects of inflation on consolidated net revenues and operating income were not significant. Certain firmly committed transactions are hedged with foreign exchange forward contracts. As exchange rates change, gains and losses on the exposed transactions are partially offset by gains and losses related to the hedging contracts. Both the exposed transactions and the hedging contracts are translated at current spot rates, with gains and losses included in earnings. Our derivative activities, which primarily consist of foreign exchange forward contracts, are initiated primarily to hedge forecasted cash flows that are exposed to foreign currency risk.

The foreign exchange forward contracts generally require us to exchange local currencies for foreign currencies based on pre-established exchange rates at the contracts’ maturity dates. If the counterparties to the exchange contracts do not fulfill their obligations to deliver the contracted currencies, we could be at risk for currency related fluctuations. We enter into these contracts with counterparties that we believe to be creditworthy and do not enter into any leveraged derivative transactions. As of March 31, 2003, we had $19.1 million in foreign exchange forward contracts outstanding, primarily to hedge Euro-based operating cash flows against Pounds Sterling.

Interest Rate Risk – Our only material debt obligations relate to the 4.5% and 5.5% Convertible Notes, which bear fixed rates of interest, and the amounts we owe for the purchase of QVAR®, which carry no stated interest rate. We believe that our exposure to market risk relating to interest rate risk is not material.

Item 4 – Controls and Procedure s

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

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

In the John Rice v. Abbott Laboratories, Inc. et al., Thompson v. Abbott Laboratories, Inc., et al. and Turner v. Abbott Laboratories, Inc., et al. cases previously reported in IVAX’ Annual Report on Form 10-K for the year ended December 2002, the defendants have been successful in removing these cases to federal court based on ERISA grounds and shortly thereafter, these cases were transferred to the multi-district litigation pending in Boston, Massachusetts.

On April 22, 2003, we received notice that IVAX Corporation, on behalf of itself and its subsidiaries and affiliates, was named as a defendant along with approximately 25 other pharmaceutical manufacturers in a complaint filed in the US District Court for the Northern District of Texas by an individual who has filed the action purportedly in the name of the United States government, styled United States of America, ex. rel, Paul King v. Alcon Laboratories, Inc., et al. In this suit, the plaintiff seeks to recover damages from the defendants, including us, for allegedly defrauding and conspiring to defraud the United States government by having made sales of drugs to various federal governmental agencies or causing the United States government to reimburse individuals or entities for drug products that did not comply with Current Good Manufacturing Practices and other regulations and laws. The suit seeks the recovery of treble damages from us and the other defendants, jointly and severally, which plaintiff alleges exceeds thirty billion dollars, plus the recovery of attorneys’ fees, interest, civil penalties, costs, and other relief. We intend to vigorously defend ourselves in this action and against these allegations.

On April 22, 2003, GenPharm, Inc. filed a complaint in the United States District Court for the District of Puerto Rico against ChemSource Corporation (currently API Industries, Inc., “API”) for damages and equitable relief, including declaratory relief and specific performance, arising out of API’s alleged breach of agreements and failure to supply GenPharm with an active pharmaceutical ingredient. The complaint also seeks the recovery of damages for API’S alleged negligence in failing to maintain production facilities in accordance with FDA standards. The plaintiff seeks to recover millions of dollars in damages, along with interest, costs and expenses, including attorneys’ fees and other fees and costs. The complaint has been tendered to the sellers of API for defense and indemnity based on the terms of the agreement by which API was sold to us.

Environmental Related Proceedings

On April 4, 2003, API received an Order on Consent from The Puerto Rico Aqueduct and Sewer Authority (“PRASA”) which requires that API follow a PRASA-approved compliance plan in order to achieve compliance with certain pretreatment standards. This order also establishes interim limits applicable during the implementation of the compliance plan and attaches stipulated penalties for each day of non-

compliance with the prescribed activities and reports schedule. API has been cooperating with EPA and PRASA regarding these allegations.

On April 28, 2003, API received an EPA issued Administrative Complaint dated April 15, 2003, which proposes that a civil penalty of approximately $19,000 be assessed against API for the alleged violation of certain conditions of its NPDES Multi-Sector General Permit. The complaint alleges that API failed to perform certain quarterly visual examinations and conduct an appropriate analysis of parameters during monitoring periods specified in the NPDES general permit. API is currently reviewing the allegations of the complaint. The complaint has been tendered to the sellers of API for defense and indemnity based on the terms of the agreement by which API was sold to us.

Item 6 – Exhibits and Reports on Form 8-K

(a)	Exhibits

10.20	Retirement Agreement, dated as of May 8, 2003, between IVAX Corporation and Isaac Kaye.	Filed herewith.

99.1	Certificate of the Chairman and Chief Executive Officer of IVAX Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

99.2	Certificate of the Chief Financial Officer of IVAX Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

(b)	Reports on Form 8-K

None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IVAX CORPORATION

Date:	May 14, 2003	By:	/s/ THOMAS E. BEIER
Thomas E. Beier Senior Vice President-Finance Chief Financial Officer

I, Phillip Frost, M.D., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of IVAX Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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
Phillip Frost, M.D. Chairman and Chief Executive Officer May 14, 2003

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ THOMAS E. BEIER
Thomas E. Beier Senior Vice President – Finance and Chief Financial Officer May 14, 2003

Exhibit Index

Exhibit Number	Exhibit Description
10.20	Retirement Agreement, dated as of May 8, 2003, between IVAX Corporation and Isaac Kaye.

99.1	Certificate of the Chairman and Chief Executive Officer of IVAX Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certificate of the Chief Financial Officer of IVAX Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.