Form 10-Q
period 2003-06-30
IVAX CORP
filed 2003-08-12
CIK 772197

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

195,662,835 shares of Common Stock, $.10 par value, outstanding as of July 25, 2003.

IVAX CORPORATION

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

IVAX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$185,955	$155,408
Marketable securities, short-term	2,101	28,873
Accounts receivable, net of allowances for doubtful accounts of $22,882 in 2003 and $21,719 in 2002	205,368	224,768
Inventories	345,132	309,655
Other current assets	148,577	162,513

Total current assets	887,133	881,217
Property, plant and equipment, net	453,102	420,246
Goodwill, net	420,790	407,403
Intangible assets, net	279,810	283,298
Other assets	85,885	55,595

Total assets	$2,126,720	$2,047,759

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$116,186	$111,590
Current portion of long-term debt	37,289	28,617
Loans payable	15,668	14,935
Accrued income taxes payable	32,549	50,555
Accrued expenses and other current liabilities	233,731	228,366

Total current liabilities	435,423	434,063
Long-term debt, net of current portion	819,510	872,339
Other long-term liabilities	55,251	46,115
Minority interest	12,608	10,379
Shareholders’ equity:
Common stock, $.10 par value, authorized 437,500 shares, issued and outstanding 195,337 shares in 2003 and 194,372 shares in 2002	19,534	19,437
Capital in excess of par value	323,337	311,367
Retained earnings	639,500	569,225
Accumulated other comprehensive loss	(178,443)	(215,166)

Total shareholders’ equity	803,928	684,863

Total liabilities and shareholders’ equity	$2,126,720	$2,047,759

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

Period Ended June 30,	Three Months		Six Months
(In thousands, except per share data)	2003	2002	2003	2002

Net revenues	$342,985	$280,406	$660,678	$552,628
Cost of sales	192,033	149,843	363,583	300,090

Gross profit	150,952	130,563	297,095	252,538

Operating expenses:
Selling	52,458	43,701	98,053	85,847
General and administrative	31,279	27,368	56,347	54,634
Research and development	25,065	18,330	45,486	37,384
Amortization of intangible assets	5,315	3,918	9,806	6,932
Restructuring costs	317	1,794	780	2,282

Total operating expenses	114,434	95,111	210,472	187,079

Income from operations	36,518	35,452	86,623	65,459
Other income (expense):
Interest income	686	3,026	1,919	5,425
Interest expense	(11,003)	(12,312)	(21,952)	(24,720)
Other income, net	230	19,354	5,854	24,374

Total other income (expense)	(10,087)	10,068	(14,179)	5,079

Income before income taxes and minority interest	26,431	45,520	72,444	70,538
Provision for income taxes	7,378	13,766	24,484	19,578

Income before minority interest	19,053	31,754	47,960	50,960
Minority interest	33	(32)	111	62

Income from continuing operations	19,086	31,722	48,071	51,022
Income from discontinued operations, net of tax of $12,763	22,204	—	22,204	—
Cumulative effect of accounting change	—	—	—	4,161

Net income	$41,290	$31,722	$70,275	$55,183

Basic earnings per common share:
Continuing operations	$0.10	$0.16	$0.25	$0.26
Discontinued operations	0.11	—	0.11	—
Cumulative effect of accounting change	—	—	—	0.02

Net income	$0.21	$0.16	$0.36	$0.28

Diluted earnings per common share:
Continuing operations	$0.10	$0.16	$0.25	$0.26
Discontinued operations	0.11	—	0.11	—
Cumulative effect of accounting change	—	—	—	0.02

Net income	$0.21	$0.16	$0.36	$0.28

Weighted average number of common shares outstanding:
Basic	195,163	195,083	195,066	195,642

Diluted	198,503	196,998	197,578	198,128

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Common Stock				Accumulated
			Capital in		Other
	Number of		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Income (Loss)	Total

BALANCE, January 1, 2003	194,372	$19,437	$311,367	$569,225	$(215,166)	$684,863
Comprehensive income:
Net income	—	—	—	70,275	—	70,275
Translation adjustment	—	—	—	—	36,631	36,631
Unrealized net gain on available-for-sale equity securities and derivatives, net of tax	—	—	—	—	92	92

Comprehensive income						106,998
Exercise of stock options	472	48	4,523	—	—	4,571
Tax benefit of option exercises	—	—	768	—	—	768
Employee stock purchases	43	4	446	—	—	450
Repurchase and retirement of common stock	(550)	(55)	(6,100)	—	—	(6,155)
Shares issued in acquisitions	1,000	100	12,293	—	—	12,393
Value of stock options issued to non-employees	—	—	40	—	—	40

BALANCE, June 30, 2003	195,337	$19,534	$323,337	$639,500	$(178,443)	$803,928

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months Ended June 30,	2003	2002
(In thousands)
Cash flows from operating activities:
Net income	$70,275	$55,183
Adjustments to reconcile net income to net cash flows from operating activities:
Restructuring costs	780	2,282
Depreciation and amortization	35,313	26,668
Deferred tax provision (benefit)	(282)	1,362
Tax effect of stock options exercised	768	1,297
Value of stock options issued to non-employees	40	—
Provision for doubtful accounts	2,003	2,064
Provision for inventory obsolescence	16,485	5,173
Interest accretion on notes payable	1,362	453
Minority interest in earnings	(111)	(62)
Equity in earnings of unconsolidated affiliates	(614)	(502)
Gain on sale of marketable securities	—	(797)
Gains on sale of product rights	(5,309)	(7,489)
(Gain) loss on sale of assets, net	(139)	370
Gains on extinguishment of debt	(2,274)	(9,570)
Income from discontinued operations	(22,204)	—
Cumulative effect of accounting change	—	(4,161)
Changes in operating assets and liabilities:
Accounts receivable	24,387	37,813
Inventories	(40,613)	(40,591)
Other current assets	3,304	9,396
Other assets	1,278	3,538
Accounts payable, accrued expenses and other current liabilities	(17,568)	(40,569)
Other long-term liabilities	(1,332)	1,701

Net cash flows from operating activities	65,549	43,559

Cash flows from investing activities:
Proceeds from sale of product rights	5,309	7,489
Capital expenditures	(40,569)	(35,150)
Proceeds from sale of assets	1,916	—
Acquisitions of intangible assets	(4,386)	(32,946)
Acquisitions of businesses, net of cash acquired	(48)	6,417
Investment in affiliates	2,310	58
Purchases of marketable securities	(250)	(100,473)
Proceeds from sales of marketable securities	28,626	226,420
Net proceeds from discontinued operations	8,824	—

Net cash flows from investing activities	1,732	71,815

Cash flows from financing activities:
Borrowings on long-term debt and loans payable	2,726	9,436
Payments on long-term debt and loans payable	(44,063)	(94,419)
Exercise of stock options and employee stock purchases	5,021	5,260
Repurchase of common stock	(6,155)	(50,625)

Net cash flows from financing activities	(42,471)	(130,348)

Effect of exchange rate changes on cash and cash equivalents	5,737	(13,871)

Net increase (decrease) in cash and cash equivalents	30,547	(28,845)
Cash and cash equivalents at the beginning of the period	155,408	178,264

Cash and cash equivalents at the end of the period	$185,955	$149,419

Supplemental disclosures:
Interest paid	$20,050	$22,895

Income tax payments	$46,149	$38,899

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share data)

(1) GENERAL:

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the results of operations, financial position and cash flows have been made. The results of operations and cash flows for the six months ended June 30, 2003, are not necessarily indicative of the results of operations and cash flows which may be reported for the remainder of 2003. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the Notes to Consolidated Financial Statements included in IVAX’ Annual Report on Form 10-K for the year ended December 31, 2002. For purposes of these financial statements, North America includes the United States and Canada. Mexico is included within Latin America.

(2) EARNINGS PER SHARE:

     A reconciliation of the denominator of the basic and diluted earnings per share computation for income from continuing operations is as follows:

	Three Months		Six Months
	2003	2002	2003	2002
Period Ended June 30,
Basic weighted average number of shares outstanding	195,163	195,083	195,066	195,642
Effect of dilutive securities – stock options and warrants	3,340	1,915	2,512	2,486

Diluted weighted average number of shares outstanding	198,503	196,998	197,578	198,128

Not included in the calculation of diluted earnings per share because their impact is antidilutive:
Stock options outstanding	9,419	14,264	12,483	9,960
Convertible debt	21,885	23,518	22,039	24,299

(3) STOCK-BASED COMPENSATION PLANS:

     As permissible under Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, IVAX accounts for all stock-based compensation arrangements using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, as interpreted by FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, and discloses pro forma net earnings and earnings per share amounts as if the fair value method had been adopted. Accordingly, no compensation cost is recognized for stock option awards granted to employees at or above market value.

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

	Three Months		Six Months
	2003	2002	2003	2002
Period Ended June 30,
Net income as reported	$41,290	$31,722	$70,275	$55,183
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	671	298	3,087	4,246

Pro forma net income	$40,619	$31,424	$67,188	$50,937
Basic net income per share as reported	0.21	0.16	0.36	0.28
Pro forma basic net income per share	0.21	0.16	0.34	0.26
Diluted net income per share as reported	0.21	0.16	0.36	0.28
Pro forma diluted net income per share	0.20	0.16	0.34	0.26
Weighted average fair value	$8.02	$4.97	$4.61	$8.38
Expected life (years)	5.2	5.2	5.2	5.2
Risk-free interest rate	2.7-3.4%	4.4-4.8%	2.7-4.0%	4.4-4.9%
Expected volatility	27%	27%	27%	27%
Dividend yield	0%	0%	0%	0%

     As the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. In addition, valuations are based on highly subjective assumptions about the future, including stock price volatility and exercise patterns.

(4) REVENUES:

     Net revenues are comprised of gross revenues less provisions for expected customer returns, inventory credits, discounts, promotional allowances, rebates, chargebacks, reimbursements relating to Medicaid and Medicare and other allowances. The reserve balances related to these provisions are included in “Accounts receivable, net of allowances for doubtful accounts” and “Accrued expenses and other current liabilities” in the accompanying consolidated balance sheets in the amounts of $164,536 and $119,330, respectively, at June 30, 2003, and $147,580 and $94,937, respectively, at December 31, 2002.

(5) INCOME FROM DISCONTINUED OPERATIONS:

     During June 2003, IVAX recorded income from discontinued operations in the amount of $22,204, net of tax of $12,763, or $0.11 per diluted share, resulting from a number of agreements, for certain patent and product rights and the settlement of litigation related to a contingent sale price dispute from the 1997 sale of McGaw, Inc. to B. Braun Melsungen AG. Under these agreements, IVAX received $13,896 of cash, net of related expenses incurred in 2003, and recorded a current tax payable of $5,072. In addition, the agreements provide for additional payments totaling $25,500 due in five approximately equal annual installments, which were recorded as a receivable discounted at 4%. IVAX also accrued $1,622 of additional fees related to the settlement and a deferred tax liability of $7,691.

(6)  INVENTORIES:

     Inventories consist of the following:

	June 30,	December 31,
	2003	2002

Raw materials	$132,863	$117,485
Work-in-process	58,166	50,678
Finished goods	154,103	141,492

Total inventories	$345,132	$309,655

     As of June 30, 2003, IVAX had approximately $12,872 in inventories relating to products pending launch while IVAX awaits receipt of final FDA or foreign governmental marketing approval and/or satisfactory resolution of patent infringement litigation.

(7)  INTANGIBLE ASSETS:

     Intangible assets consist of the following:

	June 30, 2003		December 31, 2002

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Patents and related licenses	$72,299	$43,306	$71,716	$40,989
Trademarks	116,909	11,098	113,160	7,518
Licenses and other intangibles	134,961	12,083	132,457	7,205

Total	$324,169	$66,487	$317,333	$55,712

Unamortized intangible assets:
Trademarks and product registrations	$22,128		$21,677

     Intangible assets amortization expense is estimated to be $10,589 for the remainder of fiscal 2003, $20,433 in fiscal 2004, $20,197 in fiscal 2005, $18,741 in fiscal 2006, and $20,267 in fiscal 2007.

(8) DEBT:

     During the first six months of 2003, IVAX repurchased $20,300 of 4.5% Convertible Senior Subordinated Notes due 2008 for $17,672, plus accrued interest of $262, and wrote off debt issuance costs of $403. This resulted in a gain on the extinguishment of debt of $2,225.

     During the first six months of 2003, IVAX repurchased $1,000 of 5.5% Convertible Senior Subordinated Notes due 2007 for $935, plus accrued interest of $12, and wrote off debt issuance costs of $16. This resulted in a gain on the extinguishment of debt of $49.

(9) BUSINESS SEGMENT INFORMATION:

	Three Months		Six Months
Revenues by Region	2003	2002	2003	2002
Period Ended June 30,
North America
External sales	$142,436	$111,546	$288,799	$214,507
Intersegment sales	178	276	462	552
Other revenues	6,954	7,124	17,080	14,860

Net revenues - North America	149,568	118,946	306,341	229,919

Europe
External sales	105,107	80,906	198,810	166,189
Intersegment sales	14,546	15,516	27,941	29,905
Other revenues	12,513	8,651	17,642	17,191

Net revenues – Europe	132,166	105,073	244,393	213,285

Latin America
External sales	60,458	57,726	111,081	116,503
Other revenues	132	430	259	830

Net revenues – Latin America	60,590	58,156	111,340	117,333

Corporate and other
External sales	13,768	12,928	24,815	20,208
Intersegment sales	(14,724)	(15,792)	(28,403)	(30,457)
Other revenues	1,617	1,095	2,192	2,340

Net revenues - Corporate and other	661	(1,769)	(1,396)	(7,909)

Consolidated net revenues	$342,985	$280,406	$660,678	$552,628

	Three Months		Six Months
Profits by Region	2003	2002	2003	2002
Period Ended June 30,
Income from continuing operations before minority interest:
North America	$15,717	$16,419	$44,719	$29,992
Europe	3,150	5,446	240	14,888
Latin America	4,994	13,288	11,386	17,466
Corporate and other	(4,808)	(3,399)	(8,385)	(11,386)

Income from continuing operations before minority interest	19,053	31,754	47,960	50,960

Net Income:
Minority interest	33	(32)	111	62
Discontinued operations	22,204	—	22,204	—
Cumulative effect of accounting change	—	—	—	4,161

Net income	$41,290	$31,722	$70,275	$55,183

	June 30,
Long-Lived Assets:	2003	2002

North America	$324,314	$306,290
Europe	322,347	265,458
Latin America	437,454	431,074
Corporate and other	131,511	110,048

Total	$1,215,626	$1,112,870

     The following table displays the changes in the carrying amounts of goodwill by geographic region for the six months ended June 30, 2003:

	Balance		Foreign	Balance
	January 1,		Exchange	June 30,
	2003	Acquisitions	and Other	2003

North America	$3,972	$2,646	$(2,500)	$4,118
Europe	32,839	—	1,955	34,794
Latin America	323,137	—	11,339	334,476
Corporate and other	47,455	—	(53)	47,402

Consolidated goodwill	$407,403	$2,646	$10,741	$420,790

(10) INCOME TAXES:

     The provision for income taxes from continuing operations consists of the following:

Period Ended June 30,	Three Months		Six Months
	2003	2002	2003	2002

Current:
Domestic	$5,629	$5,062	$18,634	$7,242
Foreign	4,794	6,083	6,132	10,974
Deferred	(3,045)	2,621	(282)	1,362

Total	$7,378	$13,766	$24,484	$19,578

     During the second quarter of 2003, IVAX recognized $2,550 of deferred tax asset in France as management now believes it is more likely than not that a portion of the deferred tax asset will be realized. Payment of the current tax provision for the year ending December 31, 2003, for domestic and foreign operations will be reduced by $478 and $290, respectively, representing the incremental impact of compensation expense deductions associated with non-qualified stock options exercised during the first six months of 2003. These amounts were credited to “Capital in excess of par value.” As of June 30, 2003, a domestic net deferred tax asset of $100,639 and an aggregate foreign net deferred tax asset of $10,432 are included in “Other current assets” and “Other assets” in the accompanying consolidated balance sheet. Realization of the net deferred tax assets is dependent upon generating sufficient future domestic and foreign taxable income. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized.

(11) SHAREHOLDERS’ EQUITY:

     During the first six months of 2003, IVAX repurchased 550 shares of its common stock at a total cost, including commissions, of $6,155.

(12) RECENTLY ISSUED ACCOUNTING STANDARDS:

     Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities. It is effective immediately for variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities acquired before February 1, 2003. As part of the acquisition of Lab Chile, IVAX acquired a note receivable secured by an option to acquire all of the outstanding shares of common stock of a company that owns 50.1% of a Latin American pharmacy chain, which had net revenues of $36,317 during the year ended December 31, 2002. Consolidation of the pharmacy chain may be required as of July 1, 2003. IVAX’ maximum exposure to loss is the recorded value of the receivable, which was $1,726 at June 30, 2003.

     SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, amends and clarifies accounting for derivative instruments under SFAS No. 133. It is effective for contracts entered into after June 30, 2003. The impact of adoption of this statement is not expected to be significant.

     SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liability and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The impact of adoption of this statement is not expected to be significant.

(13) ACQUISITIONS:

     On January 24, 2003, IVAX acquired ChemSource Corporation in Puerto Rico from Chemo Iberica S.A. and Quimica Sintetica S.A. for 1,000 shares of IVAX’ common stock, valued at $12,393, and $100 in cash. ChemSource Corporation was subsequently renamed API Industries, Inc. (“API”). The total purchase price, including acquisition costs of $306 less cash acquired of $358, was $12,441. API develops, manufactures and sells active pharmaceutical ingredients for various pharmaceutical products, including many products that IVAX sells or has under development. IVAX acquired API to further its objective of complementing existing businesses and to provide new products and marketing opportunities. The operating results of API are included in the consolidated financial statements subsequent to the January 24, 2003, acquisition date.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition, the purchase price paid and resulting goodwill. This preliminary allocation is subject to change based on receipt of final information concerning the fair values of assets acquired and liabilities assumed, including information about IVAX’ obligations relating to compliance with environmental law.

Current assets, excluding cash acquired	$3,579
Property, plant and equipment	8,308
Other assets	30

Total assets acquired	11,917

Current liabilities	2,122
Long-term debt	—

Total liabilities assumed	2,122

Net assets acquired	$9,795

Purchase price:
Cash acquired, net of cash paid	$(258)
Acquisition costs	306
Fair market value of stock issued	12,393

Total	$12,441

Goodwill	$2,646

     API’s results of operations prior to the acquisition were not significant in relation to IVAX’ results of operations.

     On May 27, 2003, IVAX entered into an agreement to acquire Advanced Tobacco Products, Inc. (“ATP”), for approximately 248 shares of IVAX’ common stock, valued at $4,302. The transaction to acquire ATP has been approved by the board of directors of each company and is subject to the approval of the shareholders of ATP. The total purchase price, including acquisition costs, will be allocated based on the fair value of the assets acquired upon closing. ATP is an inhalation technology company that developed a patent for nicotine impermeable copolymer technology marketed for smoking cessation, that it sold to Pharmacia in 1987. ATP receives payments from Pharmacia on the sales of those products. ATP also has an exclusive license to certain dry powder inhaler technology from Duke University. IVAX entered into the agreement to acquire ATP because of the complementary nature of ATP’s technology to IVAX’ product line and because of the anticipated product payments from Pharmacia’s products incorporating the patented nicotine technology sold by ATP to Pharmacia.

(14) LEGAL PROCEEDINGS:

     The following supplements and amends the discussion set forth under Item 3 – “Legal Proceedings” in IVAX’ Annual Report on Form 10-K for the year ended December 31, 2002.

     In the John Rice v. Abbott Laboratories, Inc. et al., Thompson v. Abbott Laboratories, Inc., et al., and Turner v. Abbott Laboratories, Inc., et al., cases previously reported in IVAX’ Annual Report on Form 10-K for the year ended December 31, 2002, the defendants, including IVAX, have been successful in removing these cases to federal court based on ERISA grounds and shortly thereafter, these cases were transferred to the multi-district litigation pending in Boston, Massachusetts.

     On April 22, 2003, IVAX received notice that IVAX was named as a defendant along with approximately 25 other pharmaceutical manufacturers in a complaint filed in the United States District Court for the Northern District of Texas by an individual who has filed the action purportedly in the name of the United States government, styled United States of America, ex. rel, Paul King v. Alcon Laboratories, Inc., et al. In this suit, the plaintiff seeks to recover damages from the defendants, including IVAX, for allegedly defrauding and conspiring to defraud the United States government by having made sales of drugs to various federal governmental agencies or causing the United States government to reimburse individuals or entities for drug products that did not comply with Current Good Manufacturing Practices and other regulations and laws. The suit seeks the recovery of treble damages from IVAX and the other defendants, jointly and severally, which plaintiff alleges exceeds thirty billion dollars, plus the recovery of attorneys’ fees, interest, civil penalties, costs, and other relief. IVAX intends to vigorously defend itself in this action and against these allegations.

     On April 22, 2003, GenPharm, Inc. filed a complaint in the United States District Court for the District of Puerto Rico against ChemSource Corporation (currently API) for damages and equitable relief, including declaratory relief and specific performance, arising out of API’s alleged breach of agreements and failure to supply GenPharm with an active pharmaceutical ingredient. The complaint also seeks the recovery of damages for API’s alleged negligence in failing to maintain production facilities in accordance with FDA standards. The plaintiff seeks to recover millions of dollars in damages, along with interest, costs and expenses, including attorneys’ fees and other fees and costs. The complaint has been tendered to the sellers of API for defense and indemnity based on the terms of the agreement by which API was sold to IVAX.

Fen-Phen Litigation

     With respect to the individual and class action lawsuits in both state and federal courts involving the diet drug combination of fenfluramine and phentermine, commonly known as “fen-phen,” previously reported in IVAX’ Annual Report on Form 10-K for the year ended December 31, 2002, to date, IVAX Pharmaceuticals has been named in approximately 5,137 cases and has been dismissed from approximately 4,925 of these cases.

United Kingdom Serious Fraud Office Investigation and Related Litigation

     With respect to the civil claim filed by the Secretary of State for Health on behalf of itself and others against Norton Healthcare, Norton Pharmaceuticals and others, as previously reported in IVAX’ Annual Report on Form 10-K for the year ended December 31, 2002, Norton’s request for a stay of the civil action was denied.

Environmental Related Proceedings

     On April 4, 2003, API received an Order on Consent from The Puerto Rico Aqueduct and Sewer Authority (“PRASA”) which requires that API follow a PRASA-approved compliance plan in order to achieve compliance with certain pretreatment standards. This Order also establishes interim limits applicable during the implementation of the compliance plan and attaches stipulated penalties for each day of non-compliance with the prescribed activities and reports schedule. On June 11, 2003, API submitted to PRASA certifications of compliance with two pretreatment standards identified in the Order on Consent. API negotiated with PRASA the final terms of the Order on Consent for the two remaining pretreatment standards, which was signed and finalized on June 30, 2003.

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

(15) SUBSEQUENT EVENTS:

     From July 1, 2003, through August 4, 2003, IVAX repurchased $2,000 of 4.5% Convertible Senior Subordinated Notes due 2008 for $1,980, plus accrued interest of $19, and wrote off debt issuance costs of $37, resulting in a loss on extinguishment of debt of $17.

     On July 15, 2003, IVAX entered into an agreement with 3M Pharmaceutical Division, 3M Innovative Properties Company and Riker Laboratories, Inc. (“3M Company’s”), to acquire a respiratory branded business including license rights to certain branded respiratory products and the related marketing and sales forces in nine European countries. The total consideration due under the agreement, including minimum annual royalty payments, is $77,000, of which $26,000 is due on the closing date, $24,000 is due on the first and second anniversaries of the closing date and $3,000 is due on the third anniversary. IVAX is also required to make additional royalty payments on achieving certain annual sales levels up to a maximum of $1,265 per year, or $6,575 in total. This transaction is expected to close in September 2003, after receipt of certain requisite regulatory approvals.

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

Results of Operations

Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002

     Net income for the six months ended June 30, 2003, was $70.3 million, or $0.36 per diluted share, compared to $55.2 million, or $0.28 per diluted share, for the same period of the prior year. Income from continuing operations for the six months ended June 30, 2003, was $48.1 million, or $0.25 per diluted share, compared to $51.0 million, or $0.26 per diluted share, for the same period of the prior year. During June 2003, we recorded income from discontinued operations in the amount of $22.2 million, net of tax of $12.8 million, or $0.11 per diluted share, resulting from a number of agreements, for certain patent and product rights and the settlement of litigation related to a contingent sale price dispute from the 1997 sale of McGaw, Inc. to B. Braun Melsungen AG. Under these agreements, we received $13.9 million of cash, net of related expenses incurred in 2003, and recorded a current tax payable of $5.1 million. In addition, the agreements provide for additional payments totaling $25.5 million due in five approximately equal annual installments, which were recorded as a receivable discounted at 4%. We also accrued $1.6 million of additional fees related to the settlement and a deferred tax liability of $7.7 million. As of January 1, 2002, we recorded a cumulative change in accounting principle credit in the amount of $4.2 million, or $0.02 per diluted share, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations.

     Net Revenues and Gross Profit

     Net revenues for the six months ended June 30, 2003, totaled $660.7 million, an increase of $108.0 million, or 20%, from the $552.6 million reported in the same period of the prior year. This increase was comprised of increases of $76.4 million from North American subsidiaries, $31.1 million from European subsidiaries and $6.5 million from other operations, partially offset by a decrease in net revenues of $6.0 million from Latin American subsidiaries.

     North American subsidiaries net revenues totaled $306.3 million for the six months ended June 30, 2003, compared to $229.9 million for the same period of the prior year. North American subsidiaries recorded provisions for sales returns and allowances that reduced gross sales by $306.4 million during the six months ended June 30, 2003, and $278.4 million for the same period of the prior year. The 33% increase in net revenues was due to the impacts of price increases of $18.5 million and volume increases of $55.7 million and an increase in other revenues of $2.2 million.

     European subsidiaries generated net revenues of $244.4 million for the six months ended June 30, 2003, compared to $213.3 million for the same period of the prior year. European subsidiaries recorded provisions for sales returns and allowances that reduced gross sales by $18.1 million during the six months ended June 30, 2003, and $22.8 million for the same period of the prior year. The 15% increase in net revenues was primarily due to favorable effects of currency exchange rates of $33.9 million and the impact of price increases of $3.0 million, partially offset by the impact of volume decreases of $2.4 million and a decrease, net of currency effects, in other revenues of $3.4 million. The decrease in other revenues was primarily due to reduced product collaboration and development fees of $12.3 million, partially offset by a $6.0 million milestone payment received in the second quarter under a license and development agreement and an increase in various other revenues of $2.9 million.

     Latin American subsidiaries generated net revenues of $111.3 million for the six months ended June 30, 2003, compared to $117.3 million for the same period of the prior year. Latin American subsidiaries recorded provisions for sales returns and allowances that reduced gross sales by $16.0 million during the six months ended June 30, 2003, and $17.6 million for the same period of the prior year. The 5% decrease in net revenues was primarily due to unfavorable effects of currency devaluations of $21.1 million and a decrease, net of currency effects, in other revenues of $0.6 million, partially offset by the impacts of price increases of $6.1 million and volume increases of $9.6 million.

     Gross profit was $297.1 million (45% of net revenues) for the six months ended June 30, 2003, compared to $252.5 million (46% of net revenues) for the same period of the prior year.

     As part of our ongoing business strategy, we enter into collaborative alliances, which allow us to exploit our drug discovery and development capabilities or provide us with valuable intellectual property and technologies. Many of these alliances involve licenses to other companies relating to technologies or compounds under development and, in some cases, finished products. These licenses permit us to reduce our development costs and often involve the receipt of an up-front payment and fees upon completion of certain development milestones and also provide for royalties based on sales of the products. We have received significant payments in the past from these arrangements. We expect that milestone, developmental, royalty and other payments under existing and new collaboration and license agreements with other parties will continue to be an important part of our business. Our future net revenues and profits will depend and will fluctuate from period to period, in part, based upon our ability to replace or renew license fees, royalties and development service fees as the related agreements expire or are terminated. Our future net revenues and profits will also depend upon:

•	our ability to obtain and maintain FDA approval of our manufacturing facilities;

•	our ability to maintain a pipeline of products in development;

•	our ability to achieve the milestones specified in our license and development agreements;

•	our ability to manufacture, obtain and maintain a sufficient supply of products to meet market demand, retain our customers and meet contractual deadlines and terms;

•	our ability to develop and rapidly introduce new products and to introduce existing products into new territories;

•	the timing of regulatory approval of such products;

•	the availability and cost of raw materials required to manufacture such products;

•	our ability to manufacture such products efficiently;

•	the number and timing of regulatory approvals of competing products;

•	the outcome and timing of legal proceedings, particularly those related to patent infringement cases;

•	our ability to forecast inventory levels and trends at our customers and their end-customers; and

•	our and our competitors’ pricing and chargeback policies.

     Operating Expenses

     Selling expenses increased $12.2 million, or 14%, to $98.1 million (15% of net revenues) for the six months ended June 30, 2003, compared to $85.8 million (16% of net revenues) for the same period of the prior year. The increase was due primarily to higher expenses associated with our U.S. proprietary sales force.

     General and administrative expenses increased $1.7 million, or 3%, to $56.3 million (9% of net revenues) for the six months ended June 30, 2003, compared to $54.6 million (10% of net revenues) for the same period of the prior year. The increase is primarily attributable to general and administrative expenses from the operations of API Industries, Inc. (“API,” formerly ChemSource Corporation), which was acquired January 24, 2003.

     Research and development expenses for the six months ended June 30, 2003, increased $8.1 million, or 22%, to $45.5 million (7% of net revenues), compared to $37.4 million (7% of net revenues) for the same period of the prior year due primarily to an increase in various research and development projects, bio-study costs and work force in North America and Europe. Our future level of research and development expenditures will depend on, among other things, the outcome of clinical testing of products under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions, collaborative alliances and liquidity.

     During the first six months of 2003, we incurred $0.8 million of restructuring costs in the United Kingdom and Chile, consisting primarily of employee termination benefits, compared to $2.3 million of restructuring costs at two subsidiaries during the first six months of 2002.

     Other Income (Expense)

     Interest income decreased $3.5 million and interest expense decreased $2.8 million for the six months ended June 30, 2003, compared to the same period of the prior year primarily due to the early extinguishment of debt.

     Other income, net decreased $18.5 million for the six months ended June 30, 2003, compared to the same period of the prior year. During the first six months of 2003, we realized gains of $2.3 million on the repurchase of subordinated notes compared to $9.5 million realized in the same period of the prior year. In addition, during the first six months of 2003, we earned minimum royalties of $5.3 million recorded as additional consideration for the 1997 sale of Elmiron to Ortho-McNeil Pharmaceutical, Inc. compared to $7.5 million of milestone and royalties earned in the same period of the prior year. During the second quarter of 2002, we recorded a gain of $6.3 million on the sale of certain intangible assets in the Czech Republic.

Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002

     Net income for the three months ended June 30, 2003, was $41.3 million, or $0.21 per diluted share, compared to $31.7 million, or $0.16 per diluted share, for the same period of the prior year.

Income from continuing operations for the three months ended June 30, 2003, was $19.1 million, or $0.10 per diluted share, compared to $31.7 million, or $0.16 per diluted share, for the same period of the prior year. During June 2003, we recorded income from discontinued operations in the amount of $22.2 million, net of tax of $12.8 million, or $0.11 per diluted share, resulting from a number of agreements, for certain patent and product rights and the settlement of litigation related to a contingent sale price dispute from the 1997 sale of McGaw, Inc. to B. Braun Melsungen AG.

     Net Revenues and Gross Profit

     Net revenues for the three months ended June 30, 2003, totaled $343.0 million, an increase of $62.6 million, or 22%, from the $280.4 million reported in the same period of the prior year. This increase was comprised of increases of $30.6 million from North American subsidiaries, $27.1 million from European subsidiaries, $2.5 million from Latin American subsidiaries and $2.4 million from other operations.

     North American subsidiaries net revenues totaled $149.6 million for the three months ended June 30, 2003, compared to $118.9 million for the same period of the prior year. North American subsidiaries recorded provisions for sales returns and allowances that reduced gross sales by $163.2 million during the three months ended June 30, 2003, and $146.8 million for the same period of the prior year. The 26% increase in net revenues was primarily due to the impacts of price increases of $3.0 million, volume increases of $27.7 million and a decrease in other revenues of $0.1 million.

     European subsidiaries generated net revenues of $132.2 million for the three months ended June 30, 2003, compared to $105.1 million for the same period of the prior year. European subsidiaries recorded provisions for sales returns and allowances that reduced gross sales by $10.7 million during the three months ended June 30, 2003, and $11.0 million for the same period of the prior year. The 26% increase in net revenues was primarily due to favorable effects of currency exchange rates of $15.5 million and the impacts of price increases of $1.2 million and volume increases of $8.4 million and an increase, net of currency effects, in other revenues of $2.0 million. The increase in other revenues was primarily due to a $6.0 million milestone payment received in the second quarter under a license and development agreement and an increase in various other revenues of $2.2 million, partially offset by reduced product collaboration and development fees of $6.2 million.

     Latin American subsidiaries generated net revenues of $60.6 million for the three months ended June 30, 2003, compared to $58.1 million for the same period of the prior year. Latin American subsidiaries recorded provisions for sales returns and allowances that reduced gross sales by $8.7 million during the three months ended June 30, 2003, and $8.1 million for the same period of the prior year. The 4% increase in net revenues was primarily due to the impacts of price increases of $0.3 million and volume increases of $10.1 million, partially offset by the unfavorable effects of currency devaluations of $7.7 million and a decrease, net of currency effects, in other revenues of $0.3 million.

     Gross profit was $151.0 million (44% of net revenues) for the three months ended June 30, 2003, compared to $130.6 million (47% of net revenues) for the same period of the prior year. The decrease in gross profit percentage was primarily attributable to the unfavorable effects of currency devaluations in Latin America.

     Operating Expenses

     Selling expenses increased $8.8 million, or 20%, to $52.5 million (15% of net revenues) for the three months ended June 30, 2003, compared to $43.7 million (16% of net revenues) for the same period of the prior year. The increase was due primarily to higher expenses associated with our U.S. proprietary sales force.

     General and administrative expenses increased $3.9 million, or 14%, to $31.3 million (9% of net revenues) for the three months ended June 30, 2003, compared to $27.4 million (10% of net revenues) for the same period of the prior year. The increase is primarily attributable to general and administrative expenses from the operations of API, which was acquired January 24, 2003, and to a $1.5 million severance payment to our Deputy Chief Executive Officer who retired during the quarter.

     Research and development expenses for the three months ended June 30, 2003, increased $6.7 million, or 37%, to $25.1 million (7% of net revenues), compared to $18.3 million (7% of net revenues) for the same period of the prior year due primarily to an increase in various research and development projects, bio-study costs and work force in North America and Europe. Our future level of research and development expenditures will depend on, among other things, the outcome of clinical testing of products under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions, collaborative alliances and liquidity.

     During the second quarter of 2003, we incurred $0.3 million of restructuring costs in Chile, consisting primarily of employee termination benefits, compared to $1.8 million of restructuring costs at two subsidiaries during the second quarter of 2002.

     Other Income (Expense)

     Interest income decreased $2.3 million and interest expense decreased $1.3 million for the three months ended June 30, 2003, compared to the same period of the prior year primarily due to the early extinguishment of debt.

     Other income, net decreased $19.1 million for the three months ended June 30, 2003, compared to the same period of the prior year. During the second quarter of 2003, we realized gains of $0.1 million on the repurchase of subordinated notes compared to $4.2 million realized in the same period of the prior year. In addition, during the second quarter of 2003, we earned minimum royalties of $2.7 million recorded as additional consideration for the 1997 sale of Elmiron to Ortho-McNeil Pharmaceutical, Inc. compared to $5.7 million of milestone and royalties earned in the same period of the prior year. During the second quarter of 2002, we recorded a gain of $6.3 million on the sale of certain intangible assets in the Czech Republic.

Recently Issued Accounting Standards

     Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities. It is effective immediately for variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities acquired before February 1, 2003. As part of the acquisition of Lab Chile, we acquired a note receivable secured by an option to acquire all of the outstanding shares of common stock of a company that owns 50.1% of a Latin American pharmacy chain, which had net revenues of $36.3 million for the year ended December 31, 2002. Consolidation of the pharmacy chain may be required as of July 1, 2003. Our maximum exposure to loss is the recorded value of the receivable, which was $1.7 million at June 30, 2003.

     Statement of Financial Accounting Standards (“SFAS”) No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, amends and clarifies accounting for derivative instruments under SFAS No. 133. It is effective for contracts entered into after June 30, 2003. The impact of adoption of this statement is not expected to be significant.

     SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liability and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The impact of adoption of this statement is not expected to be significant.

Liquidity and Capital Resources

     At June 30, 2003, working capital was $451.7 million compared to $447.2 million at December 31, 2002. Cash and cash equivalents were $186.0 million at June 30, 2003, compared to $155.4 million at December 31, 2002. Short-term marketable securities were $2.1 million at June 30, 2003, compared to $28.9 million at December 31, 2002.

     Net cash of $65.5 million was provided by operating activities during the first six months of 2003 compared to $43.6 million during the same period of the prior year. The increase in cash provided by operating activities was primarily the result of increased net income, decreased payments of accounts payable, accrued expenses and other current liabilities, partially offset by increased other assets and lower collections of accounts receivable.

     Net cash of $1.7 million was provided by investing activities during the first six months of 2003 compared to $71.8 million provided by investing activities during the same period of the prior year. During the first six months of 2003, our capital expenditures increased by approximately $5.4 million as compared to the same period of the prior year. During the first six months of 2003, we spent $2.1 million to acquire intangible assets and businesses and increase our ownership interest in affiliates compared to $26.5 million during the same period of the prior year. During the first six months of 2003, we generated $28.4 million of net proceeds from the sale of marketable securities compared to $126.0 million during the first six months of 2002. In addition, we generated $8.8 million of net proceeds from discontinued operations.

     On January 24, 2003, we acquired API in Puerto Rico from Chemo Iberica S.A. and Quimica Sintetica S.A. for 1.0 million shares of our common stock, valued at $12.4 million, and $0.1 million in cash. API develops, manufactures and sells active pharmaceutical ingredients for various pharmaceutical products, including many products that we sell or have under development. In March 2003, we suspended production at this facility pending assessment and implementation of appropriate quality assurance programs and corrective programs to address pre-existing regulatory compliance concerns.

     Net cash of $42.5 million was used by financing activities during the first six months of 2003 compared to $130.3 million used during the same period of the prior year. During the first six months of 2003, we repaid $44.1 million of bank debt, including repurchasing $21.3 million of our senior subordinated convertible debentures for $18.6 million, and made $2.7 million of new borrowings, but reduced our repurchases of common stock by $44.5 million compared to the same period of the prior year.

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

     On May 27, 2003, we entered into an agreement to acquire Advanced Tobacco Products, Inc. (“ATP”), for approximately 0.2 million shares of our common stock, valued at $4.3 million. The transaction to acquire ATP has been approved by the board of directors of each company and is subject to the approval of the shareholders of ATP. ATP is an inhalation technology company that developed a patent for nicotine impermeable copolymer technology marketed for smoking cessation, that it sold to Pharmacia in 1987. ATP receives payments from Pharmacia on the sales of those products. ATP also has an exclusive license to certain dry powder inhaler technology from Duke University. We entered into the agreement to acquire ATP because of the complementary nature of ATP’s technology to our product line and because of the anticipated product payments from Pharmacia’s products incorporating the patented nicotine technology sold by ATP to Pharmacia.

     We also entered into an agreement with the 3M Company on July 15, 2003, to acquire a respiratory branded business including license rights to certain branded respiratory products and the related marketing and sales forces in nine European countries. The total consideration due under the agreement, including minimum annual royalty payments, is $77.0 million, of which $26.0 million is due on the closing date, $24.0 million is due on the first and second anniversaries of the closing date and $3.0 million is due on the third anniversary. We are also required to make additional royalty payments on achieving certain annual sales levels up to a maximum of $1.3 million per year, or $6.6 million in total. This transaction is expected to close in September 2003, after receipt of certain requisite regulatory approvals.

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

Income Taxes

     We recognized a $24.5 million tax provision for the six months ended June 30, 2003, of which $5.5 million related to foreign operations. During the second quarter of 2003, we recognized $2.6 million of deferred tax asset in France as management now believes it is more likely than not that a portion of the deferred tax asset will be realized.

     As of June 30, 2003, domestic net deferred tax assets totaled $100.6 million and aggregate foreign net deferred tax assets totaled $10.4 million. Realization of the net deferred tax assets is dependent upon generating sufficient future domestic and foreign taxable income. Although realization is not assured, we believe it is more likely than not that the net deferred tax assets will be realized. Our estimates of future taxable income are subject to revision due to, among other things, regulatory and competitive factors affecting the pharmaceutical industries in the markets in which we operate. Such factors are further discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2002.

Critical Accounting Policies

     The consolidated financial statements include the accounts of IVAX Corporation and all majority-owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates. Management periodically evaluates estimates and assumptions used in the preparation of the financial statements and makes changes on a prospective basis when adjustments are necessary. Significant estimates include accounts receivable allowances, deferred tax asset allowances, inventory reserves, environmental reserves, litigation reserves, provisions for estimated sales returns and allowances, including chargebacks, rebates, returns and shelf-stock adjustments, and the useful lives of intangible assets.

     Inventory - Inventories are stated at the lower of cost (first-in, first-out) or market. Components of inventory cost include materials, labor and manufacturing overhead. In evaluating whether inventory is stated at the lower of cost or market, we consider such factors as the amount of inventory on hand, estimated time required to sell such inventory, remaining shelf life of the inventory and current market price of the inventory. We have made, are in the process of making and/or will scale-up and make commercial quantities of certain of our product candidates prior to the date we anticipate that such products will receive final FDA or foreign governmental marketing approval and/or satisfactory resolution of patent infringement litigation involving them (i.e., pre-launch inventory). The scale-up and commercial production of pre-launch inventories involves the risk that such products may not be approved for marketing by the governmental agencies on a timely basis, or ever, and/or that the outcome of related litigation may not be satisfactory. This risk notwithstanding, we plan to continue to scale-up and build pre-launch inventories of certain products that have not yet received final governmental approval and/or satisfactory resolution of patent infringement litigation when we believe that such action is appropriate in relation to the commercial value of the product launch opportunity. As of June 30, 2003, we had approximately $12.9 million of inventories pending final approval and/or satisfactory resolution of litigation.

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

     Royalty and license fee income are recognized when obligations associated with earning the royalty or licensing fee have been satisfied and are included in “Net revenues” in the accompanying consolidated statements of operations. In accordance with EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, our accounting policy is to review each contract to determine if there are multiple revenue-generating activities that constitute more than one unit of accounting. If appropriate, we defer up-front payments, whether or not they are refundable, and recognize them in income over the obligation period. Where we expend resources to achieve milestones, we recognize the milestone payments in income currently. The total amortization of up-front payments and current recognition of milestones is limited to nonrefundable provisions of the contract.

     Legal Costs – Legal charges are recorded for the costs anticipated to be incurred in connection with litigation and claims against us when we can reasonably estimate these costs. We intend to vigorously defend each of the lawsuits described in Note 14, Commitments and Contingencies, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2002, and in Note 14, Legal Proceedings, in the Notes to Consolidated Financial Statements included in this Form 10-Q but their respective outcomes cannot be predicted. Any of such lawsuits or investigations, if determined adversely to us, could have a material adverse effect on our financial position and results of operations. Our ultimate liability with respect to any of these proceedings is not presently determinable.

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

Disclosure Regarding Forward-Looking Statements

     We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from any forward-looking statement which may have been deemed to have been made in this report or which are otherwise made by us or on our behalf. For this purpose any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” “continue” or “pursue,” or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Forward-looking statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among other things:

•	difficulties in product development and uncertainties related to the timing or outcome of product development;

•	the availability on commercially reasonable terms of raw materials, particularly raw materials for our paclitaxel product, and other third-party sourced products;

•	our ability to replace or renew license fees, royalties and development service fees as the related agreements expire or are terminated;

•	difficulties in complying with governmental regulations;

•	difficulties in manufacturing products;

•	our ability to reduce our backlog and manufacture, obtain and maintain a sufficient supply of products to meet market demand, retain our customers and meet contractual deadlines and terms;

•	our dependence on sole or limited source suppliers and the risk associated with a production interruption or shipment delays at such suppliers;

•	efficacy or safety concerns with respect to marketed products, whether or not scientifically justified, leading to recalls, withdrawals or declining sales;

•	that our proposed spending on facilities improvement and expansion may not be as projected;

•	our ability to obtain and maintain FDA approval of our manufacturing facilities, the failure of which could result in production stoppage or delays;

•	our ability to obtain approval from the FDA to market new pharmaceutical products;

•	the acceptance of new products by the medical community as effective as alternative forms of treatment for indicated conditions;

•	the outcome and timing of any pending or future litigation or investigation (including patent, trademark and copyright litigation and the United Kingdom National Health Service investigation), and the cost, expenses and possible diversion of management’s time and attention arising from such litigation or investigation;

•	the impact of new regulations or court decisions regarding the protection of patents and the exclusivity period for the marketing of branded drugs;

•	the impact of the adoption of certain accounting standards;

•	our success in acquiring or licensing proprietary technologies that are necessary for our product development activities;

•	the impact of political and economic instability in the countries in which we operate, particularly Argentina and Venezuela;

•	our successful compliance with extensive, costly, complex and evolving governmental regulations and restrictions;

•	our ability to successfully compete in both the branded and generic pharmaceutical sectors; and

•	other risks and uncertainties detailed herein and from time to time in our Securities and Exchange Commission filings.

     The information in this Form 10-Q is as of June 30, 2003, or, where clearly indicated, as of the date of this filing. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. We also may make additional disclosures in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we may file from time to time with the Securities and Exchange Commission. Please also note that we provide a cautionary discussion of risks and uncertainties under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2002. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here could also adversely affect us.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

     Market risk represents the risk of loss that may impact our consolidated financial position, results of operations or cash flows. We, in the normal course of doing business, are exposed to the risks associated with foreign currency exchange rates and changes in interest rates.

     Foreign Currency Exchange Rate Risk – We have subsidiaries in more than 20 countries worldwide. During the six months ended June 30, 2003, sales by subsidiaries located outside the United States accounted for approximately 55% of worldwide sales. The majority of these sales were denominated in currencies of the local country. As such, our reported profits and cash flows are exposed to changing exchange rates. If the United States dollar weakens relative to the foreign currency, the earnings generated in the foreign currency will, in effect, increase when converted into United States dollars and vice versa. Although we do not speculate in the foreign exchange market, we do from time to time manage exposures that arise in the normal course of business related to fluctuations in foreign currency exchange rates by entering into offsetting positions through the use of foreign exchange forward contracts. As a result of exchange rate differences, net revenues increased by $13.4 million for the six months ended June 30, 2003, compared to the same period of the prior year. The effects of inflation on consolidated net revenues and operating income were not significant. Certain firmly committed transactions are hedged with foreign exchange forward contracts. As exchange rates change, gains and losses on the exposed transactions are partially offset by gains and losses related to the hedging contracts. Both the exposed transactions and the hedging contracts are translated at current spot rates, with gains and losses included in earnings. Our derivative activities, which primarily consist of foreign exchange forward contracts, are initiated primarily to hedge forecasted cash flows that are exposed to foreign currency risk.

     The foreign exchange forward contracts generally require us to exchange local currencies for foreign currencies based on pre-established exchange rates at the contracts’ maturity dates. If the counterparties to the exchange contracts do not fulfill their obligations to deliver the contracted currencies, we could be at risk for currency related fluctuations. We enter into these contracts with counterparties that we believe to be creditworthy and do not enter into any leveraged derivative transactions. As of June 30, 2003, we had $14.0 million in foreign exchange forward contracts outstanding, primarily to hedge Euro-based operating cash flows against Pounds Sterling.

     Interest Rate Risk – Our only material debt obligations relate to the 4.5% and 5.5% Convertible Notes, which bear fixed rates of interest, and the amounts we owe for the purchase of QVAR®, which carry no stated interest rate. We believe that our exposure to market risk relating to interest rate risk is not material.

Item 4 –Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     We have evaluated the design and operation of our disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Exchange Act and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including our principal executive officer and principal financial officer as of the end of the quarterly period to which this Quarterly Report on Form 10-Q relates. The principal executive officer and principal financial officer have concluded, based on their review and subject to the limitations noted below, that our disclosure controls and procedures, as defined at Exchange Act Rules 13a-15(e), are effective to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

     The following supplements and amends our discussion set forth under Item 3 – “Legal Proceedings” in IVAX’ Annual Report on Form 10-K for the year ended December 31, 2002, and Part II, Item 1 in IVAX’ Quarterly Report on Form 10-Q for the period ended March 31, 2003.

Fen-Phen Litigation

     With respect to the individual and class action lawsuits in both state and federal courts involving the diet drug combination of fenfluramine and phentermine, commonly known as “fen-phen,” previously reported in IVAX’ Annual Report on Form 10-K for the year ended December 31, 2002, to date, IVAX Pharmaceuticals has been named in approximately 5,137 cases and has been dismissed from approximately 4,925 of these cases.

United Kingdom Serious Fraud Office Investigation and Related Litigation

     With respect to the civil claim filed by the Secretary of State for Health on behalf of itself and others against Norton Healthcare, Norton Pharmaceuticals and others, as previously reported in IVAX’ Annual Report on Form 10-K for the year ended December 31, 2002, Norton’s request for a stay of the civil action was denied.

Environmental Related Proceedings

     With respect to the Order on Consent received by API on April 4, 2003, from The Puerto Rico Aqueduct and Sewer Authority (“PRASA”) previously reported in IVAX’ Quarterly Report on Form 10-Q for the period ended March 31, 2003, on June 11, 2003, API submitted to PRASA certifications of compliance with two pretreatment standards identified in the Order on Consent. API negotiated with PRASA the final terms of the Order on Consent for the two remaining pretreatment standards, which was signed and finalized on June 30, 2003.

Item 4 – Submission of Matters to a Vote of Security Holders

     Our annual meeting of shareholders was held on June 19, 2003. The following is a summary of the matters voted on at that meeting:

     The shareholders elected eleven Directors, constituting the entire Board of Directors, to serve until the next annual meeting of shareholders and until their respective successors are duly elected and qualified. The persons elected to our Board of Directors and the number of votes cast for and withheld/against each nominee for director were as follows:

Director	For	Withheld/Against

Betty G. Amos	166,447,663	3,193,191
Mark Andrews	143,278,484	26,362,370
Ernst Biekert, Ph.D.	143,326,031	26,314,823
Jack Fishman, Ph.D.	145,331,181	24,309,673
Neil Flanzraich	143,111,393	26,529,461
Phillip Frost, M.D.	143,090,205	26,550,649
Jane Hsiao, Ph.D.	141,577,462	28,063,392
David A. Lieberman	145,680,766	23,960,088
Modesto A. Maidique, Ph.D.	166,457,478	3,183,376
Richard C. Pfenniger, Jr.	138,086,603	31,554,251
Bertram Pitt, M.D.	166,359,084	3,281,770

Item 6 - Exhibits and Reports on Form 8-K

(a)      Exhibits

10.21	Amendment dated June 12, 2003, to Employment Agreement between IVAX Corporation and Rafick G. Henein, Ph.D.	Filed herewith.

31.1	Certificate of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith.

31.2	Certificate of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith.

32	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

(b)       Reports on Form 8-K

           On April 24, 2003, we filed a report under Item 9 – Regulation FD Disclosure on Form 8-K reporting our results of operations for the first quarter of 2003.

Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IVAX Corporation

Date: August 12, 2003	By:	/s/ Thomas E. Beier

Thomas E. Beier Senior Vice President-Finance Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
10.21	Amendment dated June 12, 2003, to Employment Agreement between IVAX Corporation and Rafick G. Henein, Ph.D.

31.1	Certificate of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certificate of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and Section 906 of the Sarbanes-Oxley Act of 2002