Form 10-Q
period 2003-03-30
IVAX CORP
filed 2003-11-13
CIK 772197

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

196,431,233 shares of Common Stock, $.10 par value, outstanding as of October 31, 2003.

IVAX CORPORATION

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

IVAX CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$187,546	$155,408
Marketable securities, short-term	9,874	28,873
Accounts receivable, net of allowances for doubtful accounts of $23,400 in 2003 and $21,719 in 2002	225,455	224,768
Inventories	373,036	309,655
Other current assets	140,566	162,513

Total current assets	936,477	881,217
Property, plant and equipment, net	463,387	420,246
Goodwill, net	426,775	407,403
Intangible assets, net	279,213	283,298
Other assets	86,249	55,595

Total assets	$2,192,101	$2,047,759

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$118,396	$111,590
Current portion of long-term debt	35,723	28,617
Loans payable	15,453	14,935
Accrued income taxes payable	36,062	50,555
Accrued expenses and other current liabilities	236,199	228,366

Total current liabilities	441,833	434,063
Long-term debt, net of current portion	829,830	872,339
Other long-term liabilities	59,123	46,115
Minority interest	12,259	10,379
Shareholders’ equity:
Common stock, $.10 par value, authorized 437,500 shares, issued and outstanding 196,348 shares in 2003 and 194,372 shares in 2002	19,635	19,437
Capital in excess of par value	336,374	311,367
Retained earnings	661,131	569,225
Accumulated other comprehensive loss	(168,084)	(215,166)

Total shareholders’ equity	849,056	684,863

Total liabilities and shareholders’ equity	$2,192,101	$2,047,759

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

Period Ended September 30, (In thousands, except per share data)	Three Months		Nine Months
	2003	2002	2003	2002
Net revenues	$360,638	$319,394	$1,021,316	$872,021
Cost of sales	200,102	176,592	563,685	476,682

Gross profit	160,536	142,802	457,631	395,339

Operating expenses:
Selling	51,128	40,593	149,181	126,516
General and administrative	34,902	30,952	91,249	85,511
Research and development	29,973	18,220	75,459	55,603
Amortization of intangible assets	4,611	3,855	14,417	10,787
Restructuring costs	18	879	798	3,161

Total operating expenses	120,632	94,499	331,104	281,578

Income from operations	39,904	48,303	126,527	113,761
Other income (expense):
Interest income	898	1,934	2,818	7,359
Interest expense	(10,404)	(13,032)	(32,356)	(37,752)
Other income, net	3,938	7,651	9,791	32,025

Total other income (expense)	(5,568)	(3,447)	(19,747)	1,632

Income before income taxes and minority interest	34,336	44,856	106,780	115,393
Provision for income taxes	12,756	14,503	37,240	34,081

Income before minority interest	21,580	30,353	69,540	81,312
Minority interest	51	450	162	512

Income from continuing operations	21,631	30,803	69,702	81,824
Income from discontinued operations, net of tax of $12,763	—	—	22,204	—
Cumulative effect of accounting change	—	—	—	4,161

Net income	$21,631	$30,803	$91,906	$85,985

Basic earnings per common share:
Continuing operations	$0.11	$0.16	$0.36	$0.42
Discontinued operations	—	—	0.11	—
Cumulative effect of accounting change	—	—	—	0.02

Net income	$0.11	$0.16	$0.47	$0.44

Diluted earnings per common share:
Continuing operations	$0.11	$0.16	$0.35	$0.42
Discontinued operations	—	—	0.11	—
Cumulative effect of accounting change	—	—	—	0.02

Net income	$0.11	$0.16	$0.46	$0.44

Weighted average number of common shares outstanding:
Basic	195,851	194,604	195,328	195,292

Diluted	199,654	196,452	198,270	197,501

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Number of Shares	Amount
BALANCE, January 1, 2003	194,372	$19,437	$311,367	$569,225	$(215,166)	$684,863
Comprehensive income:
Net income	—	—	—	91,906	—	91,906
Translation adjustment	—	—	—	—	46,913	46,913
Unrealized net gain on available-for-sale equity securities and derivatives, net of tax	—	—	—	—	169	169

Comprehensive income						138,988
Exercise of stock options	1,370	137	13,759	—	—	13,896
Tax benefit of option exercises	—	—	3,049	—	—	3,049
Employee stock purchases	69	7	720	—	—	727
Repurchase and retirement of common stock	(700)	(70)	(8,927)	—	—	(8,997)
Shares issued in acquisitions	1,237	124	16,366	—	—	16,490
Value of stock options issued to non-employees	—	—	40	—	—	40

BALANCE, September 30, 2003	196,348	$19,635	$336,374	$661,131	$(168,084)	$849,056

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30,	2003	2002
(In thousands)

Cash flows from operating activities:
Net income	$91,906	$85,985
Adjustments to reconcile net income to net cash flows from operating activities:
Restructuring costs	798	988
Depreciation and amortization	54,668	43,212
Deferred tax provision	3,692	2,575
Tax effect of stock options exercised	3,049	1,319
Value of stock options issued to non-employees	40	48
Provision for doubtful accounts	2,561	3,007
Provision for inventory obsolescence	24,047	6,458
Interest accretion on notes payable	1,912	1,171
Minority interest in earnings	(162)	(512)
Equity in earnings of unconsolidated affiliates	(910)	(644)
Gain on sale of marketable securities	—	341
Gains on sale of product rights	(9,003)	(9,053)
Losses on sale of assets, net	131	537
Gains on extinguishment of debt	(2,323)	(13,614)
Income from discontinued operations	(22,204)	—
Cumulative effect of accounting change	—	(4,161)
Changes in operating assets and liabilities:
Accounts receivable	4,826	27,541
Inventories	(75,438)	(45,592)
Other current assets	8,983	(330)
Other assets	1,045	5,706
Accounts payable, accrued expenses and other current liabilities	(9,906)	(7,276)
Other long-term liabilities	(5,889)	(6,222)

Net cash flows from operating activities	71,823	91,484

Cash flows from investing activities:
Proceeds from sale of product rights	9,003	9,053
Capital expenditures	(62,771)	(64,096)
Proceeds from sale of assets	1,873	615
Acquisitions of intangible assets	(5,827)	(38,393)
Acquisitions of businesses, net of cash acquired	106	1,302
Investment in affiliates	2,791	(964)
Purchases of marketable securities	(15,992)	(101,065)
Proceeds from sales of marketable securities	38,928	229,684
Net proceeds from discontinued operations	8,824	—

Net cash flows from investing activities	(23,065)	36,136

Cash flows from financing activities:
Borrowings on long-term debt and loans payable	23,809	12,883
Payments on long-term debt and loans payable	(57,226)	(118,323)
Exercise of stock options and employee stock purchases	14,623	5,735
Repurchase of common stock	(8,997)	(55,560)

Net cash flows from financing activities	(27,791)	(155,265)

Effect of exchange rate changes on cash and cash equivalents	11,171	(10,394)

Net increase (decrease) in cash and cash equivalents	32,138	(38,039)
Cash and cash equivalents at the beginning of the period	155,408	178,264

Cash and cash equivalents at the end of the period	$187,546	$140,225

Supplemental disclosures:
Interest paid	$20,440	$23,637

Income tax payments	$48,276	$45,493

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share data)

(1) GENERAL:

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the results of operations, financial position and cash flows have been made. The results of operations and cash flows for the nine months ended September 30, 2003, are not necessarily indicative of the results of operations and cash flows which may be reported for the remainder of 2003 or for future periods. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the Notes to Consolidated Financial Statements included in IVAX’ Annual Report on Form 10-K for the year ended December 31, 2002. For purposes of these financial statements, North America includes the United States and Canada. Mexico is included within Latin America.

(2) EARNINGS PER SHARE:

A reconciliation of the denominator of the basic and diluted earnings per share computation for income from continuing operations is as follows:

	Three Months		Nine Months
Period Ended September 30,	2003	2002	2003	2002
Basic weighted average number of shares outstanding	195,851	194,604	195,328	195,292
Effect of dilutive securities – stock options and warrants	3,803	1,848	2,942	2,209

Diluted weighted average number of shares outstanding	199,654	196,452	198,270	197,501

Not included in the calculation of diluted earnings per share because their impact is antidilutive:
Stock options outstanding	7,661	14,163	9,132	13,245
Convertible debt	21,799	23,409	21,958	23,993

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

	Three Months		Nine Months
Period Ended September 30,	2003	2002	2003	2002
Net income as reported	$21,631	$30,803	$91,906	$85,985
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	4,762	4,340	14,728	13,410

Pro forma net income	$16,869	$26,463	$77,178	$72,575
Basic net income per share as reported	0.11	0.16	0.47	0.44
Pro forma basic net income per share	0.09	0.14	0.40	0.37
Diluted net income per share as reported	0.11	0.16	0.46	0.44
Pro forma diluted net income per share	0.08	0.13	0.39	0.37
Weighted average fair value	$7.29	$4.83	$5.08	$8.79
Expected life (years)	5	5	5	5
Risk-free interest rate	3.6-3.9%	3.4-4.9%	2.7-4.0%	3.4-4.9%
Expected volatility	27%	27%	27%	27%
Dividend yield	0%	0%	0%	0%

As the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. In addition, valuations are based on highly subjective assumptions about the future, including stock price volatility and exercise patterns.

(4) REVENUES AND COST OF SALES:

Net revenues are comprised of gross revenues less provisions for expected customer returns, inventory credits, discounts, promotional allowances, rebates, chargebacks, reimbursements relating to Medicaid and Medicare and other allowances. The reserve balances related to these provisions are included in “Accounts receivable, net of allowances for doubtful accounts” and “Accrued expenses and other current liabilities” in the accompanying consolidated balance sheets in the amounts of $140,135 and $116,648, respectively, at September 30, 2003, and $147,580 and $94,937, respectively, at December 31, 2002. As a result of IVAX’ recent return and customer inventory experience, IVAX’ estimates of product returns and other sales allowances and inventory obsolescence decreased during the third quarter of 2003 and, accordingly, IVAX recognized increased net revenues and reduced cost of sales during the quarter. During the three and nine months ended September 30, 2003, these changes increased net revenues by $10,170, reduced cost of sales by $2,457, increased net income by $7,943 and increased diluted earnings per share by $0.04.

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

(6) INVENTORIES:

Inventories consist of the following:

	September 30, 2003	December 31, 2002
Raw materials	$130,414	$117,485
Work-in-process	59,657	50,678
Finished goods	182,965	141,492

Total inventories	$373,036	$309,655

As of September 30, 2003, IVAX had approximately $14,775 in inventories relating to products pending launch while IVAX awaits receipt of final FDA or foreign governmental marketing approval and/or satisfactory resolution of patent infringement litigation.

(7) INTANGIBLE ASSETS:

Intangible assets consist of the following:

	September 30, 2003		December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Patents and related licenses	$72,465	$45,027	$71,716	$40,989
Trademarks	116,816	12,160	113,160	7,518
Licenses and other intangibles	138,426	14,324	132,457	7,205

Total	$327,707	$71,511	$317,333	$55,712

Unamortized intangible assets:
Trademarks and product registrations	$23,017		$21,677

Intangible assets amortization expense is estimated to be $5,088 for the remainder of fiscal 2003, $20,638 in fiscal 2004, $19,982 in fiscal 2005, $18,884 in fiscal 2006, and $20,695 in fiscal 2007.

(8) DEBT:

During the first nine months of 2003, IVAX repurchased $27,300 of 4.5% Convertible Senior Subordinated Notes due 2008 for $24,496, plus accrued interest of $346, and wrote off debt issuance costs of $530. This resulted in a gain on the extinguishment of debt of $2,274.

During the first nine months of 2003, IVAX repurchased $1,000 of 5.5% Convertible Senior Subordinated Notes due 2007 for $935, plus accrued interest of $12, and wrote off debt issuance costs of $16. This resulted in a gain on the extinguishment of debt of $49.

On August 22, 2003, IVAX executed a mortgage note and borrowed $15,000 from a financial institution. The note matures on August 21, 2008, and bears interest at an annual rate of 4.3% through August 21, 2005. Thereafter, through the maturity date, the interest rate is adjusted annually based on a variable rate of twenty-five basis points over the prime rate. The note requires monthly principal payments of $35.8 plus interest, with a balloon payment of $12,888 due August 21, 2008. The mortgage covers the land and building at IVAX’ corporate headquarters in Miami.

(9) INCOME TAXES:

The provision for income taxes from continuing operations consists of the following:

	Three Months		Nine Months
Period Ended September 30,	2003	2002	2003	2002
Current:
Domestic	$5,338	$8,249	$23,972	$15,492
Foreign	3,444	5,040	9,576	16,014
Deferred	3,974	1,214	3,692	2,575

Total	$12,756	$14,503	$37,240	$34,081

During 2003, IVAX recognized $2,689 of deferred tax asset in France as management now believes it is more likely than not that a portion of the deferred tax asset will be realized. Payment of the current tax provision for the year ending December 31, 2003, for domestic and foreign operations will be reduced by $876 and $2,173, respectively, representing the incremental impact of compensation expense deductions associated with non-qualified stock options exercised during the first nine months of 2003. These amounts were credited to “Capital in excess of par value.” As of September 30, 2003, a domestic net deferred tax asset of $96,745 and an aggregate foreign net deferred tax asset of $11,065 are included in “Other current assets” and “Other assets” in the accompanying consolidated balance sheet. Realization of the net deferred tax assets is dependent upon generating sufficient future domestic and foreign taxable income. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized.

(10) SHAREHOLDERS’ EQUITY:

During the first nine months of 2003, IVAX repurchased 700 shares of its common stock at a total cost, including commissions, of $8,997.

(11) BUSINESS SEGMENT INFORMATION:

Revenues by Region Period Ended September 30,	Three Months		Nine Months
	2003	2002	2003	2002
North America
External sales	$167,418	$131,369	$456,217	$345,876
Intersegment sales	27	153	489	705
Other revenues	4,858	6,801	21,938	21,661

Net revenues – North America	172,303	138,323	478,644	368,242

Europe
External sales	100,586	98,188	299,396	264,377
Intersegment sales	19,090	6,646	47,031	36,551
Other revenues	4,363	18,163	22,005	35,354

Net revenues – Europe	124,039	122,997	368,432	336,282

Latin America
External sales	68,633	52,859	179,714	169,362
Other revenues	142	274	401	1,104

Net revenues – Latin America	68,775	53,133	180,115	170,466

Corporate and other
External sales	14,199	12,085	39,014	32,292
Intersegment sales	(19,117)	(6,799)	(47,520)	(37,256)
Other revenues	439	(345)	2,631	1,995

Net revenues – Corporate and other	(4,479)	4,941	(5,875)	(2,969)

Consolidated net revenues	$360,638	$319,394	$1,021,316	$872,021

Profits by Region Period Ended September 30,	Three Months		Nine Months
	2003	2002	2003	2002
Income from continuing operations before minority interest:
North America	$22,725	$24,134	$67,444	$54,126
Europe	(5,787)	6,329	(5,547)	21,217
Latin America	11,096	8,334	22,482	25,800
Corporate and other	(6,454)	(8,444)	(14,839)	(19,831)

Income from continuing operations before minority interest	21,580	30,353	69,540	81,312

Net Income:
Minority interest	51	450	162	512
Discontinued operations	—	—	22,204	—
Cumulative effect of accounting change	—	—	—	4,161

Net income	$21,631	$30,803	$91,906	$85,985

	September 30,
Long-Lived Assets:	2003	2002
North America	$332,784	$306,699
Europe	325,040	280,060
Latin America	442,115	412,695
Corporate and other	131,057	109,390

Total	$1,230,996	$1,108,844

The following table displays the changes in the carrying amounts of goodwill by geographic region for the nine months ended September 30, 2003:

	Balance January 1, 2003	Acquisitions	Foreign Exchange and Other	Balance September 30, 2003
North America	$3,972	$3,220	$(2,500)	$4,692
Europe	32,839	—	2,597	35,436
Latin America	323,137	—	16,116	339,253
Corporate and other	47,455	—	(61)	47,394

Consolidated goodwill	$407,403	$3,220	$16,152	$426,775

(12) RECENTLY ISSUED ACCOUNTING STANDARDS:

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, which addresses consolidation by business enterprises of variable interest entities (“VIE’s”). It is effective immediately for variable interest entities created after January 31, 2003. On October 9, 2003, the FASB issued Staff Position No. FIN 46-6 deferring the effective date, for VIE’s created before February 1, 2003, to the end of the first interim or annual period ending after December 15, 2003. As part of the acquisition of Lab Chile, IVAX acquired a note receivable secured by an option to acquire all of the outstanding shares of common stock of a company that owns 50.1% of a Latin American pharmacy chain, which had net revenues of $36,317 during the year ended December 31, 2002. Consolidation of the pharmacy chain may be required as of December 31, 2003. IVAX’ maximum exposure to loss is the recorded value of the receivable, which was $1,728 at September 30, 2003.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies accounting for derivative instruments under SFAS No. 133. It is effective for contracts entered into after June 30, 2003. The impact of adoption of this statement was not significant.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liability and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The impact of adoption of this statement was not significant.

(13) ACQUISITIONS:

On January 24, 2003, IVAX acquired ChemSource Corporation in Puerto Rico from Chemo Iberica S.A. and Quimica Sintetica S.A. for 1,000 shares of IVAX’ common stock, valued at $12,393, and $100 in cash. ChemSource Corporation was subsequently renamed API Industries, Inc. (“API”). The total purchase price, including acquisition costs of $309 less cash acquired of $358, was $12,444. API develops, manufactures and sells active pharmaceutical ingredients for various pharmaceutical products, including many products that IVAX sells or has under development. IVAX acquired API to further its objective of complementing existing businesses and to provide new products and marketing opportunities. The operating results of API are included in the consolidated financial statements subsequent to the January 24, 2003, acquisition date.

On May 27, 2003, IVAX entered into an agreement to acquire Advanced Tobacco Products, Inc. (“ATP”), for 237 shares of IVAX’ common stock, valued at $4,097. On September 23, 2003, the transaction to acquire ATP was approved by the shareholders of ATP and the transaction was completed. The total purchase price, including acquisition costs of $175, less cash acquired of $332, was $3,940. ATP is an inhalation technology company that developed a patent for nicotine impermeable copolymer technology marketed for smoking cessation, that it sold to Pharmacia in 1987. ATP receives payments from Pharmacia on the sales of those products. ATP also has an exclusive license to certain dry powder inhaler technology from Duke University. IVAX entered into the agreement to acquire ATP because of the complementary nature of ATP’s technology to IVAX’ product line and because of the anticipated payments from sales of Pharmacia’s products incorporating the patented nicotine technology sold by ATP to Pharmacia.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the dates of acquisition, the purchase price paid and resulting goodwill. The preliminary allocations are subject to change based on receipt of final information concerning the fair values of assets acquired and liabilities assumed, including information about IVAX’ obligations relating to API’s compliance with environmental law.

Current assets, excluding cash acquired	$4,973
Property, plant and equipment	8,308
Intangible assets	2,219
Other assets	46

Total assets acquired	15,546

Current liabilities	2,382
Long-term debt	—

Total liabilities assumed	2,382

Net assets acquired	$13,164

Purchase price:
Cash acquired, net of cash paid	$(590)
Acquisition costs	484
Fair market value of stock issued	16,490

Total	$16,384

Goodwill	$3,220

The results of operations prior to the acquisitions were not significant in relation to IVAX’ results of operations.

(14) LEGAL PROCEEDINGS:

The following supplements and amends the discussion set forth under Item 3 – “Legal Proceedings” in IVAX’ Annual Report on Form 10-K for the year ended December 31, 2002.

AWP Litigation

In the John Rice v. Abbott Laboratories, Inc. et al., Thompson v. Abbott Laboratories, Inc., et al. and Turner v. Abbott Laboratories, Inc., et al., cases previously reported in IVAX’ Annual Report on

Form 10-K for the year ended December 31, 2002, the defendants, including IVAX, have been successful in removing these cases to federal court and shortly thereafter, these cases were transferred to the multi-district litigation pending in Boston, Massachusetts.

Commonwealth of Massachusetts v. Mylan Labs., et al. On September 29, 2003, IVAX received a copy of a Summons and Complaint filed by the Commonwealth of Massachusetts against IVAX Corporation, and various other manufacturers of generic pharmaceutical products, alleging that all defendant manufacturers inflated the prices of generic pharmaceutical products paid for by the Massachusetts Medicaid Program through alleged fraudulent promotion, marketing and sales practices, resulting in millions of dollars in overpayments. The Complaint also alleges that the defendant manufacturers reported understated drug pricing to the federal government, which had the effect of reducing rebate payments to the Commonwealth under rebate agreements. The complaint alleges violations of the Massachusetts Medicaid False Claims Act, the Massachusetts False Claims Act and common law fraud, along with claims for unjust enrichment, breach of contract and breach of the duty of good faith and fair dealing. The Commonwealth seeks injunctive relief, restitution, treble damages, civil penalties, attorneys’ fees, and investigative and litigation costs. IVAX intends to vigorously defend itself in this matter and against these allegations.

On September 15, 2003, IVAX Pharmaceuticals, Inc. (“IPI”) and IVAX were served with an Amended Complaint filed in the U.S. District Court for the District of Massachusetts in the case styled County of Suffolk vs. Abbott Laboratories, Inc., et al. and on August 25, 2003, IPI and IVAX were served with a similar complaint filed in the U.S. District Court for the Southern District of New York in the case styled County of Westchester vs. Abbott Laboratories, Inc. et al. In each of these cases, the plaintiffs allege that the defendants violated the Racketeering Influenced and Corrupt Organizations Act (“RICO”), the Federal Medicaid Statute, New York Social Services Law, New York Department of Health Regulations, and New York General Business Law. The plaintiffs also seek the recovery of damages for unfair trade practices, fraud, breach of contract and under the theory of unjust enrichment. The plaintiffs also seek unspecified damages, including treble and punitive damages, civil penalties, declaratory and injunctive relief and restitution, allegedly suffered by the plaintiffs as a result of the defendants’ alleged unlawful scheme to overcharge for prescription medications paid for by Medicaid. The plaintiffs allege that through promotional, discounting, and pricing practices, the defendants reported false and inflated average wholesale prices or wholesale acquisition costs and failed to report their best prices as required by federal and state rebate statutes resulting in the plaintiffs overpaying for certain medications. IPI and IVAX intend to vigorously defend themselves in these cases and against these allegations.

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

Contract Litigation

On April 22, 2003, GenPharm, Inc. filed a complaint in the United States District Court for the District of Puerto Rico against API for damages and equitable relief, including declaratory relief and specific performance, arising out of API’s alleged breach of agreements and failure to supply GenPharm with an active pharmaceutical ingredient. The complaint also seeks the recovery of damages for API’s alleged negligence in failing to maintain production facilities in accordance with FDA standards. The plaintiff seeks to recover millions of dollars in damages, along with interest, costs and expenses, including attorneys’ fees and other fees and costs. The plaintiff has filed a motion for preliminary relief seeking the attachment of approximately 165 kg. of the active pharmaceutical ingredient, which motion IVAX has vigorously opposed. The complaint has been tendered to the sellers of API for defense and indemnity based on the terms of the agreement by which API was acquired by IVAX but the sellers have thus far refused to accept responsibility.

Fen-Phen Litigation

With respect to the individual and class action lawsuits in both state and federal courts involving the diet drug combination of fenfluramine and phentermine, commonly known as “fen-phen,” previously reported in IVAX’ Annual Report on Form 10-K for the year ended December 31, 2002, to date, IVAX Pharmaceuticals has been named in approximately 5,297 cases and has been dismissed from approximately 4,961 of these cases.

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

On April 28, 2003, API received an EPA issued Administrative Complaint dated April 15, 2003, which proposes that a civil penalty of approximately $19 be assessed against API for the alleged violation of certain conditions of its NPDES Multi-Sector General Permit. The complaint alleges that API failed to perform certain quarterly visual examinations and conduct an appropriate analysis of parameters during monitoring periods specified in the NPDES general permit. API has responded to the complaint. The complaint has been tendered to the sellers of API for defense and indemnity based on the terms of the agreement by which API was acquired by IVAX.

(15) SUBSEQUENT EVENTS:

On July 15, 2003, IVAX entered into an agreement with 3M Pharmaceutical Division, 3M Innovative Properties Company and Riker Laboratories, Inc. (“3M Company’s”), to acquire a respiratory branded business including license rights to certain branded respiratory products and the related marketing and sales forces in nine European countries. The transaction closed on October 1, 2003. The total consideration due under the agreement, including minimum annual royalty payments, is $77,000, of which $26,000 was paid on closing, $24,000 is due on the first and second anniversaries of the closing date and $3,000 is due on the third anniversary. IVAX is also required to make additional royalty payments on achieving certain annual sales levels up to a maximum of $1,265 per year, or $6,575 in total.

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

Results of Operations

Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002

Net income for the nine months ended September 30, 2003, was $91.9 million, or $0.46 per diluted share, compared to $86.0 million, or $0.44 per diluted share, for the same period of the prior year. Income from continuing operations for the nine months ended September 30, 2003, was $69.7 million, or $0.35 per diluted share, compared to $81.8 million, or $0.42 per diluted share, for the same period of the prior year. During the second quarter of 2003, we recorded income from discontinued operations in the amount of $22.2 million, net of tax of $12.8 million, or $0.11 per diluted share, resulting from a number of agreements, for certain patent and product rights and the settlement of litigation related to a contingent sale price dispute from the 1997 sale of McGaw, Inc. to B. Braun Melsungen AG. Under these agreements, we received $13.9 million of cash, net of related expenses incurred in 2003, and recorded a current tax payable of $5.1 million. In addition, the agreements provide for additional payments totaling $25.5 million due in five approximately equal annual installments, which were recorded as a receivable discounted at 4%. We also accrued $1.6 million of additional fees related to the settlement and a deferred tax liability of $7.7 million. As of January 1, 2002, we recorded a cumulative change in accounting principle credit in the amount of $4.2 million, or $0.02 per diluted share, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations.

Net Revenues and Gross Profit

Net revenues for the nine months ended September 30, 2003, totaled $1.0 billion, an increase of $149.3 million, or 17%, from the $872.0 million reported in the same period of the prior year. This increase was comprised of increases of $110.4 million from North American subsidiaries, $32.2 million from European subsidiaries and $9.6 million from Latin American subsidiaries, partially offset by a decrease in net revenues of $2.9 million from other operations. As a result of our recent return and customer inventory experience, our estimates of product returns and other sales allowances and inventory obsolescence decreased during the third quarter of 2003 and, accordingly, we recognized increased net revenues and reduced cost of sales during the quarter. During the nine months ended September 30, 2003, these changes increased net revenues by $10.2 million, reduced cost of sales by $2.5 million, increased net income by $7.9 million and increased diluted earnings per share by $0.04.

North American subsidiaries net revenues totaled $478.6 million for the nine months ended September 30, 2003, compared to $368.2 million for the same period of the prior year. North American subsidiaries recorded provisions for sales returns and allowances that reduced gross sales by $436.0 million during the nine months ended September 30, 2003, and $420.9 million for the same period of the prior year. The 30% increase in net revenues was due to the impacts of price increases of $26.9 million (including the impact of the change in estimates discussed above), volume increases of $83.2 million and an increase in other revenues of $0.3 million.

European subsidiaries generated net revenues of $368.4 million for the nine months ended September 30, 2003, compared to $336.3 million for the same period of the prior year. European subsidiaries recorded provisions for sales returns and allowances that reduced gross sales by $29.9 million during the nine months ended September 30, 2003, and $35.7 million for the same period of the prior year. The 10% increase in net revenues was primarily due to favorable effects of currency exchange rates of $41.3 million, the impacts of price increases of $5.1 million, volume increases of $4.5 million and a decrease, net of currency effects, in other revenues of $18.7 million. The decrease in other revenues was primarily due to reduced product collaboration and development fees of $18.7 million and a decrease in various other revenues of $6.0 million, partially offset by a $6.0 million milestone payment received in the second quarter under a license and development agreement.

Latin American subsidiaries generated net revenues of $180.1 million for the nine months ended September 30, 2003, compared to $170.5 million for the same period of the prior year. Latin American subsidiaries recorded provisions for sales returns and allowances that reduced gross sales by $26.0 million during the nine months ended September 30, 2003, and $25.4 million for the same period of the prior year. The 6% increase in net revenues was primarily due to the impacts of price increases of $24.3 million, volume increases of $7.7 million, unfavorable effects of currency devaluations of $21.7 million and a decrease, net of currency effects, in other revenues of $0.7 million.

Gross profit was $457.6 million (45% of net revenues) for the nine months ended September 30, 2003, compared to $395.3 million (45% of net revenues) for the same period of the prior year.

As part of our ongoing business strategy, we enter into collaborative alliances, which allow us to exploit our drug discovery and development capabilities or provide us with valuable intellectual property and technologies. Many of these alliances involve licenses to other companies relating to technologies or compounds under development and, in some cases, finished products. These licenses permit us to reduce our development costs and often involve the receipt of an up-front payment and fees upon completion of certain development milestones and also, generally, provide for royalties based on sales of the products. We have received significant payments in the past from these arrangements. We expect that milestone, developmental, royalty and other payments under existing and new collaboration and license agreements with other parties will continue to be an important part of our business. Our future net revenues and profits will depend and will fluctuate from period to period, in part, based upon our ability to replace or renew license fees, royalties and development service fees as the related agreements expire or are terminated. Our future net revenues and profits will also depend upon:

•	our ability to obtain and maintain FDA approval of our manufacturing facilities;

•	our ability to maintain a pipeline of products in development;

•	our ability to achieve the milestones specified in our license and development agreements;

•	our ability to manufacture, obtain and maintain a sufficient supply of products to meet market demand, retain our customers and meet contractual deadlines and terms;

•	our ability to develop and rapidly introduce new products and to introduce existing products into new territories;

•	the timing of regulatory approval of such products;

•	the availability and cost of raw materials required to manufacture such products;

•	our ability to manufacture such products efficiently;

•	the number and timing of regulatory approvals of competing products;

•	the outcome and timing of legal proceedings, particularly those related to Hatch-Waxman exclusivity and patent infringement cases;

•	our ability to forecast inventory levels and trends at our customers and their end-customers; and

•	our and our competitors’ pricing and chargeback policies.

Operating Expenses

Selling expenses increased $22.7 million, or 18%, to $149.2 million (15% of net revenues) for the nine months ended September 30, 2003, compared to $126.5 million (15% of net revenues) for the same period of the prior year. The increase was due primarily to higher expenses associated with our U.S. proprietary sales force.

General and administrative expenses increased $5.7 million, or 7%, to $91.2 million (9% of net revenues) for the nine months ended September 30, 2003, compared to $85.5 million (10% of net revenues) for the same period of the prior year. The increase is primarily attributable to general and administrative expenses from the operations of API Industries, Inc. (“API,” formerly ChemSource Corporation), which was acquired January 24, 2003, and to a $1.5 million severance payment to an executive officer who retired during the year.

Research and development expenses for the nine months ended September 30, 2003, increased $19.9 million, or 36%, to $75.5 million (7% of net revenues), compared to $55.6 million (6% of net revenues) for the same period of the prior year due primarily to an increase in various research and development projects, bio-study costs and work force in North America and Europe. Our future level of research and development expenditures will depend on, among other things, the outcome of clinical testing of products under development, the timing and impact of patent challenges and litigation, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions, collaborative alliances and liquidity.

During the first nine months of 2003, we incurred $0.8 million of restructuring costs in the United Kingdom and Chile, consisting primarily of employee termination benefits, compared to $3.2 million of restructuring costs at two subsidiaries during the first nine months of 2002.

Other Income (Expense)

Interest income decreased $4.5 million and interest expense decreased $5.4 million for the nine months ended September 30, 2003, compared to the same period of the prior year primarily due to the early extinguishment of debt.

Other income, net decreased $22.2 million for the nine months ended September 30, 2003, compared to the same period of the prior year. During the first nine months of 2003, we realized gains of $2.3 million on the repurchase of subordinated notes compared to $13.5 million realized in the same period of the prior year. In addition, during the first nine months of 2003, we recorded $4.0 million of foreign currency losses compared to insignificant foreign currency gains in the same period of the prior year. During the second quarter of 2002, we recorded a gain of $6.3 million on the sale of certain intangible assets in the Czech Republic.

Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002

Net income for the three months ended September 30, 2003, was $21.6 million, or $0.11 per diluted share, compared to $30.8 million, or $0.16 per diluted share, for the same period of the prior year.

Net Revenues and Gross Profit

Net revenues for the three months ended September 30, 2003, totaled $360.6 million, an increase of $41.2 million, or 13%, from the $319.4 million reported in the same period of the prior year. This increase was comprised of increases of $34.0 million from North American subsidiaries, $1.0 million from European subsidiaries, $15.6 million from Latin American subsidiaries, partially offset by a decrease of $9.4 million from other operations. As a result of our recent return and customer inventory experience, our estimates of product returns and other sales allowances and inventory obsolescence decreased during the third quarter of 2003 and, accordingly, we recognized increased net revenues and reduced cost of sales during the quarter. During the three months ended September 30, 2003, these changes increased net revenues by $10.2 million, reduced cost of sales by $2.5 million, increased net income by $7.9 million and increased diluted earnings per share by $0.04.

North American subsidiaries net revenues totaled $172.3 million for the three months ended September 30, 2003, compared to $138.3 million for the same period of the prior year. North American subsidiaries recorded provisions for sales returns and allowances that reduced gross sales by $129.6 million during the three months ended September 30, 2003, and $142.5 million for the same period of the prior year. The 25% increase in net revenues was primarily due to the impacts of price increases of $7.7 million (including the impact of the change in estimates discussed above), volume increases of $28.2 million, and a decrease in other revenues of $1.9 million.

European subsidiaries generated net revenues of $124.0 million for the three months ended September 30, 2003, compared to $123.0 million for the same period of the prior year. European subsidiaries recorded provisions for sales returns and allowances that reduced gross sales by $11.8 million during the three months ended September 30, 2003, and $12.8 million for the same period of the prior year. The 1% increase in net revenues was primarily due to favorable effects of currency exchange rates of $7.3 million, the impacts of price decreases of $1.8 million, volume increases of $10.8 million, and a decrease, net of currency effects, in other revenues of $15.3 million. The decrease in other revenues was primarily due to reduced product collaboration and development fees of $6.4 million, a decrease of $5.8 million of other revenue from a previously deferred up-front payment received under a license agreement that was terminated in the third quarter of 2002 and a decrease in various other revenues of $3.1 million.

Latin American subsidiaries generated net revenues of $68.8 million for the three months ended September 30, 2003, compared to $53.1 million for the same period of the prior year. Latin American subsidiaries recorded provisions for sales returns and allowances that reduced gross sales by $10.0 million during the three months ended September 30, 2003, and $7.8 million for the same period of the prior year. The 29% increase in net revenues was primarily due to the impacts of price increases of $11.1 million, volume increases of $5.3 million, unfavorable effects of currency devaluations of $0.6 million and a decrease, net of currency effects, in other revenues of $0.1 million.

Gross profit was $160.5 million (45% of net revenues) for the three months ended September 30, 2003, compared to $142.8 million (45% of net revenues) for the same period of the prior year.

Operating Expenses

Selling expenses increased $10.5 million, or 26%, to $51.1 million (14% of net revenues) for the three months ended September 30, 2003, compared to $40.6 million (13% of net revenues) for the same period of the prior year. The increase was due primarily to higher expenses associated with our U.S. proprietary sales force.

General and administrative expenses increased $3.9 million, or 13%, to $34.9 million (10% of net revenues) for the three months ended September 30, 2003, compared to $31.0 million (10% of net revenues) for the same period of the prior year. The increase is primarily attributable to general and administrative expenses from the operations of API, which was acquired January 24, 2003, and higher insurance costs.

Research and development expenses for the three months ended September 30, 2003, increased $11.8 million, or 65%, to $30.0 million (8% of net revenues), compared to $18.2 million (6% of net revenues) for the same period of the prior year due primarily to an increase in various research and development projects, bio-study costs and work force in North America and Europe.

During the third quarter of 2003, we incurred minimal restructuring costs in Chile, consisting primarily of employee termination benefits, compared to $0.9 million of restructuring costs at two subsidiaries during the third quarter of 2002.

Other Income (Expense)

Interest income decreased $1.0 million and interest expense decreased $2.6 million for the three months ended September 30, 2003, compared to the same period of the prior year primarily due to the early extinguishment of debt.

Other income, net decreased $3.7 million for the three months ended September 30, 2003, compared to the same period of the prior year. During the third quarter of 2003, we earned minimum royalties of $3.7 million recorded as additional consideration for the 1997 sale of Elmiron to Ortho-McNeil Pharmaceutical, Inc. compared to $1.6 million of royalties in the same period of the prior year. During the third quarter of 2003, we recorded $1.4 million of foreign currency losses compared to $3.3 million of foreign currency gains in the same period of the prior year. In addition, during the third quarter of 2002, we recorded a gain of $4.0 million on the repurchase of subordinated notes.

Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, which addresses consolidation by business enterprises of variable interest entities (“VIE’s”). It is effective immediately for variable interest entities created after January 31, 2003. On October 9, 2003, the FASB issued Staff Position No. FIN 46-6 deferring the effective date, for VIE’s created before February 1, 2003, to the end of the first interim or annual period ending after December 15, 2003. As part of the acquisition of Lab Chile, we acquired a note receivable secured by an option to acquire all of the outstanding shares of common stock of a company that owns 50.1% of a Latin American pharmacy chain, which had net revenues of $36.3 million for the year ended December 31, 2002. Consolidation of the pharmacy chain may be required as of December 31, 2003. Our maximum exposure to loss is the recorded value of the receivable, which was $1.7 million at September 30, 2003.

Liquidity and Capital Resources

At September 30, 2003, working capital was $494.6 million compared to $447.2 million at December 31, 2002. Cash and cash equivalents were $187.5 million at September 30, 2003, compared to $155.4 million at December 31, 2002. Short-term marketable securities were $9.9 million at September 30, 2003, compared to $28.9 million at December 31, 2002.

Net cash of $71.8 million was provided by operating activities during the first nine months of 2003 compared to $91.5 million during the same period of the prior year. The decrease in cash provided by operating activities was primarily the result of the timing of collections of accounts receivable and increased growth of inventories.

Net cash of $23.1 million was used by investing activities during the first nine months of 2003 compared to $36.1 million provided by investing activities during the same period of the prior year. During the first nine months of 2003, we spent $2.9 million to acquire intangible assets and businesses and increase our ownership interest in affiliates compared to $38.1 million during the same period of the prior year. During the first nine months of 2003, we generated $22.9 million of net proceeds from the sale of marketable securities compared to $128.6 million during the first nine months of 2002. In addition, during the first nine months of 2003, we generated $8.8 million of net proceeds from discontinued operations.

On January 24, 2003, we acquired API in Puerto Rico from Chemo Iberica S.A. and Quimica Sintetica S.A. for 1.0 million shares of our common stock, valued at $12.4 million, and $0.1 million in cash. API develops, manufactures and sells active pharmaceutical ingredients for various pharmaceutical products, including many products that we sell or have under development. In March 2003, we suspended production at this facility pending assessment and implementation of appropriate quality assurance programs and corrective programs to address pre-existing regulatory compliance concerns. In August 2003, we resumed partial production at the API facility.

On May 27, 2003, we entered into an agreement to acquire Advanced Tobacco Products, Inc. (“ATP”), for 0.2 million shares of our common stock, valued at $4.1 million. During the third quarter of 2003, the transaction to acquire ATP was approved by the shareholders of ATP and the transaction was completed. ATP is an inhalation technology company that developed a patent for nicotine impermeable copolymer technology marketed for smoking cessation, that it sold to Pharmacia in 1987. ATP receives payments from Pharmacia on the sales of those products. ATP also has an exclusive license to certain dry powder inhaler technology from Duke University. We entered into the agreement to acquire ATP because of the complementary nature of ATP’s technology to our product line and because of the anticipated payments from sales of Pharmacia’s products incorporating the patented nicotine technology sold by ATP to Pharmacia.

Net cash of $27.8 million was used by financing activities during the first nine months of 2003 compared to $155.3 million used during the same period of the prior year. During the first nine months of 2003, we repaid $57.2 million of bank debt (which included the repurchase of $28.3 million of our senior subordinated convertible debentures for $25.4 million) and incurred $23.8 million of new borrowings. However, our repurchases of common stock during the period were $46.6 million less than during the 2002 period. On August 22, 2003, we executed a mortgage note and borrowed $15.0 million from a financial institution. The note matures on August 21, 2008, and bears interest at an annual rate of 4.3% through August 21, 2005. Thereafter, through the maturity date, the interest rate is adjusted annually based on a variable rate of twenty-five basis points over the prime rate. The note requires monthly principal payments of $.04 million plus interest, with a balloon payment of $12.9 million due August 21, 2008. The mortgage covers the land and building at our corporate headquarters in Miami.

We plan to spend substantial amounts of capital in 2003 to continue the research and development of pharmaceutical products. Although research and development expenditures are expected to be between $100 million and $110 million during 2003, actual expenditures will depend on, among other things, the outcome of clinical testing or products under development, the timing and impact of patent challenges and litigation, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity. In addition, we plan to spend between $90 million and $100 million in 2003 to improve and expand our pharmaceutical and related facilities.

On July 15, 2003, we entered into an agreement with the 3M Company to acquire their respiratory branded business including license rights to certain branded respiratory products and the related marketing and sales forces in nine European countries. The transaction was closed on October 1, 2003. The total consideration due under the agreement, including minimum annual royalty payments, is $77.0 million, of which $26.0 million was paid on closing, $24.0 million is due on the first and second anniversaries of the closing date and $3.0 million is due on the third anniversary. We are also required to make additional royalty payments on achieving certain annual sales levels up to a maximum of $1.3 million per year, or $6.6 million in total.

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

Income Taxes

We recognized a $37.2 million tax provision for the nine months ended September 30, 2003, of which $9.2 million related to foreign operations. During 2003, we recognized $2.6 million of deferred tax asset in France as management now believes it is more likely than not that a portion of the deferred tax asset will be realized.

As of September 30, 2003, domestic net deferred tax assets totaled $96.7 million and aggregate foreign net deferred tax assets totaled $11.1 million. Realization of the net deferred tax assets is dependent upon generating sufficient future domestic and foreign taxable income. Although realization is not assured, we believe it is more likely than not that the net deferred tax assets will be realized. Our estimates of future taxable income are subject to revision due to, among other things, regulatory and competitive factors affecting the pharmaceutical industries in the markets in which we operate. Such factors are further discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

Inventory – Inventories are stated at the lower of cost (first-in, first-out) or market. Components of inventory cost include materials, labor and manufacturing overhead. In evaluating whether inventory is stated at the lower of cost or market, we consider such factors as the amount of inventory on hand, estimated time required to sell such inventory, remaining shelf life of the inventory and current market price of the inventory. We have made, are in the process of making and/or will scale-up and make commercial quantities of certain of our product candidates prior to the date we anticipate that such products will receive final FDA or foreign governmental marketing approval and/or satisfactory resolution of patent infringement litigation involving them (i.e., pre-launch inventory). The scale-up and commercial production of pre-launch inventories involves the risk that such products may not be approved for marketing by the governmental agencies on a timely basis, or ever, and/or that the outcome of related litigation may not be satisfactory. This risk notwithstanding, we plan to continue to scale-up and build pre-launch inventories of certain products that have not yet received final governmental approval and/or satisfactory resolution of patent infringement litigation when we believe that such action is appropriate in relation to the commercial value of the product launch opportunity. As of September 30, 2003, we had approximately $14.8 million of inventories pending final approval and/or satisfactory resolution of litigation.

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

We establish provisions for estimated returns, inventory credits and chargebacks, as well as other sales allowances, concurrently with the recognition of revenue. The provisions are established in accordance with accounting principles generally accepted in the United States based upon consideration of a variety of factors, including actual return and inventory credit experience for products during the past several years by product type, the number and timing of regulatory approvals for the product by our competitors (both historical and projected), the market for the product, expected sell-through levels by our wholesaler customers to customers with contractual pricing arrangements with us, estimated customer inventory levels by product and projected economic conditions. Actual product returns and inventory credits incurred are, however, dependent upon future events, including remaining shelf-life and price competition and the level of customer inventories at the time of any price decreases. We continually monitor the factors that influence the pricing of our products and customer inventory levels and make adjustments to these provisions when we believe that actual product returns, inventory credits and other allowances may differ from established reserves. As a result of our recent return and customer inventory experience, our estimates of product returns and other sales allowances and inventory obsolescence decreased during the third quarter of 2003 and, accordingly, we recognized increased net revenues and reduced cost of sales during the quarter. During the three and nine months ended September 30, 2003, these changes increased net revenues by $10.2 million, reduced cost of sales by $2.5 million, increased net income by $7.9 million and increased diluted earnings per share by $0.04.

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

The information in this Form 10-Q is as of September 30, 2003, or, where clearly indicated, as of the date of this filing. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. We also may make additional disclosures in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we may file from time to time with the Securities and Exchange Commission. Please also note that we provide a cautionary discussion of risks and uncertainties under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2002. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here could also adversely affect us.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our consolidated financial position, results of operations or cash flows. We, in the normal course of doing business, are exposed to the risks associated with foreign currency exchange rates and changes in interest rates.

Foreign Currency Exchange Rate Risk – We have subsidiaries in more than 20 countries worldwide. During the nine months ended September 30, 2003, sales by subsidiaries located outside the United States accounted for approximately 54% of worldwide sales. The majority of these sales were denominated in currencies of the local country. As such, our reported profits and cash flows are exposed to changing exchange rates. If the United States dollar weakens relative to the foreign currency, the earnings generated in the foreign currency will, in effect, increase when converted into United States dollars and vice versa. Although we do not speculate in the foreign exchange market, we do from time to time manage exposures that arise in the normal course of business related to fluctuations in foreign currency exchange rates by entering into offsetting positions through the use of foreign exchange forward contracts. As a result of exchange rate differences, net revenues increased by $20.4 million for the nine months ended September 30, 2003, compared to the same period of the prior year. The effects of inflation on consolidated net revenues and operating income were not significant. Certain firmly committed transactions are hedged with foreign exchange forward contracts. As exchange rates change, gains and losses on the exposed transactions are partially offset by gains and losses related to the hedging contracts. Both the exposed transactions and the hedging contracts are translated at current spot rates, with gains and losses included in earnings. Our derivative activities, which primarily consist of foreign exchange forward contracts, are initiated primarily to hedge forecasted cash flows that are exposed to foreign currency risk.

The foreign exchange forward contracts generally require us to exchange local currencies for foreign currencies based on pre-established exchange rates at the contracts’ maturity dates. If the counterparties to the exchange contracts do not fulfill their obligations to deliver the contracted currencies, we could be at risk for currency related fluctuations. We enter into these contracts with counterparties that we believe to be creditworthy and do not enter into any leveraged derivative transactions. As of September 30, 2003, we had $13.0 million in foreign exchange forward contracts outstanding, primarily to hedge Euro-based operating cash flows against Pounds Sterling.

Interest Rate Risk – Our only material debt obligations relate to the 4.5% and 5.5% Convertible Notes, which bear fixed rates of interest, and the amounts we owe for the purchases of QVAR®, which carry no stated interest rates. We believe that our exposure to market risk relating to interest rate risk is not material.

Item 4 - Controls and Procedures

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

Changes in Internal Controls

No significant changes were made to our internal controls or other factors that could significantly affect these controls during the quarterly period to which this quarterly report on Form 10-Q relates.

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

The following supplements and amends the discussion set forth under Item 3 – “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2002.

AWP Litigation

Commonwealth of Massachusetts v. Mylan Labs., et al. On September 29, 2003, we received a copy of a Summons and Complaint filed by the Commonwealth of Massachusetts against IVAX Corporation, and various other manufacturers of generic pharmaceutical products, alleging that all defendant manufacturers inflated the prices of generic pharmaceutical products paid for by the Massachusetts Medicaid Program through alleged fraudulent promotion, marketing and sales practices, resulting in millions of dollars in overpayments. The Complaint also alleges that the defendant manufacturers reported understated drug pricing to the federal government, which had the effect of reducing rebate payments to the Commonwealth under rebate agreements. The complaint alleges violations of the Massachusetts Medicaid False Claims Act, the Massachusetts False Claims Act and common law fraud, along with claims for unjust enrichment, breach of contract and breach of the duty of good faith and fair dealing. The Commonwealth seeks injunctive relief, restitution, treble damages, civil penalties, attorneys’ fees, and investigative and litigation costs. We intend to vigorously defend ourself in this matter and against these allegations.

On September 15, 2003, IVAX Pharmaceuticals, Inc. (“IPI”) and we were served with an Amended Complaint filed in the U.S. District Court for the District of Massachusetts in the case styled County of Suffolk vs. Abbott Laboratories, Inc., et al. and on August 25, 2003, we were served with a similar complaint filed in the U.S. District Court for the Southern District of New York in the case styled County of Westchester vs. Abbott Laboratories, Inc. et al. In each of these cases, the plaintiffs allege that the defendants violated the Racketeering Influenced and Corrupt Organizations Act (“RICO”), the Federal Medicaid Statute, New York Social Services Law, New York Department of Health Regulations, and New York General Business Law. The plaintiffs also seek the recovery of damages for unfair trade practices, fraud, breach of contract and under the theory of unjust enrichment. The plaintiffs also seek unspecified damages, including treble and punitive damages, civil penalties, declaratory and injunctive relief and restitution, allegedly suffered by the plaintiffs as a result of the defendants’ alleged unlawful scheme to overcharge for prescription medications paid for by Medicaid. The plaintiffs allege that through promotional, discounting, and pricing practices, the defendants reported false and inflated average wholesale prices or wholesale acquisition costs and failed to report their best prices as required by federal and state rebate statutes resulting in the plaintiffs overpaying for certain medications. We intend to vigorously defend ourselves in these cases and against these allegations.

Contract Litigation

With respect to the complaint filed by GenPharm on April 22, 2003, previously reported in our Quarterly Report on Form 10-Q for the period ended March 31, 2003, the plaintiff has filed a motion for preliminary relief seeking the attachment of approximately 165,000 kg. of the active pharmaceutical ingredient, which motion we have vigorously opposed. The complaint has been tendered to the sellers of API for defense and indemnity based on the terms of the agreement by which API was acquired by us but the sellers have thus far refused to accept responsibility.

Fen-Phen Litigation

With respect to the individual and class action lawsuits in both state and federal courts involving the diet drug combination of fenfluramine and phentermine, commonly known as “fen-phen,” previously reported in our Annual Report on Form 10-K for the year ended December 31, 2002, to date, IPI has been named in approximately 5,297 cases and has been dismissed from approximately 4,961 of these cases.

Item 6 - Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certificate of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith.

31.2	Certificate of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith.

32	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

(b)	Reports on Form 8-K

On July 30, 2003, we filed a report on Form 8-K to furnish our earnings release for the second quarter of 2003.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IVAX CORPORATION

Date: November 13, 2003	By:	/s/ THOMAS E. BEIER
Thomas E. Beier Senior Vice President-Finance Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

31.1	Certificate of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certificate of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and Section 906 of the Sarbanes-Oxley Act of 2002