Form 10-Q
period 2004-03-31
IVAX CORP
filed 2004-05-07
CIK 772197

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

197,401,202 shares of Common Stock, $.10 par value, outstanding as of April 23, 2004.

IVAX CORPORATION

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

IVAX CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$536,829	$146,870
Marketable securities, short-term	3,135	10,470
Accounts receivable, net of allowance for doubtful accounts of $16,729 in 2004 and $17,675 in 2003	290,281	264,317
Inventories	417,188	413,872
Other current assets	149,077	160,187

Total current assets	1,396,510	995,716
Property, plant and equipment, net	523,317	502,942
Goodwill, net	480,710	489,665
Intangible assets, net	307,786	314,361
Other assets	78,200	70,250

Total assets	$2,786,523	$2,372,934

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$121,501	$139,990
Current portion of long-term debt	304,500	58,607
Loans payable	23,950	17,804
Accrued income taxes payable	15,232	27,990
Accrued expenses and other current liabilities	234,383	242,158

Total current liabilities	699,566	486,549
Long-term debt, net of current portion	1,007,749	855,335
Other long-term liabilities	58,592	56,208
Minority interest	12,535	12,531
Shareholders’ equity:
Common stock, $.10 par value, authorized 437,500 shares, issued and outstanding 197,379 shares in 2004 and 196,708 shares in 2003	19,738	19,671
Capital in excess of par value	351,810	341,231
Retained earnings	732,817	690,476
Accumulated other comprehensive loss	(96,284)	(89,067)

Total shareholders’ equity	1,008,081	962,311

Total liabilities and shareholders’ equity	$2,786,523	$2,372,934

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

Three Months Ended March 31,	2004	2003
(In thousands, except per share data)
Net revenues	$425,191	$317,693
Cost of sales	225,785	171,550

Gross profit	199,406	146,143

Operating expenses:
Selling	61,371	45,595
General and administrative	36,506	25,068
Research and development	32,350	20,421
Amortization of intangible assets	5,505	4,491
Restructuring costs	633	463

Total operating expenses	136,365	96,038

Operating income	63,041	50,105
Other income (expense):
Interest income	1,092	1,234
Interest expense	(11,745)	(10,949)
Other income, net	338	5,623

Total other income (expense)	(10,315)	(4,092)

Income before income taxes and minority interest	52,726	46,013
Provision for income taxes	10,381	17,106

Income before minority interest	42,345	28,907
Minority interest	(4)	78

Net income	$42,341	$28,985

Earnings per common share:
Basic	$0.21	$0.15

Diluted	$0.21	$0.15

Weighted average number of common shares outstanding:
Basic	197,074	194,969

Diluted	202,123	196,653

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Number of Shares	Amount
BALANCE, January 1, 2004	196,708	$19,671	$341,231	$690,476	$(89,067)	$962,311
Comprehensive income:
Net income	—	—	—	42,341	—	42,341
Translation adjustment	—	—	—	—	(6,622)	(6,622)
Unrealized net gain on available-for-sale equity securities and derivatives, net of tax	—	—	—	—	(595)	(595)

Comprehensive income						35,124
Exercise of stock options	651	65	7,452	—	—	7,517
Tax benefit of option exercises	—	—	2,784	—	—	2,784
Employee stock purchases	20	2	343	—	—	345

BALANCE, March 31, 2004	197,379	$19,738	$351,810	$732,817	$(96,284)	$1,008,081

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31,	2004	2003
(In thousands)
Cash flows from operating activities:
Net income	$42,341	$28,985
Adjustments to reconcile net income to net cash flows from operating activities:
Restructuring costs	633	463
Depreciation and amortization	20,844	16,813
Deferred tax provision	232	2,763
Tax effect of stock options exercised	2,784	180
Value of stock options issued to non-employees	—	37
Provision for doubtful accounts	759	754
Provision for inventory obsolescence	10,900	7,011
Interest accretion on notes receivable and payable, net	703	748
Minority interest in loss (earnings)	4	(78)
Equity in earnings of unconsolidated affiliates	(256)	(392)
Gains on sale of product rights	(3,126)	(2,618)
Losses on sale of assets, net	423	11
Gains on extinguishment of debt	—	(2,203)
Changes in operating assets and liabilities:
Accounts receivable	(29,082)	20,335
Inventories	(14,575)	(12,968)
Other current assets	9,563	5,632
Other assets	(8,269)	715
Accounts payable, accrued expenses and other current liabilities	(36,839)	(41,952)
Other long-term liabilities	11,378	(6,578)

Net cash flows from operating activities	8,417	17,658

Cash flows from investing activities:
Proceeds from sale of product rights	3,126	2,618
Capital expenditures	(32,480)	(18,925)
Proceeds from sale of assets	408	14
Acquisitions of intangible assets	(590)	(2,863)
Acquisitions of businesses, net of cash acquired	(7)	30
Investment in affiliates	(657)	2,042
Purchases of marketable securities	—	(250)
Proceeds from sales of marketable securities	7,204	15,554

Net cash flows from investing activities	(22,996)	(1,780)

Cash flows from financing activities:
Borrowings on long-term debt and loans payable	413,931	1,243
Payments on long-term debt and loans payable	(10,511)	(24,388)
Exercise of stock options and employee stock purchases	7,862	743
Repurchase of common stock	—	(6,155)

Net cash flows from financing activities	411,282	(28,557)

Effect of exchange rate changes on cash and cash equivalents	(6,744)	4,152

Net increase (decrease) in cash and cash equivalents	389,959	(8,527)
Cash and cash equivalents at the beginning of the period	146,870	155,408

Cash and cash equivalents at the end of the period	$536,829	$146,881

Supplemental disclosures:
Interest paid	$489	$764

Income tax payments	$12,524	$38,395

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share data)

(1)	General:

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the results of operations, financial position and cash flows have been made. The results of operations and cash flows for the three months ended March 31, 2004, are not necessarily indicative of the results of operations and cash flows that may be reported for the remainder of 2004 or for future periods. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2003. For purposes of these financial statements, North America includes the United States and Canada. Mexico is included within Latin America.

(2)	Earnings Per Share:

A reconciliation of the denominator of the basic and diluted earnings per share computation for net income is as follows:

Three Months Ended March 31,	2004	2003
Basic weighted average number of shares outstanding	197,074	194,969
Effect of dilutive securities – stock options and warrants	5,049	1,684

Diluted weighted average number of shares outstanding	202,123	196,653

Not included in the calculation of diluted earnings per share because their impact is antidilutive:
Stock options outstanding	4,715	14,127
Convertible debt	33,653	22,194

(3)	Stock-Based Compensation Plans:

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

SFAS No. 123, using the Black-Scholes option pricing model for all options granted after January 1, 1995, are indicated below:

Three Months Ended March 31,	2004	2003
Net income as reported	$42,341	$28,985
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	7,890	4,810

Pro forma net income	$34,451	$24,175
Basic net income per share as reported	0.21	0.15
Pro forma basic net income per share	0.17	0.12
Diluted net income per share as reported	0.21	0.15
Pro forma diluted net income per share	0.17	0.12
Weighted average fair value	$10.63	$4.27
Expected life (years)	5.3	5.6
Risk-free interest rate	3.1-3.8%	3.0-4.0%
Expected volatility	26%	27%
Dividend yield	0%	0%

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

Net revenues are comprised of gross revenues less provisions for expected customer returns, inventory credits, discounts, promotional allowances, rebates, chargebacks, reimbursements relating to Medicaid and Medicare and other allowances. The reserve balances related to these provisions are included in the following balance sheet accounts:

	March 31, 2004	December 31, 2003
Accounts receivable	$112,818	$136,475
Accrued expenses	105,875	110,079

Total sales returns and allowances reserves	$218,693	$246,554

(5)	Inventories:

Inventories consist of the following:

	March 31, 2004	December 31, 2003
Raw materials	$140,068	$155,159
Work-in-process	64,512	65,194
Finished goods	212,608	193,519

Total inventories	$417,188	$413,872

As of March 31, 2004, we had approximately $20,051 in inventories, primarily raw materials, relating to products pending launch while we await receipt of final FDA or foreign governmental marketing approval and/or satisfactory resolution of patent infringement litigation.

(6)	Intangible Assets:

Intangible assets consist of the following:

	March 31, 2004		December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Patents and related licenses	$76,175	$49,726	$75,642	$48,468
Trademarks	131,382	15,463	131,688	13,855
Licenses and other intangibles	160,942	20,172	161,548	17,473

Total	$368,499	$85,361	$368,878	$79,796

Unamortized intangible assets:
Trademarks and product registrations	$24,648		$25,279

Intangible assets amortization expense is estimated to be $17,106 for the remainder of 2004, $22,569 in 2005, $21,413 in 2006, $23,243 in 2007 and $21,330 in 2008.

(7)	Debt:

On March 3, 2004, we issued $400,000 of our 1.5% Convertible Senior Notes due 2024 to certain qualified institutional buyers. After expenses, we received net proceeds of approximately $390,500. Under certain circumstances, the 1.5% Notes are convertible, unless previously redeemed, into 33.4874 shares of our common stock per $1,000 of principal amount of the 1.5% Notes. This ratio results in a conversion price of approximately $29.86 per share. We may redeem the 1.5% Notes on or after March 1, 2011. Beginning with the six-month period commencing on March 1, 2011, in addition to the stated interest of 1.5%, we will pay contingent interest of 0.36% of the market value of the 1.5% Notes, if during specified testing periods, the average trading price of the 1.5% Notes is 120% or more of the principal value. In addition, holders of the 1.5% Notes may require us to repurchase the notes at 100% of the principal amount on each of March 1, 2011, 2014, and 2019, and upon certain events.

The 1.5% Notes also contain a restricted convertibility feature that does not affect the conversion price of the notes but, instead, places restrictions on holders’ ability to convert their notes into shares of our common stock. Holders may convert their Notes into shares of our common stock prior to stated maturity under the following circumstances:

•	during any fiscal quarter (beginning with the quarter ending June 30, 2004) if the closing sale price of our common stock for at least 20 consecutive trading days in the 30 consecutive trading-day period ending on the last trading day of the immediately preceding fiscal quarter exceeds 120% of the conversion price on that 30th trading day;

•

during any five consecutive trading-day period immediately following any five consecutive trading-day period (the Note Measurement Period) in which the average market price for the notes during that Note Measurement Period was less than 95% of the average conversion value for the notes during such period; provided, however, that, beginning on March 1, 2019, holders may not convert their notes if the closing sale price of our common stock on the trading day immediately preceding the day on which the notes are surrendered for conversion is greater than 100% of the conversion price but equal to or less than 120% of the conversion price;

•	upon the occurrence of specified corporate transactions; or

•	if we have called the notes for redemption.

Net proceeds from this offering are expected to be used to redeem our outstanding 5.5% Convertible Senior Subordinated Notes and for general corporate purposes, including potential acquisitions of, and investments in, products, technologies and companies, capital expenditures and working capital. As of March 31, 2004, we had approximately $249,000 of our 5.5% Notes outstanding. The 5.5% Notes are, unless previously redeemed, convertible into 33.6 shares of our common stock per $1,000 principal amount. On March 26, 2004, we issued a notice to redeem the 5.5% Notes on May 16, 2004, at 102.357% of the aggregate principal amount outstanding plus accrued and unpaid interest to the redemption date and, accordingly, reclassified the $249,000 outstanding amount to “Current portion of long-term debt” in the accompanying consolidated balance sheet. We expect that approximately $254,869 in cash will be used to redeem the notes, and that a write-off of redemption premium and debt issuance costs of approximately $8,472 will be incurred in connection with the redemption.

(8)	Income Taxes:

The provision for income taxes consists of the following:

Three Months Ended March 31,	2004	2003
Current:
Domestic	$514	$13,005
Foreign	9,635	1,338
Deferred
Domestic	(1,148)	114
Foreign	1,380	2,649

Total	$10,381	$17,106

The tax provision for the three months ended March 31, 2004, was determined using our estimated annual effective tax rate, which was less than the United States statutory rate primarily due to lower tax rates applicable to our Swiss operations and to the tax benefits resulting from the anticipated 2004 merger of two of our foreign subsidiaries. The tax impact resulting from the merger is a tax benefit of $23,288, net of a valuation allowance of $6,286. Payment of the current tax provision for the year ending December 31, 2004, will be reduced by $2,397 for domestic operations and $387 for foreign operations, representing the incremental impact of compensation expense deductions associated with non-qualified stock options exercised during the first three months of 2004. These amounts were credited to “Capital in excess of par value.” As of March 31, 2004, a domestic net deferred tax asset of $80,230 and an aggregate foreign net deferred tax asset of $12,897 are included in “Other current assets” and “Other assets” in the accompanying consolidated balance sheet. Realization of the net deferred tax assets is dependent upon generating sufficient future domestic and foreign taxable income. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized.

(9)	Retirement Plans:

The components of net periodic pension costs and our contributions paid were as follows:

Three Months Ended March 31,	2004	2003
Service cost	$770	$637
Interest cost	321	266
Expected return on plan assets	(256)	(212)
Amortization of transition obligation	89	73

Net periodic pension cost	$924	$764

Employer contribution	$770	$637

(10)	Shareholders’ Equity:

Frost Nevada Limited Partnership (“FNLP”), beneficially owned by our Chairman and CEO, has a warrant to purchase 938 shares of our common stock at an exercise price of $9.60 per share that was issued in connection with a $50,000 promissory note issued to FNLP on November 18, 1999, and repaid on June 30, 2000. Proceeds of the note were used to purchase our common stock under our share repurchase program and the exercise price of the warrant was equal to the price paid for the repurchased shares. The warrant is exercisable through November 17, 2006.

(11)	Business Segment Information:

Revenues by Region

Three Months Ended March 31,	2004	2003
North America
External sales	$166,789	$146,363
Intersegment sales	2,074	284
Other revenues	1,103	10,126

Net revenues—North America	169,966	156,773

Europe
External sales	141,784	93,703
Intersegment sales	18,103	13,395
Other revenues	28,566	5,129

Net revenues – Europe	188,453	112,227

Latin America
External sales	73,436	50,623
Other revenues	406	127

Net revenues – Latin America	73,842	50,750

Corporate and other
External sales	11,556	11,047
Intersegment sales	(20,177)	(13,679)
Other revenues	1,551	575

Net revenues—Corporate and other	(7,070)	(2,057)

Consolidated net revenues	$425,191	$317,693

Profits by Region

Three Months Ended March 31,	2004	2003
Income before minority interest:
North America	$10,596	$29,002
Europe	26,929	(2,910)
Latin America	13,663	6,392
Corporate and other	(8,843)	(3,577)

Income before minority interest	42,345	28,907
Minority interest	(4)	78

Net income	$42,341	$28,985

	March 31,
Long-Lived Assets:	2004	2003
North America	$344,781	$322,848
Europe	436,640	305,682
Latin America	461,487	423,100
Corporate and other	136,568	108,584

Total	$1,379,476	$1,160,214

The following table displays the changes in the carrying amounts of goodwill by geographic region for the three months ended March 31, 2004:

	Balance January 1, 2004	Acquisitions	Foreign Exchange and Other	Balance March 31, 2004
North America	$1,472	$—	$—	$1,472
Europe	81,853	7	(1,314)	80,546
Latin America	358,996	—	(7,663)	351,333
Corporate and other	47,344	—	15	47,359

Consolidated goodwill	$489,665	$7	$(8,962)	$480,710

(12)	Recently Issued Accounting Standards:

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities an interpretation of ARB No. 51, which addresses consolidation by business enterprises of variable interest entities (“VIE’s”). During December 2003, the FASB revised FASB Interpretation No. 46, deferring the effective date of application for public companies to the first reporting period ending after March 15, 2004, except for disclosure requirements and VIE’s that are special-purpose entities. As part of the acquisition of Lab Chile, we acquired a note receivable secured by an option to acquire all of the outstanding shares of common stock of a company that owns 50.1% of a Latin American pharmacy chain, which had net revenues of $10,536 during the three months ended March 31, 2004. We have determined that the company is a VIE and that we are the primary beneficiary, however, we have not consolidated the company based on immateriality. We expect that our maximum exposure to loss is the recorded value of the note receivable, which was $1,728 at March 31, 2004.

(13)	Legal Proceedings:

The following supplements and amends the discussion set forth under Item 3 – “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

Fen-Phen Litigation

IPI has been named in a number of individual and class action lawsuits in both state and federal courts involving the diet drug combination of fenfluramine and phentermine, commonly known as “fen-phen.” Generally, these lawsuits seek damages for personal injury, wrongful death and loss of consortium, as well as punitive damages, under a variety of liability theories including strict products liability, breach of warranty and negligence. IPI did not manufacture either fenfluramine or phentermine, but did distribute the brand equivalent version of phentermine manufactured by Eon Labs Manufacturing, Inc. (“Eon”) and Camall Company. Although IPI had a very small market share, to date, IPI has been named in approximately 5,543 cases and has been dismissed from approximately 4,974 of these cases, with additional dismissals pending. IPI intends to vigorously defend all of the lawsuits, and while management believes that its defense will succeed, as with any litigation, there can be no assurance of this. Currently Eon is paying for approximately 50% of IPI’s costs in defending these suits and is fully indemnifying IPI against any damages IPI may suffer as a result of cases involving product manufactured by Eon. In the event Eon discontinues providing this defense and indemnity, IPI has its own product liability insurance. While IPI’s insurance carriers have issued reservations of rights, IPI believes that it has adequate coverage. Although it is impossible to predict with certainty the outcome of litigation, we do not believe this litigation will have a material adverse impact on our financial condition or results of operation.

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

IPI, along with numerous other pharmaceutical companies, has received inquiries from and responded to requests for records and information from the Committee on Energy and Commerce of the United States House of Representatives in connection with the Committee’s investigation into certain industry and IPI practices regarding average wholesale price. IPI has also received correspondence from the

States of Nevada, Kentucky, Florida, and Illinois, on behalf of itself and eight other states, indicating that the Office of the Attorney General (OAG) for these states are investigating allegations of purportedly improper pricing practices related to the average manufacturer price and best price calculations. We or our subsidiaries have not been named as a defendant in a suit filed by or on behalf or any state, but as a result of the investigation the OAG for the states have advised us that we are required to maintain all records related to the investigation. We are cooperating fully with these requests. The outcome of these investigations could include the imposition of substantial fines, penalties and injunctive or administrative remedies.

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

In December 2002, the Secretary of State for Health, on behalf of itself and others, filed a civil claim for damages and interest against Norton Healthcare, Norton Pharmaceuticals and other defendants alleging that certain of their actions adversely affected competition in the sale and supply of warfarin in the United Kingdom between 1996 and 2000. This claim seeks damages against all defendants in the approximate aggregate amount of 28,600 Pounds Sterling (approximately $52,801 at the March 31, 2004, currency exchange rate), plus interest and costs.

In December, 2003, the Secretary of State for Health, on behalf of itself and others, filed a civil claim for damages and interest against Norton Healthcare, Norton Pharmaceuticals and other defendants alleging that certain of their actions which adversely affected competition in the sale and supply of Penicillin in the United Kingdom between 1996 and 2000. This claim seeks damages against all defendants in the approximate amount of 30,500 Pounds Sterling (approximately $56,309 at the March 31, 2004, currency exchange rate), plus interest and costs.

Commercial Matters

On April 22, 2003, we received notice that we were named as a defendant along with approximately 25 other pharmaceutical manufacturers in a complaint filed in the US District Court for the Northern District of Texas by an individual who has filed the action purportedly in the name of the United States government, styled United States of America, ex. rel, Paul King v. Alcon Laboratories, Inc., et al. In this suit, the plaintiff seeks to recover damages from the defendants, including us, for allegedly defrauding and conspiring to defraud the United States government by having made sales of drugs to various federal governmental agencies or causing the United States government to reimburse individuals or entities for drug products that did not comply with Current Good Manufacturing Practices and other regulations and laws. The suit seeks the recovery of treble damages from us and the other defendants, jointly and severally, which plaintiff alleges exceeds thirty billion dollars, plus the recovery of attorneys’ fees, interest, civil penalties, costs, and other relief. On February 23, 2004, Plaintiff was granted leave to file a Second Amended Complaint, in response to which we filed a motion to dismiss the action in its entirety. We intend to vigorously defend ourselves in this action and against these allegations.

On April 22, 2003, GenPharm, Inc. filed a complaint in the United States District Court for the District of Puerto Rico against API Industries, Inc. (“API”) for damages and equitable relief, including declaratory relief and specific performance, arising out of API’s alleged breach of agreements and failure to supply GenPharm with an active pharmaceutical ingredient. The complaint also seeks the recovery of damages for API’s alleged negligence in failing to maintain production facilities in accordance with FDA standards. The plaintiff seeks to recover millions of dollars in damages, along with interest, costs and expenses, including attorneys’ fees and other fees and costs. The plaintiff also filed a motion for preliminary relief seeking the attachment of approximately 165 kilograms of the active pharmaceutical ingredient, which we vigorously opposed. API and Genpharm have settled the litigation and an order dismissing the case with prejudice was filed on February 18, 2004.

Environmental Related Proceedings

On July 16, 2003, API received an EPA letter requesting API to submit a revised Solid Waste Management Unit (SWMU) Plan, including additional sampling and investigation elements, concerning the alleged presence of isopropyl ether (IPE) in its facility. This matter was tendered to the sellers of API for indemnity based on the terms of the agreement by which API was sold to us, but sellers have denied responsibility for this claim. On November 7, 2003, API filed its response to the EPA’s July 16, 2003, letter and submitted a revised SWMU Plan to cooperate with the agency. On April 27, 2004, the EPA requested API to further address certain groundwater contaminant issues, including monitoring and sampling, relating to the presence of isopropyl ether in its facility. We will be evaluating the letter and cooperating with the agency.

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

Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under the caption “Risk Factors” in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2003. The following discussion and analysis should be read in conjunction with the consolidated financial statements, the related Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2003, and the unaudited interim consolidated financial statements and the related notes to unaudited interim consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

Results of Operations

Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003

Overview

We generated strong revenue growth in the first quarter of 2004 principally due to increased demand, new product launches and the acquisition of businesses. Our revenue growth was also driven by a $25.5 million milestone payment earned under a product collaboration and development agreement with Mayne Group Limited for the marketing and distribution of our injectable paclitaxel product in Europe. Stronger currencies in Europe and Latin America also contributed to revenue growth during this quarter. During the first quarter of 2004, we continued to invest in our future. We invested $61.4 million, an increase of 35%, more in sales and marketing than in the first quarter of 2003 and $32.4 million, an increase of 58%, more in research and development than in the first quarter of 2003. Despite these investments, our operating income increased by 26% from $50.1 million in the first quarter of 2003 to $63.0 million in the first quarter of 2004. We expect sales and marketing and research and development expenditures to generally remain at current levels.

On October 28, 2003, we received final approval and confirmation of our first to file status from the FDA on Metformin HCl Extended Release and on November 26, 2003, we reached agreement with Alpharma Inc. to share profits on an equal basis on all sales during the 180-day exclusivity period regarding this product. On February 19, 2004, we received final approval and confirmation of our first to file status on glyburide/metformin HCl tablets. We launched the product and commenced our 180-day exclusivity period in May 2004. On March 10, 2004, we received approval from the European Commission for the extension of indication of the existing marketing authorization for Paxene® to include treatment of metastatic breast cancer and metastatic ovarian cancer in the 15 member states of the European Union. On April 28, 2004, we received final approval and confirmation of our first to file status from the FDA on gabapentin tablets in 100 mg, 300 mg and 400 mg dosage strengths. The tablet formulation at these strengths is not currently marketed. We are not first-to-file on the five currently marketed dosage forms of this product. A trial date for the litigation regarding whether our products infringe a patent held by Pfizer has not yet been scheduled. We are, however, able to launch these products at any time and are considering a variety of factors in determining when to launch.

As part of our ongoing business strategy, we enter into collaborative alliances, which allow us to exploit our drug discovery and development capabilities or provide us with intellectual property and technologies. Many of these alliances involve licenses to other companies relating to technologies or compounds under development and, in some cases, finished products. These licenses permit us to reduce our development costs and often involve the receipt of an up-front payment and fees upon completion of certain development milestones and also, generally, provide for royalties based on sales of the products. We have received significant payments in the past from these arrangements. We expect that milestone, developmental, royalty and other payments under existing and new collaboration and license agreements with other parties will continue to be an important part of our business. Our future net revenues and profits will depend and will fluctuate from period to period, in part, based upon our ability to replace or renew license fees, royalties and development service fees as the related agreements expire or are terminated. We expect that our future net revenues and profits will also depend upon:

•	our ability to obtain and maintain FDA approval of our manufacturing facilities;

•	our ability to maintain a pipeline of products in development;

•	our ability to achieve the milestones specified in our license and development agreements;

•	our ability to manufacture, obtain and maintain a sufficient supply of products to meet market demand, retain our customers and meet contractual deadlines and terms;

•	our ability to develop and rapidly introduce new products and to introduce existing products into new territories;

•	the timing of regulatory approval of such products;

•	the availability and cost of raw materials required to manufacture such products;

•	our ability to manufacture such products efficiently;

•	the number and timing of regulatory approvals of competing products;

•	the outcome and timing of legal proceedings, particularly those related to Hatch-Waxman exclusivity and patent infringement cases;

•	our ability to forecast inventory levels and trends at our customers and their end-customers; and

•	our and our competitors’ pricing and chargeback policies.

Net Revenues and Gross Profit

The composition of the change in net revenues by region is as follows (in millions):

Three Months Ended March 31,	2004	2003	Change	% Change
North America	$170.0	$156.8	$13.2	8%
Europe	188.4	112.2	76.2	68%
Latin America	73.8	50.7	23.1	46%
Corporate and other	(7.0)	(2.0)	(5.0)	N.M. *

Total net revenues	$425.2	$317.7	$107.5	34%

*	Not meaningful

The increase in North American net revenues was due to volume increases of $25.6 million, including the launch of new generic products, partially offset by a decrease in other revenues of $9.0 million, primarily product collaboration and development fees received in 2003, and price decreases of

$3.4 million. North American subsidiaries recorded provisions for sales returns and allowances that reduced gross sales by $136.8 million during the three months ended March 31, 2004, and $143.2 million for the same period of the prior year.

The increase in European net revenues was primarily due to volume increases of $54.2 million, including the launch of new and acquired products, favorable effects of currency exchange rates of $16.3 million and an increase, net of currency effects, in other revenues of $22.6 million, partially offset by price decreases of $16.9 million. Other revenues included a $25.5 million milestone payment earned under a product collaboration and development agreement and amortization of previously deferred up-front payments received under this and another agreement. European subsidiaries recorded provisions for sales returns and allowances that reduced gross sales by $14.1 million during the three months ended March 31, 2004, and $7.4 million for the same period of the prior year.

The increase in Latin American net revenues was primarily due to volume increases of $14.5 million, favorable effects of currency exchange rates of $4.6 million, price increases of $3.7 million and an increase, net of currency effects, in other revenues of $0.3 million. Latin American subsidiaries recorded provisions for sales returns and allowances that reduced gross sales by $10.3 million during the three months ended March 31, 2004, and $7.3 million for the same period of the prior year.

The composition of the change in our net revenues and gross profit is as follows (in millions):

Three Months Ended March 31,	2004	2003	Change	% Change
Net revenues	$425.2	$317.7	$107.5	34%
Cost of sales	225.8	171.6	54.2	32%

Gross profit	$199.4	$146.1	$53.3	36%

% of net revenues	47%	46%

The improvement in our gross profit percentage was primarily due to the $15.7 million increase in other revenues, partially offset by reduced gross margin in North American pharmaceutical operations due to competitive pricing pressures.

Operating Expenses

The composition of the change in operating expenses is as follows (in millions):

Three Months Ended March 31,	2004	2003	Change	% Change
Selling	$61.4	$45.6	$15.8	35%
% of net revenues	14%	14%
General and administrative	36.5	25.1	11.4	46%
% of net revenues	9%	8%
Research and development	32.4	20.4	12.0	58%
% of net revenues	8%	6%
Amortization	5.5	4.5	1.0	23%
Restructuring	0.6	0.4	0.2	37%

Total operating expenses	$136.4	$96.0	$40.4	42%

The increase in selling expenses was primarily attributable to an increase in the European sales force resulting from the acquisition of a branded respiratory business on October 1, 2003, and higher expenses associated with the expansion of our United States proprietary respiratory sales force.

The increase in general and administrative expenses is primarily attributable to a $6.6 million legal settlement that was received and reduced general and administrative expenses in the first three months of 2003, and general and administrative expenses from the operations of the branded respiratory business in Europe.

The increase in research and development expenses is primarily attributable to an increase in various research and development projects and bio-study costs in North America and Europe. We expect our research and development expenditures to generally remain at current levels. Our future level of research and development expenditures will depend on, among other things, the outcome of clinical testing of products under development, the timing and impact of patent challenges and litigation, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions, collaborative alliances and liquidity.

The restructuring costs incurred in both quarters, consisting primarily of employee termination benefits, were primarily in our United Kingdom operations.

Other Income (Expense)

The composition of the change in other income (expense) is as follows (in millions):

Three Months Ended March 31,	2004	2003	Change	% Change
Interest income	$1.1	$1.2	$(0.1)	(12)%
Interest expense	(11.7)	(10.9)	(0.8)	7%
Other income, net	0.3	5.6	(5.3)	(94)%

Total other income (expense)	$(10.3)	$(4.1)	$(6.2)	152%

The increase in interest expense was primarily due to our issuance on March 3, 2004, of $400.0 million of 1.5% Convertible Senior Notes. See Liquidity and Capital Resources for additional information related to the 1.5% Notes and use of proceeds.

Other income, net decreased $5.3 million for the three months ended March 31, 2004, compared to the same period of the prior year. During the first three months of 2004, we realized no gains on the repurchase of subordinated notes compared to $2.2 million realized in the same period of the prior year. In addition, during the first three months of 2004, we recorded $2.0 million of foreign currency losses compared to insignificant foreign currency gains in the same period of the prior year. During the first three months of 2004, we earned $3.1 million of royalty and other payments recorded as additional consideration for the 1997 sale of Elmiron® to Ortho-McNeil Pharmaceutical, Inc. compared to $2.6 million in the same period of the prior year.

Net Income

The change in our net income is as follows (in millions, except per share data):

Three Months Ended March 31,	2004	2003	Change	% Change
Net income	$42.3	$29.0	$13.4	46%

Earnings per common share:
Basic	$0.21	$0.15	$0.06	40%

Diluted	$0.21	$0.15	$0.06	40%

Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities an interpretation of ARB No. 51, which addresses consolidation by business enterprises of variable interest entities (“VIE’s”). During December 2003, the FASB revised FASB Interpretation No. 46, deferring the effective date of application for public companies to the first reporting period ending after March 15, 2004, except for disclosure requirements and VIE’s that are special-purpose entities. As part of the acquisition of Lab Chile, we acquired a note receivable secured by an option to acquire all of the outstanding shares of common stock of a company that owns 50.1% of a Latin American pharmacy chain, which had net revenues of $10.5 million during the three months ended March 31, 2004. We have determined that the company is a VIE and that we are the primary beneficiary, however, we have not consolidated the company based on immateriality. We expect that our maximum exposure to loss is the recorded value of the note receivable, which was $1.7 million at March 31, 2004.

Liquidity and Capital Resources

Working capital was $696.9 million at March 31, 2004, compared to $509.2 million at December 31, 2003. Cash and cash equivalents were $536.8 million at March 31, 2004, compared to $146.9 million at December 31, 2003. Short-term marketable securities were $3.1 million at March 31, 2004, compared to $10.5 million at December 31, 2003.

Net cash of $8.4 million was provided by operating activities during the first three months of 2004 compared to $17.7 million during the same period of the prior year. The decrease in cash provided by operating activities was primarily the result of increases in accounts receivable due to increased sales, partially offset by increased earnings.

Net cash of $23.0 million was used by investing activities during the first three months of 2004 compared to $1.8 million during the same period of the prior year. We generated $3.1 million in proceeds from the sale of product rights compared to $2.6 million during the same period of the prior year. Our capital expenditures were $32.5 million, including the acquisition of a manufacturing facility, compared to $18.9 million during the same period of the prior year. We spent $1.3 million to acquire intangible assets and businesses and increase our ownership interest in affiliates compared to $0.8 million during the same period of the prior year. We generated $7.2 million of net proceeds from the sale of marketable securities compared to $15.3 million during the same period of the prior year.

Net cash of $411.3 million was provided by financing activities during the first three months of 2004 compared to $28.6 million used during the same period of the prior year. During the first three months of 2004, we incurred $413.9 million of new borrowings, principally related to the issuance of our

1.5% Convertible Senior Notes due 2024 described below, and repaid $10.5 million of bank debt. However, we made no purchases of our common stock during the first three months of 2004, compared to $6.2 million purchased in the same period of the prior year.

On March 3, 2004, we issued $400.0 million of our 1.5% Convertible Senior Notes due 2024 to certain qualified institutional buyers. After expenses we received net proceeds of approximately $390.5 million. Under certain circumstances, the 1.5% Notes are convertible, unless previously redeemed, into 33.4874 shares of our common stock per $1,000 of principal amount of the 1.5% Notes. This ratio results in a conversion price of approximately $29.86 per share. We may redeem the 1.5% Notes on or after March 1, 2011. Beginning with the six-month period commencing on March 1, 2011, in addition to the stated interest of 1.5%, we will pay contingent interest of 0.36% of the market value of the 1.5% Notes, if during specified testing periods, the average trading price of the 1.5% Notes is 120% or more of the principal value. In addition, holders of the 1.5% Notes may require us to repurchase the notes at 100% of the principal amount on each of March 1, 2011, 2014, and 2019, and upon certain events.

The 1.5% Notes also contain a restricted convertibility feature that does not affect the conversion price of the notes but, instead, places restrictions on holders’ ability to convert their notes into shares of our common stock. Holders may convert their Notes into shares of our common stock prior to stated maturity under the following circumstances:

•	during any fiscal quarter (beginning with the quarter ending June 30, 2004) if the closing sale price of our common stock for at least 20 consecutive trading days in the 30 consecutive trading-day period ending on the last trading day of the immediately preceding fiscal quarter exceeds 120% of the conversion price on that 30th trading day;

•	during any five consecutive trading-day period immediately following any five consecutive trading-day period (the Note Measurement Period) in which the average market price for the notes during that Note Measurement Period was less than 95% of the average conversion value for the notes during such period; provided, however, that, beginning on March 1, 2019, holders may not convert their notes if the closing sale price of our common stock on the trading day immediately preceding the day on which the notes are surrendered for conversion is greater than 100% of the conversion price but equal to or less than 120% of the conversion price;

•	upon the occurrence of specified corporate transactions; or

•	if we have called the notes for redemption.

Net proceeds from this offering are expected to be used to redeem our outstanding 5.5% Convertible Senior Subordinated Notes and for general corporate purposes, including potential acquisitions of, and investments in, products, technologies and companies, capital expenditures and working capital. As of March 31, 2004, we had approximately $249.0 million of our 5.5% Notes outstanding. The 5.5% Notes are, unless previously redeemed, convertible into 33.6 shares of our common stock per $1,000 principal amount. On March 26, 2004, we issued a notice to redeem the 5.5% Notes on May 16, 2004, at 102.357% of the aggregate principal amount outstanding plus accrued and unpaid interest to the redemption date and, accordingly, reclassified the $249.0 million outstanding amount to “Current portion of long-term debt” in the accompanying consolidated balance sheet. We expect that approximately $254.9 million in cash will be used to redeem the notes, and that a write-off of redemption premium and debt issuance costs of approximately $8.5 million will be incurred in connection with the redemption. However, the 1.5% interest rate on the notes issued in March is 4% lower than the notes being redeemed and will result in reduced interest expense in future periods.

We plan to spend substantial amounts of capital in 2004 to continue the research and development of pharmaceutical products. Although research and development expenditures are expected to be between $120 million and $140 million during 2004, actual expenditures will depend on, among other things, the outcome of clinical testing or products under development, the timing and impact of patent challenges and litigation, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity. In addition, we plan to spend between $100 million and $120 million in 2004 to acquire, improve and expand our pharmaceutical and other related facilities.

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

Income Taxes

We recognized a $10.4 million tax provision for the three months ended March 31, 2004, of which $11.0 million related to foreign operations. The tax provision for the three months ended March 31, 2004, was determined using our estimated annual effective tax rate, which was less than the United States statutory rate primarily due to lower tax rates applicable to our Swiss operations and to the tax benefits resulting from the anticipated 2004 merger of two of our foreign subsidiaries. The tax impact resulting from the merger is a tax benefit of $23.3 million, net of a valuation allowance of $6.3 million. Payment of the current tax provision for the year ending December 31, 2004, will be reduced by $2.4 million for domestic operations and $0.4 million for foreign operations, representing the incremental impact of compensation expense deductions associated with non-qualified stock options exercised during the first three months of 2004. As of March 31, 2004, domestic net deferred tax assets totaled $80.2 million and aggregate foreign net deferred tax assets totaled $12.9 million. Realization of the net deferred tax assets is dependent upon generating sufficient future domestic and foreign taxable income. Although realization is not assured, we believe it is more likely than not that the net deferred tax assets will be realized. Our estimates of future taxable income are subject to revision due to, among other things, regulatory and competitive factors affecting the pharmaceutical industries in the markets in which we operate. Such factors are further discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

Royalty and license fee income are recognized when obligations associated with earning the royalty or license fee have been satisfied and are included in “Net revenues” in the accompanying consolidated statements of operations. In accordance with EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, our accounting policy is to review each contract to determine if there are multiple revenue-generating activities that constitute more than one unit of accounting. Revenue is recognized for each unit of accounting based on revenue recognition criteria relevant to that unit. Up-front payments are deferred, if appropriate, and recognized into revenues over the obligation period.

Inventories - Inventories are stated at the lower of cost (first-in, first-out) or market. Components of inventory cost include materials, labor and manufacturing overhead. In evaluating whether inventories are stated at the lower of cost or market, we consider such factors as the amount of inventories on hand, estimated time required to sell such inventories, remaining shelf life of the inventories and current market price of the inventories. We have made, are in the process of making and/or will scale-up and make commercial quantities of certain of our product candidates prior to the date we anticipate that such products will receive final FDA or foreign governmental marketing approval and/or satisfactory resolution of patent infringement litigation involving them (i.e., pre-launch inventories). The scale-up and commercial production of pre-launch inventories involves the risk that such products may not be approved for marketing by the governmental agencies on a timely basis, or ever, and/or that the outcome of related litigation may not be satisfactory. This risk notwithstanding, we plan to continue to scale-up and build pre-launch inventories of certain products that have not yet received final governmental approval and/or satisfactory resolution of patent infringement litigation when we believe that such action is appropriate in relation to the commercial value of the product launch opportunity. As of March 31, 2004, we had approximately $20.1 million of inventories, primarily raw materials, related to certain products pending final approval and/or satisfactory resolution of litigation.

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

Legal Costs – Legal charges are recorded for the costs anticipated to be incurred in connection with litigation and claims against us when we can reasonably estimate these costs. We intend to vigorously defend each of the lawsuits described in Note 14, Commitments and Contingencies, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2003, and in Note 13, Legal Proceedings, in the Notes to Consolidated Financial Statements included in this Form 10-Q, but their respective outcomes cannot be predicted. Any of such lawsuits or investigations, if determined adversely to us, could have a material adverse effect on our financial position and results of operations. Our ultimate liability with respect to any of these proceedings is not presently determinable.

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

•	our ability to identify potential acquisitions and to successfully acquire and integrate such operations or products;

•	our ability to reduce our backlog and manufacture, obtain and maintain a sufficient supply of products to meet market demand, retain our customers and meet contractual deadlines and terms;

•	that our proposed spending on facilities improvement and expansion may not be as projected;

•	that we may increase sales and marketing costs and research spending above current levels;

•	our ability to obtain and maintain FDA approval of our manufacturing facilities, the failure of which could result in production stoppage or delays;

•	our intention to fund 2004 capital expenditures and research and development from existing cash and internally generated funds;

•	the outcome and timing of any pending or future litigation or investigation (including patent, trademark and copyright litigation and the United Kingdom National Health Service investigation), and the cost, expenses and possible diversion of management’s time and attention arising from such litigation or investigation;

•	difficulties in product development and uncertainties related to the timing or outcome of product development;

•	the availability on commercially reasonable terms of raw materials, particularly raw materials for our paclitaxel product, and other third-party sourced products;

•	our dependence on sole or limited source suppliers and the risk associated with a production interruption or shipment delays at such suppliers;

•	our ability to replace or renew license fees, royalties and development service fees as the related agreements expire or are terminated;

•	difficulties in complying with governmental regulations;

•	difficulties or delays in manufacturing products;

•	efficacy or safety concerns with respect to marketed products, whether or not scientifically justified, leading to recalls, withdrawals or declining sales;

•	our ability to obtain approval from the FDA to market new pharmaceutical products;

•	the acceptance of new products by the medical community as effective as alternative forms of treatment for indicated conditions;

•	the impact of new regulations or court decisions or actions by our competitors regarding the protection of patents and the exclusivity period for the marketing of branded drugs;

•	our ability to use inventory and raw materials in the manner initially intended or to find alternative uses, to the extent the inventory and raw materials relate to products pending final approval or satisfactory resolution of litigation, if such approval or resolution is not obtained;

•	the impact of the adoption of certain accounting standards;

•	our success in acquiring or licensing proprietary technologies that are necessary for our product development activities;

•	the impact of political and economic instability in the countries in which we operate, particularly Venezuela and other Latin American countries;

•	our successful compliance with extensive, costly, complex and evolving governmental regulations and restrictions;

•	the use of estimates in the preparation of our financial statements;

•	our ability to successfully compete in both the branded and generic pharmaceutical sectors;

•	trade buying patterns;

•	trends toward managed care and health care cost containment;

•	possible United States legislation or regulatory action affecting, among other things, pharmaceutical pricing and reimbursement, including Medicaid and Medicare;

•	interest rate and foreign currency exchange rate fluctuation; and

•	other risks and uncertainties detailed herein and from time to time in our Securities and Exchange Commission filings.

The information in this Form 10-Q is as of March 31, 2004, or, where clearly indicated, as of the date of this filing. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. We also may make additional disclosures in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we may file from time to time with the Securities and Exchange Commission. Please also note that we provide a cautionary discussion of risks and uncertainties under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2003. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here could also adversely affect us.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our consolidated financial position, results of operations or cash flows. We, in the normal course of doing business, are exposed to the risks associated with foreign currency exchange rates and changes in interest rates.

Foreign Currency Exchange Rate Risk – During the three months ended March 31, 2004, sales by subsidiaries located outside the United States accounted for approximately 62% of our worldwide sales. The majority of these sales were denominated in currencies of the local country. As such, our reported profits and cash flows are exposed to changing exchange rates. If the United States dollar weakens relative to the foreign currency, the earnings generated in the foreign currency will, in effect, increase when converted into United States dollars and vice versa. Although we do not speculate in the foreign exchange market, we do from time to time manage exposures that arise in the normal course of business related to fluctuations in foreign currency exchange rates by entering into offsetting positions through the use of foreign exchange forward contracts. As a result of exchange rate differences, net revenues increased by $21.1 million for the three months ended March 31, 2004, as compared to the same period in the prior year. The effects of inflation on consolidated net revenues and operating income were not significant. Certain firmly committed transactions are hedged with foreign exchange forward contracts. As exchange rates change, gains and losses on the exposed transactions are partially offset by gains and losses related to the hedging contracts. Both the exposed transactions and the hedging contracts are translated at current spot rates, with gains and losses included in earnings.

Our derivative activities, which primarily consist of foreign exchange forward contracts, are initiated primarily to hedge forecasted cash flows that are exposed to foreign currency risk. The foreign exchange forward contracts generally require us to exchange local currencies for foreign currencies based on pre-established exchange rates at the contracts’ maturity dates. If the counter-parties to the exchange contracts do not fulfill their obligations to deliver the contracted currencies, we could be at risk for currency related fluctuations. We enter into these contracts with counter-parties that we believe to be creditworthy and do not enter into any leveraged derivative transactions. As of March 31, 2004, we had $19.2 million in foreign exchange forward contracts outstanding to sell Pounds Sterling for Euros, primarily to hedge Euro-based operating cash flows. As exchange rates change, gains and losses on these contracts are generated based on the change in the exchange rates that are recognized in the consolidated statement of operations at maturity, and offset the impact of the change in exchange rates on the foreign currency cash flows that are hedged.

Interest Rate Risk – Our only material debt obligations relate to the 1.5%, 4.5% and 5.5% Convertible Notes, which bear fixed rates of interest, and the amounts we owe for the purchase of QVAR® and other respiratory products, which carry no stated interest rate. We believe that our exposure to market risk relating to interest rate risk is not material.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have evaluated the design and operation of our disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Exchange Act and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including our principal executive officer and principal financial officer as of the end of the quarterly period to which this Quarterly Report on Form 10-Q relates. The principal executive officer and principal financial officer have concluded, based on their review and subject to the limitations noted below, that our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), are effective to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

The following supplements and amends the discussion set forth under Item 3 – “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2003.

Commercial Matter

On April 22, 2003, GenPharm, Inc. filed a complaint in the United States District Court for the District of Puerto Rico against API Industries, Inc. (“API”) for damages and equitable relief, including declaratory relief and specific performance, arising out of API’s alleged breach of agreements and failure to supply GenPharm with an active pharmaceutical ingredient. The complaint also seeks the recovery of damages for API’s alleged negligence in failing to maintain production facilities in accordance with FDA standards. The plaintiff seeks to recover millions of dollars in damages, along with interest, costs and expenses, including attorneys’ fees and other fees and costs. The plaintiff also filed a motion for preliminary relief seeking the attachment of approximately 165,000 kilograms of the active pharmaceutical ingredient, which we vigorously opposed. API and Genpharm have settled the litigation and an order dismissing the case with prejudice was filed on February 18, 2004.

Environmental Related Proceedings

On July 16, 2003, API received an EPA letter requesting API to submit a revised Solid Waste Management Unit (SWMU) Plan, including additional sampling and investigation elements, concerning the alleged presence of isopropyl ether (IPE) in its facility. This matter was tendered to the sellers of API for indemnity based on the terms of the agreement by which API was sold to us, but sellers have denied responsibility for this claim. On November 7, 2003, API filed its response to the EPA’s July 16, 2003, letter and submitted a revised SWMU Plan to cooperate with the agency. On April 27, 2004, the EPA requested API to further address certain groundwater contaminant issues, including monitoring and sampling, relating to the presence of isopropyl ether in its facility. We will be evaluating the letter and cooperating with the agency.

Item 6 – Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a).	Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a).	Filed herewith.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

(b)	Reports on Form 8-K

On February 19, 2004, we filed a report on Form 8-K to furnish our earnings release for the fourth quarter of 2003.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IVAX Corporation

Date: May 7, 2004	By:	/s/ THOMAS E. BEIER

Thomas E. Beier Senior Vice President-Finance Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a).

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.