Form 10-Q
period 2004-06-30
IVAX CORP
filed 2004-08-09
CIK 772197

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

200,117,486 shares of Common Stock, $.10 par value, outstanding as of July 27, 2004.

IVAX CORPORATION

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

IVAX CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$191,043	$146,870
Marketable securities	4,334	10,470
Accounts receivable, net of allowance for doubtful accounts of $18,701 in 2004 and $17,675 in 2003	400,777	264,317
Inventories	460,863	413,872
Other current assets	157,240	160,187

Total current assets	1,214,257	995,716
Property, plant and equipment, net	526,948	502,942
Goodwill, net	485,298	489,665
Intangible assets, net	304,667	314,361
Other assets	112,482	70,250

Total assets	$2,643,652	$2,372,934

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$146,092	$139,990
Current portion of long-term debt	52,329	58,607
Loans payable	18,730	17,804
Accrued income taxes payable	26,797	27,990
Accrued expenses and other current liabilities	256,002	242,158

Total current liabilities	499,950	486,549
Long-term debt, net of current portion	982,051	855,335
Other long-term liabilities	52,928	56,208
Minority interest	12,588	12,531
Shareholders’ equity:
Common stock, $0.10 par value, authorized 437,500 shares, issued and outstanding 200,061 shares in 2004 and 196,708 shares in 2003	20,006	19,671
Capital in excess of par value	413,473	341,231
Retained earnings	780,915	690,476
Accumulated other comprehensive loss	(118,259)	(89,067)

Total shareholders’ equity	1,096,135	962,311

Total liabilities and shareholders’ equity	$2,643,652	$2,372,934

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months		Six Months
Period Ended June 30, (In thousands, except per share data)	2004	2003	2004	2003
Net revenues	$463,962	$342,985	$889,153	$660,678
Cost of sales (excludes amortization, which is presented below)	239,408	192,033	465,193	363,583

Gross profit	224,554	150,952	423,960	297,095

Operating expenses:
Selling	66,496	52,458	127,867	98,053
General and administrative	43,599	31,279	80,105	56,347
Research and development	38,662	25,065	71,012	45,486
Amortization of intangible assets	5,432	5,315	10,937	9,806
Restructuring costs (reversal)	(36)	317	597	780

Total operating expenses	154,153	114,434	290,518	210,472

Operating income	70,401	36,518	133,442	86,623
Other income (expense):
Interest income	1,193	686	2,285	1,919
Interest expense	(19,385)	(11,003)	(31,130)	(21,952)
Other income, net	6,013	230	6,351	5,854

Total other expense	(12,179)	(10,087)	(22,494)	(14,179)

Income before income taxes and minority interest	58,222	26,431	110,948	72,444
Provision for income taxes	10,071	7,378	20,452	24,484

Income before minority interest	48,151	19,053	90,496	47,960
Minority interest	(53)	33	(57)	111

Income from continuing operations	48,098	19,086	90,439	48,071
Income from discontinued operations, net of tax of $12,763	—	22,204	—	22,204

Net income	$48,098	$41,290	$90,439	$70,275

Basic earnings per common share:
Continuing operations	$0.24	$0.10	$0.46	$0.25
Discontinued operations	—	0.11	—	0.11

Net income	$0.24	$0.21	$0.46	$0.36

Diluted earnings per common share:
Continuing operations	$0.24	$0.10	$0.45	$0.25
Discontinued operations	—	0.11	—	0.11

Net income	$0.24	$0.21	$0.45	$0.36

Weighted average number of common shares outstanding:
Basic	198,268	195,163	197,671	195,066

Diluted	203,037	198,503	202,580	197,578

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Number of Shares	Amount
BALANCE, January 1, 2004	196,708	$19,671	$341,231	$690,476	$(89,067)	$962,311
Comprehensive income:
Net income	—	—	—	90,439	—	90,439
Translation adjustment	—	—	—	—	(27,421)	(27,421)
Unrealized net loss on available-for-sale equity securities and derivatives, net of tax	—	—	—	—	(1,771)	(1,771)

Comprehensive income						61,247
Exercise of stock options	911	91	10,427	—	—	10,518
Tax benefit of option exercises	—	—	3,774	—	—	3,774
Employee stock purchases	41	4	756	—	—	760
Shares issued in acquisitions	2,401	240	57,285	—	—	57,525

BALANCE, June 30, 2004	200,061	$20,006	$413,473	$780,915	$(118,259)	$1,096,135

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30, (In thousands)	2004	2003
Cash flows from operating activities:
Net income	$90,439	$70,275
Adjustments to reconcile net income to net cash flows from operating activities:
Restructuring costs	597	780
Depreciation and amortization	43,857	35,313
Deferred tax benefit	(15,777)	(282)
Tax effect of stock options exercised	3,774	768
Value of stock options issued to non-employees	—	40
Provision for doubtful accounts	1,202	2,003
Provision for inventory obsolescence	22,346	16,485
Interest accretion on notes receivable and payable, net	1,219	1,362
Minority interest in loss (earnings)	57	(111)
Equity in earnings of unconsolidated affiliates	(1,541)	(614)
Gain on sale of marketable securities	(31)	—
Gains on sale of product rights	(6,168)	(5,309)
Loss (gain) on sale of assets, net	266	(139)
Loss (gain) on extinguishment of debt	8,472	(2,274)
Income from discontinued operations	—	(22,204)
Changes in operating assets and liabilities:
Accounts receivable	(138,604)	24,387
Inventories	(61,342)	(40,613)
Other current assets	9,738	3,304
Other assets	802	1,278
Accounts payable, accrued expenses and other current liabilities	7,615	(17,568)
Other long-term liabilities	7,223	(1,332)

Net cash flows from operating activities	(25,856)	65,549

Cash flows from investing activities:
Proceeds from sale of product rights	6,168	5,309
Capital expenditures	(52,607)	(40,569)
Proceeds from sale of assets	504	1,916
Acquisitions of intangible assets	(1,150)	(4,386)
Acquisitions of businesses, net of cash acquired	(7,717)	(48)
Investment in affiliates	(667)	2,310
Purchases of marketable securities	(7,327)	(250)
Proceeds from sales of marketable securities	13,212	28,626
Net proceeds from discontinued operations	5,500	8,824

Net cash flows from investing activities	(44,084)	1,732

Cash flows from financing activities:
Borrowings on long-term debt and loans payable	418,924	2,726
Payments on long-term debt and loans payable	(302,641)	(44,063)
Payment of debt redemption premium	(5,868)	—
Exercise of stock options and employee stock purchases	11,278	5,021
Repurchase of common stock	—	(6,155)

Net cash flows from financing activities	121,693	(42,471)

Effect of exchange rate changes on cash and cash equivalents	(7,580)	5,737

Net increase in cash and cash equivalents	44,173	30,547
Cash and cash equivalents at the beginning of the period	146,870	155,408

Cash and cash equivalents at the end of the period	$191,043	$185,955

Supplemental disclosures:
Interest paid	$25,771	$20,050

Income tax payments	$25,548	$46,149

Income tax refunds	$6,520	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share data)

(1) General:

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and notes required by accounting principles generally accepted in the United States for complete financial statements. However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the results of operations, financial position and cash flows have been made. The results of operations and cash flows for the six months ended June 30, 2004, are not necessarily indicative of the results of operations and cash flows that may be reported for the remainder of 2004 or for future periods. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2003. For purposes of these financial statements, North America includes the United States and Canada. Mexico is included within Latin America.

(2) Earnings Per Share:

A reconciliation of the denominator of the basic and diluted earnings per share computation for net income is as follows:

	Three Months		Six Months
Period Ended June 30,	2004	2003	2004	2003
Basic weighted average number of shares outstanding	198,268	195,163	197,671	195,066
Effect of dilutive securities – stock options and warrants	4,769	3,340	4,909	2,512

Diluted weighted average number of shares outstanding	203,037	198,503	202,580	197,578

Not included in the calculation of diluted earnings per share because their impact is antidilutive:
Stock options outstanding	4,786	9,419	4,699	12,483
Convertible debt	25,275	21,885	21,140	22,039

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

	Three Months		Six Months
Period Ended June 30,	2004	2003	2004	2003
Net income as reported	$48,098	$41,290	$90,439	$70,275
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	8,081	5,468	16,021	10,121

Pro forma net income	$40,017	$35,822	$74,418	$60,154
Basic net income per share as reported	0.24	0.21	0.46	0.36
Pro forma basic net income per share	0.20	0.18	0.38	0.31
Diluted net income per share as reported	0.24	0.21	0.45	0.36
Pro forma diluted net income per share	0.20	0.18	0.37	0.30
Weighted average fair value of options issued	$8.96	$8.02	$10.51	$4.61
Expected life (years)	5.1	5.2	5.1	5.2
Risk-free interest rate	3.3-4.6%	2.7-3.4%	3.1-4.6%	2.7-4.0%
Expected volatility	26%	27%	26%	27%
Dividend yield	0%	0%	0%	0%

As the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. In addition, valuations are based on highly subjective assumptions about the future, including stock price volatility and exercise patterns.

(4) Revenues:

Net revenues are comprised of gross revenues less provisions for revenue dilution items, including chargebacks, returns, shelf stock adjustments, discounts, promotional allowances, rebates, reimbursements relating to Medicaid and Medicare and other allowances. The reserve balances related to these provisions are included in the following balance sheet accounts:

	June 30, 2004	December 31, 2003
Accounts receivable	$164,303	$136,475
Accrued expenses	114,837	110,079

Total sales returns and allowances reserves	$279,140	$246,554

(5) Inventories:

Inventories consist of the following:

	June 30, 2004	December 31, 2003
Raw materials	$176,771	$155,159
Work-in-process	62,515	65,194
Finished goods	221,577	193,519

Total inventories	$460,863	$413,872

As of June 30, 2004, we had approximately $39,893 in inventories, primarily raw materials, relating to products pending launch while we await receipt of final FDA or foreign governmental marketing approval and/or satisfactory resolution of patent infringement litigation. Approximately 11% of our pre-launch inventory represents inventory for which we have already received regulatory approval to sell, but that is subject to patent infringement actions. Approximately 34% of our pre-launch inventory represents inventory for which the brand product’s patent protection has expired and we are awaiting regulatory approval to sell our generic equivalent.

(6) Acquisitions:

On June 1, 2004, we indirectly acquired from Recordati Industria Chimica e Farmaceutica S.p.A. 469 shares in Kutnowskie Zaklady Farmaceutyczne “POLFA” SA (“Polfa Kutno”), by purchasing the outstanding securities of KZFPK Holdings, Inc., a Delaware corporation, for 1,735 shares of our common stock, valued at $41,627. The shares purchased represent 24.99% of the total share capital in Polfa Kutno, a pharmaceutical company listed on the Warsaw Stock Exchange. We intend to acquire the remaining outstanding shares in Polfa Kutno through a share for share exchange offer following registration of our Common Stock with the Polish Securities and Exchange Commission. We have incurred acquisition and other related costs in connection with this transaction and the transaction with Recordati of $4,233. Polfa Kutno markets and manufactures a wide variety of prescription and over-the-counter pharmaceutical products, which will complement our existing businesses and will provide new products and marketing opportunities. Investments in affiliates representing 20% to 50% ownership interests are recorded under the equity method of accounting.

On June 2, 2004, we indirectly acquired Corporacion Medco S.A.C. (“Medco”), a Peruvian pharmaceutical company, by purchasing the outstanding securities of Medco’s parent, Inversiones Catamarn S.A. – Inveran, a corporation organized under the laws of Panama, for 666 shares of our common stock, valued at $15,898, and $100 in cash. The total purchase price, including acquisition costs of $85 less cash acquired of $207, was $15,876. Medco develops, manufactures and sells branded over-the-counter and prescription products, as well as generic prescription pharmaceutical products, in Peru. We acquired Medco to further our growth in the Peruvian market and to provide new product opportunities. The preliminary allocation of the purchase price is subject to adjustment based on receipt of final information on the fair value of assets acquired and liabilities assumed. The operating results of Medco are included in the consolidated financial statements subsequent to the June 2, 2004, acquisition date.

On June 2, 2004, we indirectly acquired Botica Torres de Limatambo S.A.C. (“BTL”), a Peruvian retail pharmacy company, by purchasing the outstanding securities of one of BTL’s parents, ASSA Investments S.A., and exercising an option (the “Option”) to acquire the outstanding securities of the other parent, ASSA Inc., for $3,501 in cash, net of cash acquired of $249, forgiveness of a note receivable, previously held by us with a recorded value of $1,728 and related costs of $2,188, and other costs incurred of $5, of which $188 is held in escrow. The note receivable was secured by the Option. BTL is in the business of operating a retail pharmacy chain in Peru. We acquired BTL to further our growth in the Peruvian market and to explore retail pharmacy market opportunities. The preliminary allocation of the purchase price is subject to adjustment based on receipt of final information on the fair value of assets acquired and liabilities assumed. The operating results of BTL are included in the consolidated financial statements subsequent to the June 2, 2004, acquisition date.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the dates of acquisition, the purchase price paid and resulting goodwill.

Current assets, excluding cash acquired	$15,900
Property, plant and equipment	5,240
Intangible assets	3,570
Deferred tax assets	562
Other assets	788
Investment in unconsolidated entities	45,860

Total assets acquired	71,920

Current liabilities	17,092
Long-term debt	1,429

Total liabilities assumed	18,521

Net assets acquired	$53,399

Purchase price:
Cash paid, net of cash acquired	$3,394
Acquisition costs	4,323
Forgiveness of note receivable and related costs	3,916
Fair market value of stock issued	57,525

Total	$69,158

Goodwill	$15,759

The acquirees’ results of operations prior to the acquisitions were not significant in relation to our consolidated results of operations.

(7) Intangible Assets:

Intangible assets consist of the following:

	June 30, 2004		December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Patents and related licenses	$76,307	$50,739	$75,642	$48,468
Trademarks	134,602	17,524	131,688	13,855
Licenses and other intangibles	161,206	23,005	161,548	17,473

Total	$372,115	$91,268	$368,878	$79,796

Unamortized intangible assets:
Trademarks and product registrations	$23,820		$25,279

Intangible assets amortization expense is estimated to be $11,925 for the remainder of 2004, $23,473 in 2005, $22,340 in 2006, $24,171 in 2007 and $21,908 in 2008.

(8) Debt:

On March 3, 2004, we issued $400,000 of our 1.5% Convertible Senior Notes due 2024 to certain qualified institutional buyers. After expenses, we received net proceeds of approximately $390,500. Under certain circumstances, the 1.5% Notes are convertible, unless previously redeemed, into 33.4874 shares of our common stock per $1,000 of principal amount of the 1.5% Notes. This ratio results in a conversion price of approximately $29.86 per share. We may redeem the 1.5% Notes on or after March 1, 2011. Beginning with the six-month period commencing on March 1, 2011, in addition to the stated interest of 1.5%, we will pay contingent interest of 0.36% of the market value of the 1.5% Notes if, during specified testing periods, the average trading price of the 1.5% Notes is 120% or more of the principal value. In addition, holders of the 1.5% Notes may require us to repurchase the notes at 100% of the principal amount on each of March 1, 2011, 2014, and 2019, and upon certain events.

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

A portion of the net proceeds from this offering were used to redeem our outstanding 5.5% Convertible Senior Subordinated Notes and the remaining net proceeds have been and will be used for general corporate purposes, including acquisitions of, and investments in, products, technologies and companies, capital expenditures and working capital. On May 18, 2004, we redeemed the 5.5% Notes in accordance with their terms at 102.357% of the aggregate principal amount outstanding of $249,000 plus accrued interest. We paid $254,869 in cash to redeem the notes and wrote off the redemption premium and debt issuance costs in the amount of $8,472 in connection with the redemption.

(9) Income Taxes:

The provision for income taxes consists of the following:

	Three Months		Six Months
Period Ended June 30,	2004	2003	2004	2003
Current:
Domestic	$17,506	$5,629	$18,021	$18,634
Foreign	8,573	4,794	18,208	6,132
Deferred
Domestic	(9,846)	278	(10,995)	391
Foreign	(6,162)	(3,323)	(4,782)	(673)

Total	$10,071	$7,378	$20,452	$24,484

The tax provision for the six months ended June 30, 2004, was determined using our estimated annual effective tax rate, which was less than the United States statutory rate primarily due to lower tax rates applicable to our Swiss operations and to the tax benefits resulting from the anticipated 2004 merger of two of our Chilean subsidiaries. The tax benefit from the merger results from a step-up in tax basis of the assets existing at the time of the merger that is available under local tax regulations. The tax impact resulting from the merger is a tax benefit of $21,287, net of a valuation allowance of $10,786, of which $6,746 was recognized in our tax provision for the six months ended June 30, 2004, due to the impact of the tax benefit on our annual effective tax rate. We recorded a valuation allowance primarily for the amount of the tax benefit that would be realizable beyond five years because we cannot forecast beyond five years with reasonable certainty due to the political and economic uncertainties that exist within Latin America. Payment of the current tax provision for the year ending December 31, 2004, will be reduced by $3,358 for domestic operations and $416 for foreign operations, representing the incremental impact of compensation expense deductions associated with non-qualified stock options exercised during the first six months of 2004. These amounts were credited to “Capital in excess of par value.” As of June 30, 2004, a domestic net deferred tax asset of $89,476 and an aggregate foreign net deferred tax asset of $14,657 are included in “Other current assets” and “Other assets” in the accompanying consolidated balance sheet. Realization of the net deferred tax assets is dependent upon generating sufficient future domestic and foreign taxable income. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized.

(10) Retirement Plans:

The components of net periodic pension costs and our contributions paid were as follows:

	Three Months		Six Months
Period Ended June 30,	2004	2003	2004	2003
Service cost	$795	$320	$1,149	$654
Interest cost	331	134	479	273
Expected return on plan assets	(264)	(107)	(382)	(218)
Amortization of transition obligation	91	37	132	75

Net periodic pension cost	$953	$384	$1,378	$784

Employer contribution	$303	$320	$657	$654

(11) Shareholders’ Equity:

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

(12) Business Segment Information:

	Three Months		Six Months
Revenues by Region Period Ended June 30,	2004	2003	2004	2003
North America
External sales	$225,347	$142,436	$392,728	$288,799
Intersegment sales	2,382	178	4,477	462
Other revenues	602	6,954	1,092	17,080

Net revenues - North America	228,331	149,568	398,297	306,341

Europe
External sales	132,374	105,107	273,733	198,810
Intersegment sales	25,596	14,546	44,230	27,941
Other revenues	13,589	12,513	42,049	17,642

Net revenues – Europe	171,559	132,166	360,012	244,393

Latin America
External sales	75,626	60,458	149,062	111,081
Other revenues	388	132	794	259

Net revenues – Latin America	76,014	60,590	149,856	111,340

Corporate and other
External sales	13,825	13,768	25,214	24,815
Intersegment sales	(27,978)	(14,724)	(48,707)	(28,403)
Other revenues	2,211	1,617	4,481	2,192

Net revenues - Corporate and other	(11,942)	661	(19,012)	(1,396)

Consolidated net revenues	$463,962	$342,985	$889,153	$660,678

	Three Months		Six Months
Profits by Region Period Ended June 30,	2004	2003	2004	2003
Income before minority interest:
North America	$30,579	$15,717	$41,175	$44,719
Europe	11,286	3,150	38,215	240
Latin America	19,697	4,994	33,359	11,386
Corporate and other	(13,411)	(4,808)	(22,253)	(8,385)

Income before minority interest	48,151	19,053	90,496	47,960
Minority interest	(53)	33	(57)	111
Discontinued operations	—	22,204	—	22,204

Net income	$48,098	$41,920	$90,439	$70,275

	June 30,
	2004	2003
Long-Lived Assets:
North America	$346,683	$324,314
Europe	476,769	322,347
Latin America	468,319	437,454
Corporate and other	126,338	131,511

Total	$1,418,109	$1,215,626

The following table displays the changes in the carrying amounts of goodwill by geographic region for the six months ended June 30, 2004:

	Balance January 1, 2004	Acquisitions	Foreign Exchange and Other	Balance June 30, 2004
North America	$1,472	$—	$—	$1,472
Europe	81,853	233	(904)	81,182
Latin America	358,996	15,759	(19,476)	355,279
Corporate and other	47,344	—	21	47,365

Consolidated goodwill	$489,665	$15,992	$(20,359)	$485,298

It is not practicable for us to provide information regarding sales by therapeutic category.

(13) Recently Issued Accounting Standards:

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities an interpretation of ARB No. 51, which addresses consolidation by business enterprises of variable interest entities (“VIE’s”). During December 2003, the FASB revised FASB Interpretation No. 46, deferring the effective date of application for public companies to the first reporting period ending after March 15, 2004, except for disclosure requirements and VIE’s that are special-purpose entities. The impact of adoption was not significant.

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

Fen-Phen Litigation

IPI has been named in a number of individual and class action lawsuits in both state and federal courts involving the diet drug combination of fenfluramine and phentermine, commonly known as “fen-phen.” Generally, these lawsuits seek damages for personal injury, wrongful death and loss of consortium, as well as punitive damages, under a variety of liability theories including strict products liability, breach of warranty and negligence. IPI did not manufacture either fenfluramine or phentermine, but did distribute the brand equivalent version of phentermine manufactured by Eon Labs Manufacturing, Inc. (“Eon”) and Camall Company. Although IPI had a very small market share, to date, IPI has been named in approximately 5,546 cases and has been dismissed from approximately 5,066 of these cases, with additional dismissals pending. IPI intends to vigorously defend all of the lawsuits, and while management believes that its defense will succeed, as with any litigation, there can be no assurance of this. Currently Eon is paying for approximately 50% of IPI’s costs in defending these suits and is fully indemnifying IPI against any damages IPI may suffer as a result of cases involving product manufactured by Eon. In the event Eon discontinues providing this defense and indemnity, IPI has its own product liability insurance. While IPI’s insurance carriers have issued reservations of rights, IPI believes that it has adequate coverage. Although it is impossible to predict with certainty the outcome of litigation, we do not believe this litigation will have a material adverse impact on our financial condition or results of operation.

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

On August 5, 2004, we learned that New York City filed an action against 44 pharmaceutical companies and their subsidiaries, including IVAX and its subsidiary, IVAX Pharmaceuticals, Inc., seeking unspecified damages, including treble damages, resulting from alleged violations of federal and state Medicaid law, Medicaid and common law fraud, breach of contract, unfair and deceptive trade practices and unjust enrichment. The City alleges that through the defendants’ alleged unlawful scheme to inflate average wholesale prices and reporting false and inflated pricing information, the City overpaid for certain medications.

IPI, along with numerous other pharmaceutical companies, has received inquiries from and responded to requests for records and information from the Committee on Energy and Commerce of the United States House of Representatives in connection with the Committee’s investigation into certain industry and IPI practices regarding average wholesale price. IPI has also received correspondence from the States of Nevada, Kentucky, Florida, and Illinois, on behalf of itself and eight other states, indicating that the Office of the Attorney General (OAG) for these states are investigating allegations of purportedly improper pricing practices related to the average manufacturer price and best price calculations. We or our subsidiaries have not been named as a defendant in a suit filed by or on behalf or any state, but as a result of the investigation the OAG for the states have advised us that we are required to maintain all records related to the investigation. On July 20, 2004, the OAG for the State of Florida issued subpoenas to IPI and five other pharmaceutical companies requesting materials to assist in its investigation. We are cooperating fully with these requests. The outcome of these investigations could include the imposition of substantial fines, penalties and injunctive or administrative remedies.

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

In December 2002, the Secretary of State for Health, on behalf of itself and others, filed a civil claim for damages and interest against Norton Healthcare, Norton Pharmaceuticals and other defendants alleging that certain of their actions adversely affected competition in the sale and supply of warfarin in the United Kingdom between 1996 and 2000. This claim seeks damages against all defendants in the approximate aggregate amount of 28,600 Pounds Sterling (approximately $52,801 at the June 30, 2004, currency exchange rate), plus interest and costs.

In December 2003, the Secretary of State for Health, on behalf of itself and others, filed a civil claim for damages and interest against Norton Healthcare, Norton Pharmaceuticals and other defendants alleging that certain of their actions which adversely affected competition in the sale and supply of Penicillin in the United Kingdom between 1996 and 2000. This claim seeks damages against all defendants in the approximate amount of 30,500 Pounds Sterling (approximately $56,309 at the June 30, 2004, currency exchange rate), plus interest and costs.

In July 2004, the Secretary of State for Health, on behalf of itself and others, filed a civil claim for damages and interest against Norton Healthcare, Norton Pharmaceuticals and other defendants alleging that certain of their actions adversely affected competition in the sale and supply of ranitidine in the United Kingdom between 1996 and 2000. This claim seeks an unspecified amount of damages against all defendants, plus interest and costs.

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

Environmental Related Proceedings

On July 16, 2003, API received an EPA letter requesting API to submit a revised Solid Waste Management Unit (SWMU) Plan, including additional sampling and investigation elements, concerning the alleged presence of isopropyl ether (IPE) in its facility. This matter was tendered to the sellers of API for indemnity based on the terms of the agreement by which API was sold to us, but sellers have denied responsibility for this claim. On November 7, 2003, API filed its response to the EPA’s July 16, 2003, letter and submitted a revised SWMU Plan to cooperate with the agency. On April 27, 2004, the EPA requested API to further address certain groundwater contaminant issues, including monitoring and sampling, relating to the presence of isopropyl ether in its facility and on June 14, 2004, API responded to the EPA’s April 27, 2004, letter and submitted a revised SWMU Plan.

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

(15) Subsequent Events:

On July 1, 2004, we purchased a manufacturing facility in Mexico for approximately $10,600, plus value added taxes. The facility consists of approximately 160 thousand square feet of manufacturing, laboratory, office and warehouse space. The facility will be used to produce solids, liquids, injectables, creams and ointments. We acquired the facility to enhance our manufacturing capabilities in Latin America.

On July 15, 2004, our Board of Directors approved a five-for-four stock split in the form of a 25% dividend to be paid in common stock on August 24, 2004, to shareholders of record on August 10, 2004. All share and per share amounts will be restated after the effective date of the stock split.

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

Results of Operations

Overview

We generated strong revenue growth in the six months ended June 30, 2004, principally due to increased demand, new product launches and the acquisition of businesses. Our revenue growth was also driven by a $25.5 million milestone payment earned under a product collaboration and development agreement with Mayne Group Limited for the marketing and distribution of our injectable paclitaxel product in Europe. Stronger currencies in Europe and Latin America also contributed to revenue growth in the first six months of 2004. During 2004, we continued to invest in our future. We invested $127.9 million, an increase of 30%, more in sales and marketing than in the first six months of 2003 and $71.0 million, an increase of 56%, more in research and development than in the first six months of 2003. Despite these investments, our operating income increased by 54%, from $86.6 million in the first six months of 2003 to $133.4 million in the first six months of 2004. We expect new product launches in the second half of the year and, accordingly, expect that our sales and marketing expenditures may increase over current levels. However, we expect our research and development expenditures will generally remain at current levels during the remainder of 2004. During the second quarter of 2004, we indirectly acquired Corporacion Medco S.A.C. (“Medco”), a Peruvian pharmaceutical company, Botica Torres de Limatambo S.A.C. (“BTL”), a Peruvian pharmacy company, and a 24.99% interest in Kutnowskie Zaklady Farmaceutyczne “POLFA” SA (“Polfa Kutno”).

On October 28, 2003, we received final approval and confirmation of our first to file status from the FDA on Metformin HCl Extended Release and on November 26, 2003, we reached agreement with Alpharma Inc. to share profits on an equal basis on all sales during the 180-day exclusivity period regarding this product. We launched Metformin HCl Extended Release and commenced our 180-day exclusivity period in December 2003. On February 19, 2004, we received final approval and confirmation of our first to file status on glyburide/metformin HCl tablets. We launched this product and commenced our 180-day exclusivity period in May 2004. For both Metformin HCl Extended Release and glyburide/metformin HCl, the brand company authorized a competitor to commence sales of a generic version of the branded product concurrently with our launch of the products.

On March 10, 2004, we received approval from the European Commission for the extension of indication of the existing marketing authorization for Paxene® to include treatment of metastatic breast cancer and metastatic ovarian cancer in the 15 member states of the European Union. We had previously entered into a collaboration agreement with the Mayne Group Limited for the manufacture, marketing and distribution of Paxene® in Europe and, in May 2004, the Mayne Group launched the product in many countries in the European Union. On April 28, 2004, we received final approval and confirmation of our first to file status from the FDA on gabapentin tablets in 100 mg, 300 mg and 400 mg dosage strengths. The tablet formulation at these strengths is not currently marketed. We are not first-to-file on the five currently marketed dosage forms of this product. A trial date for the litigation regarding whether our products infringe a patent held by Pfizer has not yet been scheduled. We are, however, able to launch these products at any time and are considering a variety of factors in determining when to launch.

As part of our ongoing business strategy, we enter into collaborative alliances, which allow us to exploit our drug discovery and development capabilities or provide us with intellectual property and technologies. Many of these alliances involve licenses to other companies relating to technologies or compounds under development and, in some cases, finished products. These licenses permit us to reduce our development costs and often involve the receipt of an up-front payment and fees upon completion of certain development milestones and also, generally, provide for royalties based on sales of the products. We have received significant payments in the past from these arrangements. We expect that milestone, developmental, royalty and other payments under existing and new collaboration and license agreements with other parties will continue to be an important part of our business. Our future net revenues and profits will depend and will fluctuate from period to period, in part, based upon our ability to replace or renew license fees, royalties and development service fees as the related agreements expire or are terminated. We expect that our future net revenues and profits will also depend upon:

•	our ability to obtain and maintain FDA approval of our manufacturing facilities;

•	our ability to maintain a pipeline of products in development;

•	our ability to achieve the milestones specified in our license and development agreements;

•	our ability to manufacture, obtain and maintain a sufficient supply of products to meet market demand, retain our customers and meet contractual deadlines and terms;

•	our ability to develop and rapidly introduce new products and to introduce existing products into new territories;

•	the timing of regulatory approval of such products;

•	the availability and cost of raw materials required to manufacture such products;

•	market acceptance and demand for new pharmaceutical products or alternative formulations of existing pharmaceutical products we may develop or sell;

•	our ability to manufacture such products efficiently;

•	the number and timing of regulatory approvals of competing products;

•	the impact of competition from brand-name companies that sell or authorize the sale of their own generic products or successfully extend the exclusivity period of their branded products;

•	the impact of pharmaceutical industry regulations or pending legislation that could affect the pharmaceutical industry;

•	the outcome and timing of legal proceedings, particularly those related to Hatch-Waxman exclusivity and patent infringement cases;

•	court and FDA decisions on exclusivity periods;

•	our ability to forecast inventory levels and trends at our customers and their end-customers; and

•	our and our competitors’ pricing and chargeback policies.

Net Revenues and Gross Profit

The composition of the change in net revenues for the three and six months ended June 30, 2004, compared to 2003, by region is as follows (in millions):

	Three Months			Six Months
	2004	2003	% Change**	2004	2003	% Change**
North America	$228.3	$149.6	53%	$398.3	$306.3	30%
Europe	171.6	132.2	30%	360.0	244.4	47%
Latin America	76.0	60.6	25%	149.9	111.3	35%
Corporate and other	(11.9)	0.6	N.M .*	(19.0)	(1.3)	N.M .*

Total net revenues	$464.0	$343.0	35%	$889.2	$660.7	35%

*	Not meaningful

**	% change based on unrounded numbers

The composition of the change in the provisions for sales returns and allowances for the three and six months ended June 30, 2004, compared to 2003, by region is as follows (in millions):

	Three Months			Six Months
	2004	2003	% Change*	2004	2003	% Change*
North America	$231.8	$163.2	42%	$368.6	$306.4	20%
% of gross product sales	50%	53%		48%	51%
Europe	15.2	10.7	42%	29.3	18.1	62%
% of gross product sales	9%	8%		8%	7%
Latin America	14.2	8.7	63%	24.5	16.0	53%
% of gross product sales	16%	13%		14%	13%

*	% change based on unrounded numbers

The composition of the components of the variance in net revenues for the three and six months ended June 30, 2004, compared to 2003, by region is as follows (in millions):

	Three Months				Six Months
	Product Sales		Other	Currency	Product Sales		Other	Currency
	Price	Volume	Revenue	Exchange	Price	Volume	Revenue	Exchange
North America	$10.9	$74.1	$(6.3)	$—	$7.7	$99.5	$(15.2)	$—
Europe	0.4	25.2	1.5	12.3	(0.1)	62.4	24.2	29.1
Latin America	6.4	8.5	0.2	0.3	8.0	25.1	0.6	4.9

The increase in North American net revenues during the three and six months ended June 30, 2004, as compared to the prior year periods, was due to volume including the launch of new generic products, and price increases from product and customer mix, partially offset by a decrease in other revenues, primarily product collaboration and development fees received in 2003. Our 2004 net revenues benefited from our limited competition with respect to sales of metformin HCl Extended Release and glyburide/metformin HCl. While the period of limited competition for metformin HCl Extended Release expired in May 2004, we expect that our net revenues and gross profit will continue to benefit during the remaining period of limited competition for glyburide/metformin HCl. After the period of limited competition, we expect that the selling prices and gross profit generated by glyburide/metformin HCl will decrease significantly as we face increased competition. Our net revenues and gross profit for the three and six months ended June 30, 2004, also benefited by $6.7 million due to positive resolution of service level claims.

The increase in European net revenues during the three and six months ended June 30, 2004, as compared to the prior year periods, was primarily due to volume increases, including the launch of new and acquired products, and favorable effects of currency exchange rates. Other revenues included a $25.5 million milestone payment in the first quarter of 2004 and a $5.0 million milestone payment in the second quarter of 2004 earned under two separate product collaboration and development agreements and amortization of previously deferred up-front payments received.

The increase in Latin American net revenues during the three and six months ended June 30, 2004, as compared to the prior year periods, was primarily due to volume increases throughout Latin America, as well as price increases in certain countries and favorable effects of currency exchange rates.

The composition of the change in our net revenues and gross profit for the three and six months ended June 30, 2004, compared to 2003, is as follows (in millions):

	Three Months			Six Months
	2004	2003	% Change*	2004	2003	% Change*
Net revenues	$464.0	$343.0	35%	$889.2	$660.7	35%
Cost of sales (excludes amortization)	239.4	192.0	25%	465.2	363.6	28%

Gross profit	$224.6	$151.0	49%	$424.0	$297.1	43%

% of net revenues	48%	44%		48%	45%

*	% change based on unrounded numbers

The improvement in our gross profit percentage (excluding amortization) for the three and six months ended June 30, 2004, as compared to the prior year periods, was primarily due to higher margins (excluding amortization) associated with the launching of new and acquired products, particularly glyburide/metformin HCl, and favorable effects of currency exchange rates. The improvement in our gross profit percentage (excluding amortization) for the six months ended June 30, 2004, was also due to the increase in other revenues earned under product collaboration and development agreements. Amortization of intangibles related to acquired developed drugs is not included in cost of sales.

Operating Expenses

The composition of the change in operating expenses for the three and six months ended June 30, 2004, compared to 2003, is as follows (in millions):

	Three Months			Six Months
	2004	2003	% Change**	2004	2003	% Change**
Selling	$66.5	$52.5	27%	$127.9	$98.1	30%
% of net revenues	14%	15%		14%	15%
General and administrative	43.6	31.3	39%	80.1	56.3	42%
% of net revenues	9%	9%		9%	9%
Research and development	38.7	25.1	54%	71.0	45.5	56%
% of net revenues	8%	7%		8%	7%
Amortization	5.4	5.2	2%	10.9	9.8	12%
Restructuring	0.0	0.3	N.M .*	0.6	0.8	(23)%

Total operating expenses	$154.2	$114.4	35%	$290.5	$210.5	38%

*	Not meaningful

**	% change based on unrounded numbers

Selling expenses increased primarily due to increases to the sales forces and selling efforts related to the brand respiratory products we acquired in Europe in 2003 and acquisitions of businesses in the second quarter of 2004. However, our selling expenses increased at a slower rate than our net revenues for the three and six months ended June 30, 2004.

General and administrative expenses increased at a faster rate than our net revenues for the three and six months ended June 30, 2004, primarily due to acquisition of products and businesses, $2.3 million of start-up costs for two production facilities that had not begun production as of June 30, 2004, professional fees for due diligence associated with acquisition activities and for services related to Sarbanes-Oxley compliance and, for the six months ended June 30, 2004, to a $6.6 million legal settlement that was received and reduced general and administrative expenses in the first three months of 2003.

The increase in research and development expenses for the three and six months ended June 30, 2004, as compared to the prior year periods, was primarily attributable to an increase in various research and development projects and bio-study costs in North America and Europe. We expect our research and development expenditures to generally remain at current levels for the remainder of 2004. We expect our future level of research and development expenditures will depend on, among other things, the outcome of clinical testing of products under development, the timing and impact of patent challenges and litigation, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions, collaborative alliances and liquidity.

The restructuring costs incurred, consisting primarily of employee termination benefits, were primarily in our United Kingdom operations.

Other Income (Expense)

The composition of the change in other income (expense) for the three and six months ended June 30, 2004, compared to 2003, is as follows (in millions):

	Three Months			Six Months
	2004	2003	% Change**	2004	2003	% Change**
Interest income	$1.2	$0.7	74%	$2.3	$1.9	19%
Interest expense	(19.4)	(11.0)	76%	(31.1)	(22.0)	42%
Other income, net	6.0	0.2	N.M .*	6.3	5.9	8%

Total other expense	$(12.2)	$(10.1)	21%	$(22.5)	$(14.2)	59%

*	Not meaningful

**	% change based on unrounded numbers

The increase in interest expense was primarily due to our issuance on March 3, 2004, of $400.0 million of 1.5% Convertible Senior Notes and to the redemption on May 18, 2004, of our outstanding $249.0 million of 5.5% Convertible Senior Subordinated Notes. We wrote off $8.5 million in redemption premium and debt issuance costs in connection with the redemption of the 5.5% Senior Notes. See Liquidity and Capital Resources for additional information related to the 1.5% Notes and use of proceeds from these notes and to the redemption of the 5.5% Senior Notes.

Other income, net increased $0.5 million for the six months ended June 30, 2004, compared to the same period of the prior year. During the first six months of 2004, we realized no gains on the repurchase of subordinated notes compared to $2.3 million of gains realized in the same period of the prior year. In addition, during the first six months of 2004, we recorded $2.2 million of foreign currency gains compared to insignificant foreign currency gains in the same period of the prior year. During the first six months of 2004, we earned $6.2 million of royalty and other payments recorded as additional consideration for the 1997 sale of Elmiron® to Ortho-McNeil Pharmaceutical, Inc. compared to $5.3 million in the same period of the prior year.

Net Income

The change in our net income and earnings per share for the three and six months ended June 30, 2004, compared to 2003, is as follows (in millions, except per share data):

	Three Months			Six Months
	2004	2003	% Change*	2004	2003	% Change*
Income from:
Continuing operations	$48.1	$19.1	152%	$90.4	$48.1	88%
Discontinued operations	—	22.2		—	22.2

Net income	$48.1	$41.3	17%	$90.4	$70.3	29%

*	% change based on unrounded numbers

	Three Months
	Basic Earnings		Diluted Earnings
	2004	2003	2004	2003
Earnings per common share:
Continuing operations	$0.24	$0.10	$0.24	$0.10
Discontinued operations	—	0.11	—	0.11

Net earnings	$0.24	$0.21	$0.24	$0.21

	Six Months
	Basic Earnings		Diluted Earnings
	2004	2003	2004	2003
Earnings per common share:
Continuing operations	$0.46	$0.25	$0.45	$0.25
Discontinued operations	—	0.11	—	0.11

Net earnings	$0.46	$0.36	$0.45	$0.36

Foreign Currency

During the six months ended June 30, 2004, sales by subsidiaries located outside the United States accounted for approximately 58% of our worldwide sales. The majority of these sales were denominated in currencies of the local country. As such, our reported profits and cash flows are exposed to changing currency exchange rates. If the United States dollar weakens relative to the foreign currency, the earnings generated in the foreign currency will, in effect, increase when converted into United States dollars and vice versa. As a result of exchange rate differences, net revenues increased by $34.2 million for the six months ended June 30, 2004, as compared to the same period in the prior year.

Recently Issued and Proposed Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities an interpretation of ARB No. 51, which addresses consolidation by business enterprises of variable interest entities (“VIE’s”). During December 2003, the FASB revised FASB Interpretation No. 46, deferring the effective date of application for public companies to the first reporting period ending after March 15, 2004, except for disclosure requirements and VIE’s that are special-purpose entities. The impact of adoption was not significant.

On March 31, 2004, the FASB issued Proposed Statement of Financial Accounting Standards, Share-Based Payment, an amendment of FASB Statements No. 123 and 95, that would require share-based compensation arrangements with employees be accounted for at fair market value. The proposed statement would require the new accounting for reporting periods beginning after December 15, 2004. If this proposed statement is issued, our future reported earnings would be reduced by the amount of compensation expense that would be required to be recorded for stock options granted to employees and for stock purchased under our employee stock purchase plan, if not amended prior to the effective date of the new standard.

On July 19, 2004, the FASB issued a draft abstract of EITF Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share. The draft abstract reflects the Task Force’s tentative conclusion that contingently convertible debt instruments should be included in diluted earnings per share computations (if dilutive) regardless of whether the market price trigger (or other contingent feature) has been met. The draft abstract would require the new accounting for reporting periods ending after December 15, 2004, and require prior period earnings per share amounts presented for comparative purposes to be restated. If this proposed consensus is adopted, our reported diluted earnings per share for each of the three month periods ended March 31 and June 30, 2004, would be reduced by $0.01 per share and for the six months ended June 30, 2004, would be reduced by $0.02 per share and we expect that our future diluted earnings per share would also be reduced.

Liquidity and Capital Resources

Working capital was $714.3 million at June 30, 2004, compared to $509.2 million at December 31, 2003. Cash and cash equivalents were $191.0 million at June 30, 2004, compared to $146.9 million at December 31, 2003. Short-term marketable securities were $4.3 million at June 30, 2004, compared to $10.5 million at December 31, 2003.

Net cash of $25.9 million was used by operating activities during the first six months of 2004 compared to $65.5 million provided by operating activities during the same period of the prior year. The decrease in cash provided by operating activities was primarily due to an increase in accounts receivable during the second quarter of 2004 relating to new product launches primarily in North America, whereas, our accounts receivable decreased in the first six months of 2003 due to increased cash collections. Our pre-launch inventories increased by $15.1 million, which used operating cash and will not generate cash inflows unless such products receive regulatory approval and are launched prior to expiration or we find an alternative use for these inventories. Accounts payable, accrued expenses, and other liabilities increased in the six months ended June 30, 2004, compared to decreasing in the same period of the prior year primarily due to higher payments of income taxes in 2003 than in 2004.

Net cash of $44.1 million was used by investing activities during the first six months of 2004 compared to $1.7 million provided by investing activities during the same period of the prior year. Our capital expenditures increased over the prior year primarily due to the acquisition of a manufacturing facility in the first quarter of 2004.

On June 1, 2004, we indirectly acquired from Recordati Industria Chimica e Farmaceutica S.p.A. approximately 0.5 million shares in Polfa Kutno, by purchasing the outstanding securities of KZFPK Holdings, Inc., a Delaware corporation, for approximately 1.7 million shares of our common stock, valued at $41.6 million. The shares purchased represent 24.99% of the total share capital in Polfa Kutno, a pharmaceutical company listed on the Warsaw Stock Exchange. We intend to acquire the remaining outstanding shares in Polfa Kutno, which would require approximately 5.7 million shares of our common stock (assuming an exchange offer price of 340 Polish zlotys, or approximately $93.00, per share of Polfa Kutno and an IVAX Common Stock price of $23.00 per share). We incurred acquisition and related costs of $4.2 million in connection with this transaction and the transaction with Recordati. Polfa Kutno markets and manufactures a wide variety of prescription and over-the-counter pharmaceutical products.

On June 2, 2004, we indirectly acquired Medco, a Peruvian pharmaceutical company, by purchasing the outstanding securities of Medco’s parent, Inversiones Catamarn S.A. – Inveran for 0.7 million shares of our common stock, valued at $15.9 million, and $0.1 million in cash. Medco develops, manufactures and sells branded over-the-counter and prescription products, as well as generic prescription pharmaceutical products in Peru.

On June 2, 2004, we indirectly acquired BTL, a Peruvian retail pharmacy company, by purchasing the outstanding securities of one of BTL’s parents, ASSA Investments S.A., and exercising an option to acquire the outstanding securities of the other parent, ASSA Inc., for $3.5 million in cash, net of cash acquired of $0.3 million, forgiveness of a note receivable, previously held by us with a recorded value of $1.7 million and related costs of $2.2 million, of which $0.2 million is held in escrow. BTL is in the business of operating a retail pharmacy chain in Peru.

Net cash of $121.7 million was provided by financing activities during the first six months of 2004 compared to $42.5 million used during the same period of the prior year.

On March 3, 2004, we issued $400.0 million of our 1.5% Convertible Senior Notes due 2024 to certain qualified institutional buyers. After expenses we received net proceeds of approximately $390.5 million. Under certain circumstances, the 1.5% Notes are convertible, unless previously redeemed, into 33.4874 shares of our common stock per $1,000 of principal amount of the 1.5% Notes. This ratio results in a conversion price of approximately $29.86 per share. We may redeem the 1.5% Notes on or after March 1, 2011. Beginning with the six-month period commencing on March 1, 2011, in addition to the stated interest of 1.5%, we will pay contingent interest of 0.36% of the market value of the 1.5% Notes if, during specified testing periods, the average trading price of the 1.5% Notes is 120% or more of the principal value. In addition, holders of the 1.5% Notes may require us to repurchase the notes at 100% of the principal amount on each of March 1, 2011, 2014, and 2019, and upon certain events.

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

A portion of the net proceeds from this offering were used to redeem our outstanding 5.5% Convertible Senior Subordinated Notes and the remaining net proceeds have been and will be used for general corporate purposes, including acquisitions of, and investments in, products, technologies and companies, capital expenditures and working capital. On May 18, 2004, we redeemed our outstanding 5.5% Notes in accordance with their terms at 102.357% of the aggregate principal amount outstanding of $249.0 million plus accrued interest. We paid $254.9 million in cash to redeem the notes and wrote off the redemption premium and debt issuance costs of $8.5 million in connection with the redemption. The 1.5% interest rate on the notes issued in March 2004 is 4% lower than the notes that were redeemed and will result in reduced interest expense in future periods.

We plan to spend substantial amounts of capital in 2004 to continue the research and development of pharmaceutical products. Although research and development expenditures are expected to be between $130 million and $140 million during 2004, actual expenditures will depend on, among other things, the outcome of clinical testing or products under development, the timing and impact of patent challenges and litigation, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity. In addition, we plan to spend between $100 million and $120 million in 2004 to acquire, improve and expand our pharmaceutical and other related facilities.

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

Income Taxes

We recognized a $20.5 million tax provision for the six months ended June 30, 2004, of which $13.4 million related to foreign operations. The tax provision for the six months ended June 30, 2004, was determined using our estimated annual effective tax rate, which was less than the United States statutory rate primarily due to lower tax rates applicable to our Swiss operations and to the tax benefits resulting from the anticipated 2004 merger of two of our Chilean subsidiaries. The tax benefit from the merger results from a step-up in tax basis of the assets existing at the time of the merger that is available under local tax regulations. The tax impact resulting from the merger is a tax benefit of $21.3 million, net of a valuation allowance of $10.8 million, of which $6.7 million was recognized in our tax provision for the six months ended June 30, 2004, due to the impact of the tax benefit on our annual effective tax rate. We recorded a valuation allowance primarily for the amount of the tax benefit that would be realizable beyond five years because we cannot forecast beyond five years with reasonable certainty due to the political and economic uncertainties that exist within Latin America. Payment of the current tax provision for the year ending December 31, 2004, will be reduced by $3.4 million for domestic operations and $0.4 million for foreign operations, representing the incremental impact of compensation expense deductions associated with non-qualified stock options exercised during the first six months of 2004. As of June 30, 2004, domestic net deferred tax assets totaled $89.5 million and aggregate foreign net deferred tax assets totaled $14.7 million. Realization of the net deferred tax assets is dependent upon generating sufficient future domestic and foreign taxable income. Although realization is not assured, we believe it is more likely than not that the net deferred tax assets will be realized. Our estimates of future taxable income are subject to revision due to, among other things, regulatory and competitive factors affecting the pharmaceutical industries in the markets in which we operate. Such factors are further discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2003.

Application of Critical Accounting Policies

Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2003, which were prepared in accordance with accounting principles generally accepted in the United States of America. Included within these policies are certain policies which contain critical accounting estimates and, therefore, have been deemed to be “critical accounting policies.” Critical accounting estimates are those which require management to make assumptions about matters that were uncertain at the time the estimate was made and for which the use of different estimates, which reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur from period to period, could have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. Our net revenues and gross profit for the three and six months ended June 30, 2004, benefited by $6.7 million due to positive resolution of service level claims. There were no other material changes in estimates that were recorded during the six months ended June 30, 2004. We have identified the following to be our critical accounting policies, estimates or assumptions: the determination of revenue provisions; our expectation that pre-launch inventory will be approved and/or be launched in the near future; the determination of impairment of goodwill and intangibles; and the impact of existing legal matters.

Revenue Provisions

Revenue is recognized when title to our products and the risks and rewards of ownership passes to our customers and when provisions for revenue dilution estimates, including chargebacks, returns, shelf stock adjustments, discounts, promotional allowances, rebates, reimbursements relating to Medicaid and Medicare and other allowances are reasonably determinable. Accruals for these provisions are presented in the Consolidated Financial Statements as reductions to “Accounts receivable” and within “Other current liabilities.” Accounts receivable are presented net of allowances relating to these provisions, which were $164.3 million at June 30, 2004, and $136.5 million at December 31, 2003. In addition, other current liabilities include $114.8 million at June 30, 2004, and $110.1 million at December 31, 2003, for revenue dilution estimates. Our policy regarding sales to wholesale customers is that we do not recognize revenue from sales to wholesale customers or the cost of those sales in circumstances where we believe the customer has more than a demonstrably reasonable level of inventory. We make this assessment based on historical demand, purchases and inventory levels.

We estimate allowances for revenue dilution items using a combination of information received from third parties, including market data, inventory reports from our major U.S. wholesale customers, historical information and analysis that we perform. The key assumptions used to arrive at our best estimate of revenue dilution reserves are our estimate of inventories that are on-hand in our distribution channels, our estimate of future price declines and our estimate of potential returns. The same basic set of factors is considered in each analysis that we perform, and we believe this analysis provides us with the best estimate. The factors we use are estimated customer inventory levels, contractual prices and related terms, the number of other competing generic equivalents that are expected in the market, the expected size of the market and any expected trends regarding market growth or contraction. Our estimates of inventory at wholesale customers and in the distribution channels are subject to inherent limitations of estimates that rely on third-party data, as certain third-party information was itself in the form of estimates, and reflect other limitations. Provisions for estimated rebates and other allowances, such as discounts, promotional and other credits are estimated based on historical payment experience, historical relationship to revenues, estimated customer inventory levels and contract terms. Such provisions are determinable due to the limited number of assumptions and consistency of historical experience. Provisions for chargebacks, returns and shelf stock adjustments involve more subjective judgments and are more complex in nature. These provisions are discussed in further detail below.

Chargebacks - The provision for chargebacks is a significant and complex estimate used in the recognition of revenue. We market products directly to wholesalers, distributors, retail pharmacy chains, independent pharmacies, mail order pharmacies and group purchasing organizations. We also market products indirectly to independent pharmacies, managed care organizations, hospitals, nursing homes and pharmacy benefit management companies, collectively referred to as “indirect customers.” We enter into agreements with indirect customers to establish contract pricing for certain products. The indirect customers then select a wholesaler from which to actually purchase the products at these contracted prices. Alternatively, certain wholesalers may enter into agreements with indirect customers, which establish contract pricing for certain products, which the wholesalers provide. Under either arrangement, we will provide credit to the wholesaler for any difference between the contracted price with the indirect party and the wholesaler’s invoice price. Such credit is called a chargeback. The provision for chargebacks is based on our historical chargeback experience and estimated wholesaler inventory levels, as well as expected sell-through levels by our wholesale customers to indirect customers. Our estimates of inventory at wholesale customers and in the distribution channels are subject to inherent limitations of estimates that rely on third-party data, as certain third-party information was itself in the form of estimates, and reflect other limitations. We continually monitor our provision for chargebacks and make adjustments when we believe that actual chargebacks may differ from established reserves.

Returns - Consistent with industry practice, we maintain a return policy that allows our customers to return product within a specified period prior to, and subsequent to, the product’s expiration date. Our estimate of the provision for returns is based upon our historical experience with actual returns and estimated levels of inventory in the distribution channel. We make adjustments to the provision for returns in the event that it appears that actual product returns may differ from our established reserves.

Shelf stock adjustments - Shelf stock adjustments are credits issued to reflect decreases in the selling prices of our products and are based upon our estimates of the amount of product that our customers have remaining in their inventories at the time of the anticipated price reduction. Decreases in our selling prices are discretionary decisions we make to reflect market conditions. We have contractual agreements with many of our customers which require that we grant these customers inventory credit following a price decrease. In other cases, the determination to grant a credit to a customer following a price decrease is at our discretion. These credits allow customers with established inventories to compete with those buying product at the current market price, and allow us to maintain shelf space, market share and customer loyalty. Amounts recorded for estimated shelf stock adjustments are based upon specified terms with certain customers, estimated launch dates of competing products, estimated declines in market price and estimates of inventory held by the customer. These estimates are subject to inherent limitations of estimates that rely on third-party data, as certain third-party information was itself in the form of estimates, and reflect other limitations. We regularly monitor these and other factors and evaluate our reserves and estimates as additional information becomes available.

Pre-launch Inventory

We have made, are in the process of making and/or will scale-up and make commercial quantities of certain of our product candidates prior to the date we anticipate that such products will receive final FDA or foreign governmental marketing approval and/or satisfactory resolution of patent infringement litigation involving them (i.e., pre-launch inventories). The scale-up and commercial production of pre-launch inventories involves the risk that such products may not be approved for marketing by the governmental agencies on a timely basis, or ever, and/or that the outcome of related litigation may not be satisfactory. This risk notwithstanding, we plan to continue to scale-up and build pre-launch inventories of certain products that have not yet received final governmental approval and/or satisfactory resolution of patent infringement litigation when we believe that such action is appropriate in relation to the commercial value of the product launch opportunity. As of June 30, 2004, we had approximately $39.9 million of inventories, primarily raw materials, related to certain products pending final approval and/or satisfactory resolution of litigation. Approximately 11% of our pre-launch inventory represents inventory for which we have already received regulatory approval to sell, but that is subject to a patent infringement action. Approximately 34% of our pre-launch inventory represents inventory for which the brand product’s patent protection has expired and we are awaiting regulatory approval to sell our generic equivalent.

Impairment of Goodwill and Intangibles

We have recorded on our balance sheet both goodwill and intangible assets, which consist of patents and technologies, trademarks, product registrations and other licenses. Intangible assets with definite lives are amortized and reviewed for impairment when events or other changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Goodwill and indefinite-lived intangible assets are tested for impairment annually.

Impairment of goodwill and indefinite-lived intangibles is determined to exist when the fair value is less than the carrying value of the assets being tested. Impairment of definite-lived intangibles is determined to exist when undiscounted cash flows related to the assets are less than the carrying value of the assets. Because the process of testing for impairment involves management making estimates with respect to future sales volumes, pricing, new product launches, anticipated cost environment and overall market conditions and because these estimates form the basis for the determination of whether or not an impairment charge should be recorded, these estimates are considered to be critical accounting estimates. As of June 30, 2004, we determined through our estimates that no impairment of goodwill or intangible assets existed. We will continue to assess the carrying value of our goodwill and intangible assets in accordance with applicable accounting guidance.

Legal Matters

Legal charges are recorded for the costs anticipated to be incurred in connection with litigation and claims against us when we can reasonably estimate these costs. We intend to vigorously defend each of the lawsuits described in Note 14, Commitments and Contingencies, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2003, and in Note 14, Legal Proceedings, in the Notes to Consolidated Financial Statements included in this Form 10-Q, but their respective outcomes cannot be predicted. Because of the subjective nature inherent in assessing the outcome of litigation and because of the potential that an adverse outcome in a legal proceeding could have a material impact on our financial position or results of operations, such estimates are considered to be critical accounting estimates. Any of such lawsuits or investigations, if determined adversely to us, could have a material adverse effect on our financial position and results of operations. Our ultimate liability with respect to any of these proceedings is not presently determinable.

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

Disclosure Regarding Forward-Looking Statements

We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from any forward-looking statement which may have been deemed to have been made in this report or which are otherwise made by us or on our behalf. For this purpose any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” “continue” or “pursue,” or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Forward-looking statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among other things:

•	our ability to identify potential acquisitions and to successfully acquire and integrate such operations or products;

•	our ability to reduce our backlog and manufacture, obtain and maintain a sufficient supply of products to meet market demand, retain our customers and meet contractual deadlines and terms;

•	that our proposed spending on facilities improvement and expansion may not be as projected;

•	that we may increase sales and marketing costs and research spending above current levels;

•	our ability to obtain and maintain FDA approval of our manufacturing facilities, the failure of which could result in production stoppage or delays;

•	our intention to fund 2004 capital expenditures and research and development from existing cash and internally generated funds;

•	the outcome and timing of any pending or future litigation or investigation (including patent litigation, AWP investigations, and the United Kingdom National Health Service claims), and the cost, expenses and possible diversion of management’s time and attention arising from such litigation or investigation;

•	difficulties in product development and uncertainties related to the timing or outcome of product development;

•	the availability on commercially reasonable terms of raw materials and other third-party sourced products;

•	our dependence on sole or limited source suppliers and the risk associated with a production interruption or shipment delays at such suppliers;

•	our ability to replace or renew license fees, royalties and development service fees as the related agreements expire or are terminated;

•	difficulties in complying with governmental regulations;

•	difficulties or delays in manufacturing products;

•	efficacy or safety concerns with respect to marketed products, whether or not scientifically justified, leading to recalls, withdrawals or declining sales;

•	our ability to obtain approval from the FDA to market new pharmaceutical products;

•	the acceptance of new products by the medical community as effective as alternative forms of treatment for indicated conditions;

•	the impact of new regulations or court decisions or actions by our competitors regarding the protection of patents and the exclusivity period for the marketing of branded drugs;

•	our ability to use inventory and raw materials in the manner initially intended or to find alternative uses, to the extent the inventory and raw materials relate to products pending final approval or satisfactory resolution of litigation, if such approval or resolution is not obtained;

•	the impact of the adoption of certain accounting standards;

•	our success in acquiring or licensing proprietary technologies that are necessary for our product development activities;

•	the impact of political and economic instability in the countries in which we operate, particularly Venezuela and other Latin American countries;

•	our successful compliance with extensive, costly, complex and evolving governmental regulations and restrictions;

•	the use of estimates in the preparation of our financial statements and the possibility that those assumptions may prove to be incorrect, incomplete or may change;

•	our reliance on third-party data for many of our significant estimates;

•	our ability to successfully compete in both the branded and generic pharmaceutical sectors;

•	trade buying patterns;

•	trends toward managed care and health care cost containment;

•	possible United States legislation or regulatory action affecting, among other things, pharmaceutical pricing and reimbursement, including Medicaid and Medicare;

•	interest rate and foreign currency exchange rate fluctuation; and

•	other risks and uncertainties detailed herein and from time to time in our Securities and Exchange Commission filings.

The information in this Form 10-Q is as of June 30, 2004, or, where clearly indicated, as of the date of this filing. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. We also may make additional disclosures in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we may file from time to time with the Securities and Exchange Commission. Please also note that we provide a cautionary discussion of risks and uncertainties under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2003. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here could also adversely affect us.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

We, in the normal course of doing business, are exposed to the risks associated with foreign currency exchange rates and changes in interest rates.

Foreign Currency Exchange Rate Risk – Although we do not speculate in the foreign exchange market, we do from time to time manage exposures that arise in the normal course of business related to fluctuations in foreign currency exchange rates by entering into offsetting positions through the use of foreign exchange forward contracts. Certain firmly committed transactions are hedged with foreign exchange forward contracts. As exchange rates change, gains and losses on the exposed transactions are partially offset by gains and losses related to the hedging contracts. Both the exposed transactions and the hedging contracts are translated at current spot rates, with gains and losses included in earnings.

Our derivative activities, which primarily consist of foreign exchange forward contracts, are initiated primarily to hedge forecasted cash flows that are exposed to foreign currency risk. The foreign exchange forward contracts generally require us to exchange local currencies for foreign currencies based on pre-established exchange rates at the contracts’ maturity dates. If the counter-parties to the exchange contracts do not fulfill their obligations to deliver the contracted currencies, we could be at risk for currency related fluctuations. We enter into these contracts with counter-parties that we believe to be creditworthy and do not enter into any leveraged derivative transactions. As of June 30, 2004, we had $17.7 million in foreign exchange forward contracts outstanding to sell Pounds Sterling for Euros, primarily to hedge Euro-based operating cash flows. If Pounds Sterling were to strengthen by 5% in relation to the Euro, our hedged foreign currency cash-flows expense would increase by $0.9 million, offset by a gain of $0.9 million on the derivative contracts, with a net effect of zero. As exchange rates change, gains and losses on these contracts are generated based on the change in the exchange rates that are recognized in the consolidated statement of operations at maturity, and offset the impact of the change in exchange rates on the foreign currency cash flows that are hedged.

Interest Rate Risk – Our only material debt obligations relate to the 4.5% Convertible Notes, which bear a fixed rate of interest, the 1.5% Convertible Notes, which bear a fixed rate of interest until March 1, 2011 (see discussion of 1.5% Notes under Liquidity and Capital Resources), and the amounts we owe for the purchase of QVAR® and other respiratory products, which carry no stated interest rate. We believe that our exposure to market risk relating to interest rate risk is not material.

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Legal proceedings involving the Company are described in our Annual Report on Form 10-K for the year ended December 31, 2003, and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, together referred to as the “Reports” in this Legal Proceedings Item. Unless specifically indicated below, matters described in the Reports are still pending. The following discussion should be read together with the Reports. It covers material developments to previously reported proceedings and new legal proceedings involving the Company that arose since the May 7, 2004, filing date of the 2004 first quarter Form 10-Q.

United Kingdom Serious Fraud Office Investigation and Related Litigation

In July 2004, the Secretary of State for Health, on behalf of itself and others, filed a civil claim for damages and interest against Norton Healthcare, Norton Pharmaceuticals and other defendants alleging that certain of their actions adversely affected competition in the sale and supply of ranitidine in the United Kingdom between 1996 and 2000. This claim seeks an unspecified amount of damages against all defendants, plus interest and costs.

Average Wholesale Price Litigation

In July 2004, our subsidiary, IVAX Pharmaceuticals, Inc., received an informational subpoena from the Attorney General of the State of Florida seeking documents and information regarding three of the company’s products reimbursed by Florida Medicaid. The company is in the process of responding to this request.

On August 5, 2004, we learned that New York City filed an action against 44 pharmaceutical companies and their subsidiaries, including IVAX and its subsidiary, IVAX Pharmaceuticals, Inc., seeking unspecified damages, including treble damages, resulting from alleged violations of federal and state Medicaid law, Medicaid and common law fraud, breach of contract, unfair and deceptive trade practices and unjust enrichment. The City alleges that through the defendants’ alleged unlawful scheme to inflate average wholesale prices and reporting false and inflated pricing information, the City overpaid for certain medications.

Item 6 - Exhibits and Reports on Form 8-K

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

On April 29, 2004, we filed a report on Form 8-K to furnish our earnings release for the first quarter of 2004.

On June 25, 2004, we filed a report under Item 5 Regulation FD Disclosure on Form 8-K reporting an amendment to our Shareholders Rights Plan (the “Plan”) under which we issued rights to purchase Common Stock (the “Rights”). The description and terms of the Rights are set forth in a Rights Agreement (the “Rights Agreement”) between us and Chase Mellon Shareholder Services, LLC, as Rights Agent, dated December 29, 1997. On May 12, 2000, we amended the Rights Agreement to, among other things, remove all references to the requirement that the “Continuing Directors,” as defined in the Rights Agreement, approve certain actions by the Board, including the redemption of the Rights and the approval of the acquisition of shares by an acquiror. Such amendments eliminated the so-called “dead hand” feature of the Plan.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IVAX Corporation

Date: August 9, 2004	By:	/s/ THOMAS E. BEIER
Thomas E. Beier Senior Vice President-Finance Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a).

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.