Form 10-Q
period 2004-09-30
IVAX CORP
filed 2004-11-09
CIK 772197

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

250,730,444 shares of Common Stock, $.10 par value, outstanding as of October 29, 2004.

IVAX CORPORATION

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

IVAX CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$299,153	$146,870
Marketable securities	2,563	10,470
Accounts receivable, net of allowance for doubtful accounts of $18,277 in 2004 and $17,675 in 2003	336,476	264,317
Inventories	503,771	413,872
Other current assets	180,750	160,187

Total current assets	1,322,713	995,716

Property, plant and equipment, net	548,704	502,942
Goodwill, net	495,325	489,665
Intangible assets, net	300,931	314,361
Other assets	120,471	70,250

Total assets	$2,788,144	$2,372,934

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$170,315	$139,990
Current portion of long-term debt	54,930	58,607
Loans payable	11,809	17,804
Accrued income taxes payable	44,194	27,990
Accrued expenses and other current liabilities	267,431	242,158

Total current liabilities	548,679	486,549

Long-term debt, net of current portion	999,245	855,335
Other long-term liabilities	56,807	56,208
Minority interest	12,563	12,531

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.10 par value, authorized 546,875 shares, issued and outstanding 250,704 shares in 2004 and 245,885 shares in 2003	25,070	24,589
Capital in excess of par value	416,802	336,313
Retained earnings	825,293	690,476
Accumulated other comprehensive loss	(96,315)	(89,067)

Total shareholders’ equity	1,170,850	962,311

Total liabilities and shareholders’ equity	$2,788,144	$2,372,934

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months		Nine Months
Period Ended September 30, (In thousands, except per share data)	2004	2003	2004	2003
Net revenues	$439,086	$360,638	$1,328,239	$1,021,316
Cost of sales (excludes amortization, which is presented below)	248,530	200,102	713,723	563,685

Gross profit	190,556	160,536	614,516	457,631

Operating expenses:
Selling	66,441	51,128	194,308	149,181
General and administrative	40,393	34,902	120,498	91,249
Research and development	33,639	29,973	104,651	75,459
Amortization of intangible assets	5,510	4,611	16,447	14,417
Restructuring costs	517	18	1,114	798

Total operating expenses	146,500	120,632	437,018	331,104

Operating income	44,056	39,904	177,498	126,527
Other income (expense):
Interest income	1,590	898	3,875	2,818
Interest expense	(9,127)	(10,404)	(40,256)	(32,356)
Other income, net	4,477	3,938	10,827	9,791

Total other expense	(3,060)	(5,568)	(25,554)	(19,747)

Income before income taxes and minority interest	40,996	34,336	151,944	106,780
(Benefit) provision for income taxes	(3,358)	12,756	17,094	37,240

Income before minority interest	44,354	21,580	134,850	69,540
Minority interest	24	51	(33)	162

Income from continuing operations	44,378	21,631	134,817	69,702
Income from discontinued operations, net of tax of $12,763	—	—	—	22,204

Net income	$44,378	$21,631	$134,817	$91,906

Basic earnings per common share:
Continuing operations	$0.18	$0.09	$0.54	$0.29
Discontinued operations	—	—	—	0.09

Net income	$0.18	$0.09	$0.54	$0.38

Diluted earnings per common share:
Continuing operations	$0.17	$0.09	$0.53	$0.28
Discontinued operations	—	—	—	0.09

Net income	$0.17	$0.09	$0.53	$0.37

Weighted average number of common shares outstanding:
Basic	250,296	244,814	248,158	244,160

Diluted	256,235	249,567	254,229	247,837

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Number of Shares	Amount
BALANCE, January 1, 2004	245,885	$24,589	$336,313	$690,476	$(89,067)	$962,311
Comprehensive income:
Net income	—	—	—	134,817	—	134,817
Currency translation adjustment	—	—	—	—	(6,920)	(6,920)
Unrealized net loss on available-for-sale equity securities and derivatives, net of tax	—	—	—	—	(328)	(328)

Comprehensive income						127,569
Exercise of stock options	1,741	174	16,307	—	—	16,481
Tax benefit of option exercises	—	—	5,618	—	—	5,618
Employee stock purchases	76	7	1,127	—	—	1,134
Shares issued in acquisitions	3,002	300	57,225	—	—	57,525
Value of stock options issued to non-employees	—	—	212	—	—	212

BALANCE, September 30, 2004	250,704	$25,070	$416,802	$825,293	$(96,315)	$1,170,850

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30, (In thousands)	2004	2003
Cash flows from operating activities:
Net income	$134,817	$91,906
Adjustments to reconcile net income to net cash flows from operating activities:
Restructuring costs	1,114	798
Depreciation and amortization	63,305	54,668
Deferred tax (benefit) provision	(34,698)	3,692
Tax effect of stock options exercised	5,618	3,049
Value of stock options issued to non-employees	212	40
Provision for doubtful accounts	921	2,561
Provision for inventory obsolescence	31,735	24,047
Interest accretion on notes receivable and payable, net	1,699	1,912
Minority interest in loss (earnings)	33	(162)
Equity in earnings of unconsolidated affiliates	(1,773)	(910)
Gain on sale of marketable securities	(46)	—
Gains on sale of product rights	(10,619)	(9,003)
Losses on sale of assets, net	342	131
Loss (gain) on extinguishment of debt	8,472	(2,323)
Income from discontinued operations	—	(22,204)
Changes in operating assets and liabilities:
Accounts receivable	(70,921)	4,826
Inventories	(110,060)	(75,438)
Other current assets	(844)	8,983
Other assets	3,646	1,045
Accounts payable, accrued expenses and other current liabilities	57,171	(9,906)
Other long-term liabilities	6,848	(5,889)

Net cash flows from operating activities	86,972	71,823

Cash flows from investing activities:
Proceeds from sale of product rights	10,619	9,003
Capital expenditures	(85,873)	(62,771)
Proceeds from sale of assets	534	1,873
Acquisitions of intangible assets	(2,084)	(5,827)
Acquisitions of businesses, net of cash acquired	(7,783)	106
Investment in affiliates	108	2,791
Purchases of marketable securities	(7,318)	(15,992)
Proceeds from sales of marketable securities	15,045	38,928
Net proceeds from discontinued operations	5,500	8,824

Net cash flows from investing activities	(71,252)	(23,065)

Cash flows from financing activities:
Borrowings on long-term debt and loans payable	475,179	23,809
Payments on long-term debt and loans payable	(346,727)	(57,226)
Payment of debt redemption premium	(5,868)	—
Exercise of stock options and employee stock purchases	17,615	14,623
Repurchase of common stock	—	(8,997)

Net cash flows from financing activities	140,199	(27,791)

Effect of exchange rate changes on cash and cash equivalents	(3,636)	11,171

Net increase in cash and cash equivalents	152,283	32,138
Cash and cash equivalents at the beginning of the period	146,870	155,408

Cash and cash equivalents at the end of the period	$299,153	$187,546

Supplemental disclosures:
Interest paid	$29,403	$20,440

Income tax payments	$25,797	$48,276

Income tax refunds	$6,559	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share data)

(1) General:

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and notes required by accounting principles generally accepted in the United States for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the results of operations, financial position and cash flows have been made. The results of operations and cash flows for the nine months ended September 30, 2004, are not necessarily indicative of the results of operations and cash flows that may be reported for the remainder of 2004 or for future periods. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2003. For purposes of these financial statements, North America includes the United States and Canada. Mexico is included within Latin America. All share and per share amounts have been retroactively restated to give effect to the five-for-four stock split that was completed on August 24, 2004 (see Note 11, Shareholders’ Equity). Certain prior period amounts presented herein have been reclassified to conform to the current period’s presentation.

(2) Earnings Per Share:

A reconciliation of the denominator of the basic and diluted earnings per share computation for net income is as follows:

	Three Months		Nine Months
Period Ended September 30,	2004	2003	2004	2003
Basic weighted average number of shares outstanding	250,296	244,814	248,158	244,160
Effect of dilutive securities – stock options and warrants	5,939	4,753	6,071	3,677

Diluted weighted average number of shares outstanding	256,235	249,567	254,229	247,837

Not included in the calculation of diluted earnings per share because their impact is antidilutive:
Stock options outstanding	6,065	9,576	5,921	11,415
Convertible debt	33,407	27,248	29,557	27,447

On July 19, 2004, the Emerging Issues Task Force (“Task Force”) of the Financial Accounting Standards Board (“FASB”) issued a draft abstract of Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share, and on September 30, 2004, reached a final consensus. The Task Force concluded that contingently convertible debt instruments should be included in diluted earnings per share computations (if dilutive) regardless of whether the market price trigger (or other contingent feature) has been met. This consensus is effective for reporting periods ending after December 15, 2004, and requires prior period earnings per share amounts presented for comparative purposes to be restated utilizing a transition method. The transition method agreed upon by the Task Force is a modified restatement approach that results in a company applying the consensus to the terms of the security at the adoption date. As such, if the terms of the security are changed prior to the adoption date, it is the changed terms to which the consensus is applied. We plan to adopt the consensus in the fourth quarter of 2004. Once this consensus is adopted, we expect that our reported diluted earnings per share for each of the three month periods ended March 31, 2004, and June 30, 2004, will be reduced by $0.01 per share and for the nine months ended September 30, 2004, will be reduced by $0.02 per share. We expect that our future diluted earnings per share will also be similarly reduced. However, due to rounding, we expect there will be no effect on earnings per share for the three month period ended September 30, 2004.

(3) Stock-Based Compensation Plans:

As currently permissible under Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, we account for all stock-based compensation arrangements using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, as interpreted by FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, and disclose pro forma net earnings and earnings per share amounts as if the fair value method had been adopted. Accordingly, no compensation cost is recognized for stock option awards granted to employees at or above market value.

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

	Three Months		Nine Months
Period Ended September 30,	2004	2003	2004	2003
Net income as reported	$44,378	$21,631	$134,817	$91,906
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	6,335	4,913	19,007	14,836

Pro forma net income	$38,043	$16,718	$115,810	$77,070
Basic net income per share as reported	0.18	0.09	0.54	0.38
Pro forma basic net income per share	0.15	0.07	0.47	0.32
Diluted net income per share as reported	0.17	0.09	0.53	0.37
Pro forma diluted net income per share	0.15	0.07	0.46	0.31
Weighted average fair value of options issued	$7.70	$5.83	$8.41	$4.06
Expected life (years)	4.9	5.0	4.9	5.0
Risk-free interest rate	3.7-4.5%	3.6-3.9%	3.1-4.6%	2.7-4.0%
Expected volatility	26%	27%	26%	27%
Dividend yield	0%	0%	0%	0%

As option valuations are based on highly subjective assumptions about the future, including stock price volatility and exercise patterns, pro forma compensation cost may not be representative of that to be expected in future years.

(4) Revenues and Cost of Sales:

Net revenues are comprised of gross revenues less provisions for revenue dilution items, including chargebacks, returns, shelf stock adjustments, discounts, promotional allowances, rebates, reimbursements relating to Medicaid and Medicare and other allowances. The reserve balances related to these provisions are included in the following balance sheet accounts:

	September 30, 2004	December 31, 2003
Accounts receivable	$179,718	$136,475
Accrued expenses	130,195	110,079

Total sales returns and allowances reserves	$309,913	$246,554

Our net revenues and gross profit benefited by approximately $2,300, $1,461 net of tax, for the three months ended September 30, 2004, and by $9,000, $5,715 net of tax, for the nine months ended September 30, 2004, due to positive resolution of potential service level claims. The potential service level claims related to contractual penalties payable in the event we were unable to fulfill specific purchase orders within defined parameters. Service level penalty amounts were accrued based on our interpretation of the contracts and claims history. These amounts were reversed following a determination that the amounts were not owed based upon agreements with the customers. In addition, our tax provision and net income for the three and nine months ended September 30, 2004, benefited by net changes of $4,197 related to the merger of two of our Chilean subsidiaries and by $7,033 due to reversal of tax reserves relating to prior years’ tax issues, partially offset by $2,828 of additional valuation allowance recorded against a deferred tax asset in Europe (see Note 9, Income Taxes, for additional information). The total impact of these changes increased net income by $9,863, or $0.04 per diluted share, for the three months ended September 30, 2004, and increased net income by $14,117, or $0.06 per diluted share, for the nine months ended September 30, 2004. During the three and nine months ended September 30, 2003, as a result of an improvement in our return and customer inventory experience our estimates of returns and other allowances and inventory obsolescence decreased resulting in increased net revenues of $10,170, reduced cost of sales of $2,457, increased net income of $7,943 and increased diluted earnings per share by $0.03.

(5) Inventories:

Inventories consist of the following:

	September 30, 2004	December 31, 2003
Raw materials	$196,136	$155,159
Work-in-process	72,922	65,194
Finished goods	234,713	193,519

Total inventories	$503,771	$413,872

As of September 30, 2004, we had approximately $38,989 in inventories, primarily raw materials, relating to products pending launch while we await receipt of final FDA or foreign governmental marketing approval and/or satisfactory resolution of patent infringement litigation. Approximately 37% of our pre-launch inventory represents inventory for which the brand product’s patent protection has expired and we are awaiting regulatory approval to sell our generic equivalent.

(6) Acquisitions:

On June 1, 2004, we indirectly acquired from Recordati Industria Chimica e Farmaceutica S.p.A. (“Recordati”) 469 shares of Kutnowskie Zaklady Farmaceutyczne “POLFA” SA (“Polfa Kutno”), by purchasing the outstanding securities of KZFPK Holdings, Inc., a Delaware corporation, for 2,169 shares of our common stock, valued at $41,627. The shares purchased represent 24.99% of the total share capital in Polfa Kutno, a pharmaceutical company listed on the Warsaw Stock Exchange. On September 22, 2004, we submitted a prospectus to the Polish Securities and Exchange Commission (“PSEC”) to introduce to public trading shares of IVAX’ Common Stock to be listed on the Warsaw Stock Exchange. The prospectus was approved by the PSEC on October 22, 2004. We intend to commence a share for share exchange offer in the fourth quarter of 2004, pursuant to which we will offer to acquire the remaining outstanding shares in Polfa Kutno in exchange for shares of our common stock. We have incurred acquisition and other related costs in connection with this transaction and the transaction with Recordati of $4,260. Polfa Kutno markets and manufactures a wide variety of prescription and over-the-counter pharmaceutical products, which we believe will complement our existing businesses and will provide new products and marketing opportunities. Investments in affiliates representing 20% to 50% ownership interests are recorded under the equity method of accounting.

On June 2, 2004, we acquired Corporacion Medco S.A.C. (“Medco”), a Peruvian pharmaceutical company, by purchasing the outstanding securities of Medco’s parent, Inversiones Catamaran S.A. – Inveran, a corporation organized under the laws of Panama, for 833 shares of our common stock, valued at $15,898, and $100 in cash. The total purchase price, including acquisition costs of $121 less cash acquired of $207, was $15,912. Medco develops, manufactures and sells branded over-the-counter and prescription products, as well as generic prescription pharmaceutical products, in Peru. We acquired Medco to further our growth in the Peruvian market and to provide new product opportunities. The preliminary allocation of the purchase price is subject to adjustment based on receipt of final information on the fair value of assets acquired and liabilities assumed. The operating results of Medco are included in the consolidated financial statements subsequent to the June 2, 2004, acquisition date.

On June 2, 2004, we indirectly acquired Botica Torres de Limatambo S.A.C. (“BTL”), a Peruvian retail pharmacy company, by purchasing the outstanding securities of one of BTL’s parents, ASSA Investments S.A., and exercising an option (the “Option”) to acquire the outstanding securities of the other parent, ASSA Inc., for $3,501 in cash, net of cash acquired of $249, forgiveness of a note receivable previously held by us with a recorded value of $1,728 and related costs of $2,188, and other costs incurred of $8, of which $188 is held in escrow. The note receivable was secured by the Option. BTL operates a retail pharmacy chain in Peru. We acquired BTL to further our growth in the Peruvian market and to explore retail pharmacy market opportunities. The preliminary allocation of the purchase price is subject to adjustment based on receipt of final information on the fair value of assets acquired and liabilities assumed. The operating results of BTL are included in the consolidated financial statements subsequent to the June 2, 2004, acquisition date.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the dates of acquisition, the purchase price paid and resulting goodwill.

Current assets, excluding cash acquired	$15,620
Property, plant and equipment	5,240
Intangible assets	3,570
Deferred tax assets	562
Other assets	788
Investment in unconsolidated entities	45,887

Total assets acquired	71,667

Current liabilities	17,008
Long-term debt	1,429

Total liabilities assumed	18,437

Net assets acquired	53,230

Purchase price:
Cash paid, net of cash acquired	3,394
Acquisition costs	4,389
Forgiveness of note receivable and related costs	3,916
Fair market value of stock issued	57,525

Total	69,224

Goodwill	$15,994

The acquirees’ results of operations prior to the acquisitions were not significant in relation to our consolidated results of operations. The purchase prices and purchase price allocations for IVAX Pharmaceuticals Mexico, S.A. de C.V., which was acquired on February 9, 2001, and for API Industries, Inc. (“API”), which was acquired on January 24, 2003, are subject to change based on resolution of certain disputes with the sellers under the purchase agreements.

(7) Intangible Assets:

Intangible assets consist of the following:

	September 30, 2004		December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Patents and related licenses	$76,055	$51,161	$75,642	$48,468
Trademarks	134,744	19,196	131,688	13,855
Licenses and other intangibles	161,774	25,912	161,548	17,473

Total	$372,573	$96,269	$368,878	$79,796

Unamortized intangible assets:
Trademarks and product registrations	$24,627		$25,279

Intangible assets amortization expense is estimated to be $6,075 for the remainder of 2004, $23,402 in 2005, $21,985 in 2006, $23,808 in 2007 and $21,880 in 2008.

(8) Debt:

On March 3, 2004, we issued $400,000 of our 1.5% Convertible Senior Notes due 2024 to certain qualified institutional buyers. After expenses, we received net proceeds of approximately $390,500. Under certain circumstances, the 1.5% Notes are convertible, unless previously redeemed, into 41.85925 shares of our common stock per $1,000 of principal amount of the 1.5% Notes. This ratio results in a conversion price of approximately $23.89 per share. We may redeem the 1.5% Notes on or after March 1, 2011. Beginning with the six-month period commencing on March 1, 2011, in addition to the stated interest of 1.5%, we will pay contingent interest of 0.36% of the market value of the 1.5% Notes if, during specified testing periods, the average trading price of the 1.5% Notes is 120% or more of the principal value. In addition, holders of the 1.5% Notes may require us to repurchase the notes at 100% of the principal amount on each of March 1, 2011, 2014, and 2019, and upon certain events.

The 1.5% Notes also contain a restricted convertibility feature that does not affect the conversion price of the notes but, instead, places restrictions on the holders’ ability to convert their notes into shares of our common stock. Holders may convert their notes into shares of our common stock prior to stated maturity under the following circumstances:

•	during any fiscal quarter (beginning with the quarter ended June 30, 2004) if the closing sale price of our common stock for at least 20 consecutive trading days in the 30 consecutive trading-day period ending on the last trading day of the immediately preceding fiscal quarter exceeds 120% of the conversion price on that 30th trading day;

•	during any five consecutive trading-day period immediately following any five consecutive trading-day period (the Note Measurement Period) in which the average market price for the notes during that Note Measurement Period was less than 95% of the average conversion value for the notes during such period; provided, however, that, beginning on March 1, 2019, holders may not convert their notes if the closing sale price of our common stock on the trading day immediately preceding the day on which the notes are surrendered for conversion is greater than 100% of the conversion price but equal to or less than 120% of the conversion price;

•	upon the occurrence of specified corporate transactions; or

•	if we have called the notes for redemption.

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

(9) Income Taxes:

The (benefit) provision for income taxes consists of the following:

	Three Months		Nine Months
Period Ended September 30,	2004	2003	2004	2003
Current:
Domestic	$14,059	$5,338	$32,080	$23,972
Foreign	1,504	3,444	19,712	9,576
Deferred:
Domestic	(4,611)	3,687	(15,606)	4,078
Foreign	(14,310)	287	(19,092)	(386)

Total	$(3,358)	$12,756	$17,094	$37,240

The tax provision for the nine months ended September 30, 2004, was determined using our estimated annual effective tax rate, which was less than the United States statutory rate primarily due to lower tax rates applicable to certain of our foreign operations and to the tax benefits resulting from the October 1, 2004, merger of two of our Chilean subsidiaries. The tax benefit from the merger resulted from a step-up in the tax basis of the assets existing at the time of the merger, as permitted under local tax regulations. The tax benefit associated with the merger is estimated to be $29,938, net of a valuation allowance of $3,809. Using our annual effective tax rate methodology, $22,847 was recognized in our tax provision for the nine months ended September 30, 2004, and the remaining benefit of $7,091 will be recognized in the fourth quarter of 2004. This benefit was partially offset by $3,252 of additional United States and foreign taxes arising from the payment of an intercompany dividend. We recorded a valuation allowance against the deferred tax asset for the amount of the tax benefit that would be realizable beyond five years because we cannot reliably forecast beyond five years due to the political and economic uncertainties in Latin America. The $5,399 net increase in our estimate of the tax benefit from the prior quarter (of which $4,197 is reflected in the tax provision for the nine months ended September 30, 2004) is due to a $2,904 increase in the gross deferred tax asset, primarily from changes in foreign currency exchange rates, certain tax planning strategies that were implemented prior to the merger, and to a $5,747 reduction of reserves due to finalization of our assessment of the probable settlement of various tax uncertainties that were identified, partially offset by the $3,252 of additional taxes arising from the intercompany dividend.

Also included in the quarter and year-to-date results is a net tax benefit of $4,205 resulting from the reversal of tax reserves in the amount of $7,033 relating to prior years’ tax issues at two of our European subsidiaries, partially offset by $2,828 of additional valuation allowance recorded against the deferred tax asset at another European subsidiary due to insufficient positive evidence that the deferred tax asset will be realized.

Payment of the current tax provision for the year ending December 31, 2004, will be reduced by $5,052 for domestic operations and $566 for foreign operations, representing the incremental impact of compensation expense deductions associated with non-qualified stock options exercised during the first nine months of 2004. These amounts were credited to “Capital in excess of par value.”

As of September 30, 2004, a domestic net deferred tax asset of $94,772 and an aggregate foreign net deferred tax asset of $28,339 are included in “Other current assets” and “Other assets,” respectively, in the accompanying consolidated balance sheet. The expected deferred tax benefit of $9,225 related to year-to-date losses of foreign subsidiaries has been fully reserved through establishment of a valuation allowance. On a cumulative basis, $40,766 of tax benefit from net operating loss carryovers has been fully reserved through a valuation allowance. Realization of the net deferred tax assets is dependent upon generating sufficient future domestic and foreign taxable income. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized.

On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law. Management is currently evaluating the potential impact of the new provisions on our tax position, particularly the new deduction for domestic production activities and the one-time opportunity to repatriate foreign earnings at a significantly reduced tax rate.

(10) Retirement Plans:

The components of net periodic pension costs and our contributions paid were as follows:

	Three Months		Nine Months
Period Ended September 30,	2004	2003	2004	2003
Service cost	$585	$361	$1,424	$1,046
Interest cost	298	151	726	436
Expected return on plan assets	(308)	(120)	(753)	(348)
Amortization of transition obligation	79	41	191	120

Net periodic pension cost	$654	$433	$1,588	$1,254

Employer contribution	$365	$346	$1,327	$1,146

(11) Shareholders’ Equity:

Frost Nevada Limited Partnership (“FNLP”), beneficially owned by our Chairman and CEO, has a warrant to purchase 1,173 shares of our common stock at an exercise price of $7.68 per share that was issued in connection with a $50,000 promissory note issued to FNLP on November 18, 1999, and repaid on June 30, 2000. Proceeds of the note were used to purchase our common stock under our share repurchase program and the exercise price of the warrant was equal to the price paid for the repurchased shares. The warrant is exercisable through November 17, 2006.

On July 15, 2004, our Board of Directors approved a five-for-four stock split in the form of a 25% dividend paid in common stock on August 24, 2004, to shareholders of record on August 10, 2004. All share and per share amounts have been retroactively restated to give effect to the stock split. To reflect the stock split, common stock was increased and capital in excess of par value was decreased by $5,006.

(12) Business Segment Information:

Revenues by Region Period Ended September 30,	Three Months		Nine Months
	2004	2003	2004	2003
North America
External sales	$212,371	$167,418	$604,409	$456,217
Intersegment sales	431	27	4,885	489
Other revenues	148	4,858	1,953	21,938

Net revenues - North America	212,950	172,303	611,247	478,644

Europe
External sales	126,329	100,586	400,363	299,396
Intersegment sales	23,949	19,090	65,710	47,031
Other revenues	945	4,363	45,162	22,005

Net revenues – Europe	151,223	124,039	511,235	368,432

Latin America
External sales	81,686	68,633	230,748	179,714
Other revenues	1,490	142	2,284	401

Net revenues – Latin America	83,176	68,775	233,032	180,115

Corporate and other
External sales	10,614	14,199	36,217	39,014
Intersegment sales	(24,380)	(19,117)	(70,595)	(47,520)
Other revenues	5,503	439	7,103	2,631

Net revenues - Corporate and other	(8,263)	(4,479)	(27,275)	(5,875)

Consolidated net revenues	$439,086	$360,638	$1,328,239	$1,021,316

Profits by Region Period Ended September 30,	Three Months		Nine Months
	2004	2003	2004	2003
Income before minority interest:
North America	$22,597	$22,725	$63,772	$67,444
Europe	4,671	(5,787)	42,885	(5,547)
Latin America	27,471	11,096	60,831	22,482
Corporate and other	(10,385)	(6,454)	(32,638)	(14,839)

Income before minority interest	44,354	21,580	134,850	69,540
Minority interest	24	51	(33)	162
Discontinued operations	—	—	—	22,204

Net income	$44,378	$21,631	$134,817	$91,906

Long-Lived Assets:			September 30,
			2004	2003
North America			$350,145	$332,784
Europe			475,776	325,040
Latin America			491,454	442,115
Corporate and other			124,535	131,057

Total			$1,441,910	$1,230,996

The following table displays the changes in the carrying amounts of goodwill by geographic region for the nine months ended September 30, 2004:

	Balance January 1, 2004	Acquisitions	Foreign Exchange and Other	Balance September 30, 2004
North America	$1,472	$—	$—	$1,472
Europe	81,853	—	8	81,861
Latin America	358,996	15,994	(10,350)	364,640
Corporate and other	47,344	—	8	47,352

Consolidated goodwill	$489,665	$15,994	$(10,334)	$495,325

It is not practicable for us to provide information regarding sales by therapeutic category.

(13) Recently Issued Accounting Standards:

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities an interpretation of ARB No. 51, which addresses consolidation by business enterprises of variable interest entities (“VIE’s”). During December 2003, the FASB revised FASB Interpretation No. 46, deferring the effective date of application for public companies to the first reporting period ended after March 15, 2004, except for disclosure requirements and VIE’s that are special-purpose entities. The impact of adoption was not significant.

(14) Commitments and Contingencies:

Commitments – As of September 30, 2004, we had approximately $36,473 of non-cancelable raw material purchase obligations. A substantial portion of this material is for use in production of our gabapentin products. As noted below under Patent Litigation, in the event the court determines that we infringed a valid patent of Warner-Lambert’s in our sales of gabapentin, we would be prevented from further sales of gabapentin.

Legal Proceedings (amounts in thousands) – The following supplements and amends the discussion set forth under Item 3 – “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2003.

Terazosin Litigation

On December 21, 1998, an action purporting to be a class action, styled Louisiana Wholesale Drug Co. vs. Abbott Laboratories, Geneva Pharmaceuticals, Inc. and Zenith Goldline Pharmaceuticals, Inc., was filed against IVAX Pharmaceuticals, Inc. (“IPI”) and others in the United States District Court for the Southern District of Florida, alleging a violation of Section 1 of the Sherman Antitrust Act. Plaintiffs purport to represent a class consisting of customers who purchased a certain proprietary drug directly from Abbott Laboratories during the period beginning on October 29, 1998. Plaintiffs allege that, by settling patent-related litigation against Abbott in exchange for quarterly payments, the defendants engaged in an unlawful restraint of trade. The complaint seeks unspecified treble damages and injunctive relief. Eighteen additional class action lawsuits containing allegations similar to those in the Louisiana Wholesale case were filed in various jurisdictions between July 1999 and February 2001, the majority of which have been consolidated with the Louisiana Wholesale case. On March 13, 2000, the Federal Trade Commission (“FTC”) announced that it had issued complaints against, and negotiated consent decrees with, Abbott Laboratories and Geneva Pharmaceuticals arising out of an investigation of the same subject matter that is involved in these lawsuits. On December 13, 2000, plaintiffs’ motion for summary judgment on the issue of whether the settlement agreement constituted a per se violation of Section 1 of the Sherman Antitrust Act in the Louisiana Wholesale case was granted, but on September 15, 2003, the United States Court of Appeals for the Eleventh Circuit reversed the order. The appellate court also issued a ruling de-certifying the class. On remand and following class discovery, the District Court entered an order on June 23, 2004, denying the Direct Purchaser Plaintiffs’ renewed motion for class certification. In light of these orders, on August 31, 2004, we elected to terminate the Settlement Agreement and requested the return of the settlement payment less notice and Settlement Fund administrative fees. The FTC took no action against IPI. To date, sixteen of the actions naming IPI have either been settled or dismissed.

Fen-Phen Litigation

IPI has been named in a number of individual and class action lawsuits in both state and federal courts involving the diet drug combination of fenfluramine and phentermine, commonly known as “fen-phen.” Generally, these lawsuits seek damages for personal injury, wrongful death and loss of consortium, as well as punitive damages, under a variety of liability theories including strict products liability, breach of warranty and negligence. IPI did not manufacture either fenfluramine or phentermine, but did distribute the brand equivalent version of phentermine manufactured by Eon Labs Manufacturing, Inc. (“Eon”) and Camall Company. Although IPI had a very small market share, to date, IPI has been named in approximately 5,546 cases and has been dismissed from approximately 5,078 of these cases, with additional dismissals pending. IPI intends to vigorously defend all of the lawsuits, and while management believes that its defense will succeed, as with any litigation, there can be no assurance of this. Currently Eon is paying for approximately 50% of IPI’s costs in defending these suits and is fully indemnifying IPI against any damages IPI may suffer as a result of cases involving product manufactured by Eon. In the event Eon discontinues providing this defense and indemnity, IPI has its own product liability insurance. While IPI’s insurance carriers have issued reservations of rights, IPI believes that it has adequate coverage. As of September 1, 2004, claims made against us for the first time may not be afforded insurance coverage. Although it is impossible to predict with certainty the outcome of litigation, we do not believe this litigation will have a material adverse impact on our financial condition or results of operation.

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

On September 15, 2003, IPI and we were served with an Amended Complaint filed in the United States District Court for the District of Massachusetts in the case styled County of Suffolk vs. Abbott Laboratories, Inc., et al. and on August 25, 2003, we were served with a similar complaint filed in the United States District Court for the Southern District of New York in the case styled County of Westchester vs. Abbott Laboratories, Inc. et al. In each of these cases, the plaintiffs allege that the defendants violated the Racketeering Influenced and Corrupt Organizations Act (“RICO”), the Federal Medicaid Statute, New York Social Services Law, New York Department of Health Regulations, and New York General Business Law. The plaintiffs also seek the recovery of damages for unfair trade practices, fraud, breach of contract and under the theory of unjust enrichment. The plaintiffs also seek unspecified damages, including treble and punitive damages, civil penalties, declaratory and injunctive relief and restitution, allegedly suffered by the plaintiffs as a result of the defendants’ alleged unlawful scheme to overcharge for prescription medications paid for by Medicaid. The plaintiffs allege that through promotional, discounting, and pricing practices, the defendants reported false and inflated average wholesale prices or wholesale acquisition costs and failed to report their best prices as required by federal and state rebate statutes resulting in the plaintiffs overpaying for certain medications. A motion to dismiss these actions was filed. On October 27, 2004, the Court in County of Suffolk v. Abbott Laboratories, Inc. issued a memorandum and order granting the motion to dismiss us and IPI.

On August 5, 2004, we learned that New York City filed an action against 44 pharmaceutical companies and their subsidiaries, including us and our subsidiary, IPI, seeking unspecified damages, including treble damages, resulting from alleged violations of federal and state Medicaid law, Medicaid and common law fraud, breach of contract, unfair and deceptive trade practices and unjust enrichment. The City alleges that through the defendants’ alleged unlawful scheme to inflate average wholesale prices and reporting false and inflated pricing information, the City overpaid for certain medications. We intend to vigorously defend ourselves in this case and against these allegations.

On November 1, 2004, the plaintiff in State of Wisconsin v. Amgen Inc., et al. filed a First Amended Complaint in Dane County, Wisconsin Circuit Court. The case against 21 pharmaceutical companies relates to average wholesale price reporting, discounts and rebates. The Amended Complaint adds us and IPI as defendants. To date, neither entity has been served. The Amended Complaint alleges claims for violations of Wisconsin law, including claims for deceptive sales practices, deceptive pricing, secret discounts in violation of antitrust law, medical assistance fraud, and unjust enrichment. The plaintiff seeks damages, treble damages, forfeiture, restitution, disgorgement of profits, attorneys’ fees and costs, and other unspecified relief on behalf of the State of Wisconsin, its citizens, and Wisconsin organizations that pay for prescription drugs. We intend to vigorously defend ourselves in this matter and against these allegations.

IPI, along with numerous other pharmaceutical companies, has received inquiries from and responded to requests for records and information from the Committee on Energy and Commerce of the United States House of Representatives in connection with the Committee’s investigation into certain industry and IPI practices regarding AWP. IPI has also received correspondence from the States of Nevada, Kentucky, Florida, and Illinois, on behalf of itself and eight other states, indicating that the Office of the Attorney General (“OAG”) for these states are investigating allegations of purportedly improper pricing practices related to the average manufacturer price and best price calculations. We or our subsidiaries have not been named as a defendant in a suit filed by or on behalf of these states, but as a result of the investigation the OAG for the states have advised us that we are required to maintain all records related to the investigation. On July 20, 2004, the OAG for the State of Florida issued subpoenas to IPI and five other pharmaceutical companies requesting materials to assist in its investigation. We are cooperating fully with these requests. The outcome of these investigations could include the imposition of substantial fines, penalties and injunctive or administrative remedies.

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

In December 2002, the Secretary of State for Health, on behalf of itself and others, filed a civil claim for damages and interest against Norton Healthcare, Norton Pharmaceuticals and other defendants alleging that certain of their actions adversely affected competition in the sale and supply of warfarin in the United Kingdom between 1996 and 2000. This claim seeks damages against all defendants in the approximate aggregate amount of 28,600 Pounds Sterling (approximately $51,823 at the September 30, 2004, currency exchange rate), plus interest and costs.

In December 2003, the Secretary of State for Health, on behalf of itself and others, filed a civil claim for damages and interest against Norton Healthcare, Norton Pharmaceuticals and other defendants alleging that certain of their actions which adversely affected competition in the sale and supply of penicillin in the United Kingdom between 1996 and 2000. This claim seeks damages against all defendants in the approximate amount of 30,500 Pounds Sterling (approximately $55,266 at the September 30, 2004, currency exchange rate), plus interest and costs.

In July 2004, the Secretary of State for Health, on behalf of itself and others, filed a civil claim for damages and interest against Norton Healthcare, Norton Pharmaceuticals and other defendants alleging that certain of their actions adversely affected competition in the sale and supply of ranitidine in the United Kingdom between 1996 and 2000. This claim seeks damages against all defendants in the approximate amount of 69,252 Pounds Sterling (approximately $125,485 at the September 30, 2004, currency exchange rate), plus interest and costs.

Commercial Matters

On April 22, 2003, we received notice that we were named as a defendant along with approximately 25 other pharmaceutical manufacturers in a complaint filed in the US District Court for the Northern District of Texas by an individual who has filed the action purportedly in the name of the United States government, styled United States of America, ex. rel, Paul King v. Alcon Laboratories, Inc., et al. In this suit, the plaintiff seeks to recover damages from the defendants, including us, for allegedly defrauding and conspiring to defraud the United States government by having made sales of drugs to various federal governmental agencies or causing the United States government to reimburse individuals or entities for drug products that did not comply with Current Good Manufacturing Practices and other regulations and laws. The suit seeks the recovery of treble damages from us and the other defendants, jointly and severally, which plaintiff alleges exceeds thirty billion dollars, plus the recovery of attorneys’ fees, interest, civil penalties, costs, and other relief. On February 23, 2004, plaintiff was granted leave to file a second amended complaint, in response to which we filed a motion to dismiss the action in its entirety and that motion remains pending. We intend to vigorously defend ourselves in this action and against these allegations.

Patent Litigation

IPI filed ANDA’s under paragraph IV of Hatch-Waxman Act to market and sell various strengths of generic gabapentin capsules and tablets, a product marketed by Warner-Lambert under the trademark Neurontin®. As a result of the filing of these ANDAs, Warner Lambert Company, Pfizer and Godecke Aktiengesellschaft filed three separate suits against us and our affiliates for patent infringement. These three consolidated actions are now pending in the United States District Court for the District of New Jersey. Civil Action No. 00-6073 was filed December 14, 2000, Civil Action No. 01-0193 was filed January 12, 2001 and Civil Action No. 01-1537 was filed February 3, 2001. The three suits have been consolidated in a multidistrict litigation in the District of New Jersey with several other cases brought by plaintiffs against other companies seeking to market generic gabapentin. We, along with the other defendants in the consolidated actions, moved for summary judgment of non-infringement and invalidity of Warner-Lambert’s patents on various grounds. Oral argument on these motions is scheduled for November 18-19, 2004. In August 2004, based on our decision to begin commercial sales of non-AB-rated gabapentin tablets, Warner-Lambert sought a temporary restraining order and a preliminary injunction in an effort to prevent us from doing so. Warner-Lambert’s request was denied, and we commenced commercial sale of our non-AB-rated gabapentin tablets on August 18, 2004. We also intend to commence commercial sales of the AB-rated gabapentin capsules and tablets upon expiration of applicable Hatch-Waxman exclusivity periods. While we expect to be successful in our defense, in the event the court determines that we infringed a valid patent of Warner-Lambert’s in our sales of gabapentin, it will result in an injunction against us preventing further sales and substantial damages which could exceed our profit or selling price for these products.

Environmental Related Proceedings

On July 16, 2003, API received an EPA letter requesting API to submit a revised Solid Waste Management Unit (SWMU) Plan, including additional sampling and investigation elements, concerning the alleged presence of isopropyl ether (IPE) in its facility. This matter was tendered to the sellers of API for indemnity based on the terms of the API purchase agreement, but sellers have denied responsibility for this claim. On November 7, 2003, API filed its response to the EPA’s July 16, 2003, letter and submitted a revised SWMU Plan to cooperate with the agency. On April 27, 2004, the EPA requested API to further address certain groundwater contaminant issues, including monitoring and sampling, relating to the presence of IPE in its facility. On June 14, 2004, API responded to the EPA’s April 27, 2004, letter and submitted a revised SWMU Plan. On November 8, 2004, API received the EPA’s approval of the SWMU Plan Revision 3.0 dated November 2, 2004. API will now engage in the necessary efforts to conduct the actions delineated in the referenced approved plan.

Other Litigation

We are involved in various other legal proceedings arising in the ordinary course of business, some of which involve substantial amounts. In order to obtain brand equivalent approvals prior to the expiration of patents on branded products, and to benefit from the exclusivity allowed to ANDA applicants that successfully challenge these patents, we frequently become involved in patent infringement litigation brought by branded pharmaceutical companies. Although these lawsuits generally involve products that are not yet marketed and therefore pose little or no risk of liability for damages, the legal fees and costs incurred in defending such litigation can be substantial. While it is not feasible to predict or determine the outcome or the total cost of these proceedings, in the opinion of management, based on a review with legal counsel, any losses resulting from such legal proceedings will not have a material adverse impact on our financial position or results of operations.

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

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under the caption “Risk Factors” in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2003. The following discussion and analysis should be read in conjunction with the consolidated financial statements, the related Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2003, and the unaudited interim consolidated financial statements and the related notes to unaudited interim consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q. All share and per share amounts have been retroactively restated to give effect to the five-for-four stock split that was completed on August 24, 2004. Certain prior period amounts presented herein have been reclassified to conform to the current period’s presentation.

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

Results of Operations

Overview

We generated strong revenue growth in the nine months ended September 30, 2004, principally due to increased demand, new product launches and the acquisition of businesses. Our revenue growth was also driven by a $25.5 million milestone payment earned under a product collaboration and development agreement with Mayne Group Limited for the marketing and distribution of our injectable paclitaxel product in Europe. Stronger currencies in Europe and Latin America also contributed to revenue growth in the first nine months of 2004. During 2004, we continued to invest in our future. We invested $194.3 million, an increase of 30%, more in sales and marketing than in the first nine months of 2003 and $104.7 million, an increase of 39%, more in research and development than in the first nine months of 2003. Despite these investments, our operating income increased by 40%, from $126.5 million in the first nine months of 2003 to $177.5 million in the first nine months of 2004. During the second quarter of 2004, we acquired Corporacion Medco S.A.C. (“Medco”), a Peruvian pharmaceutical company, Botica Torres de Limatambo S.A.C. (“BTL”), a Peruvian pharmacy company, and a 24.99% interest in Kutnowskie Zaklady Farmaceutyczne “POLFA” SA (“Polfa Kutno”).

On October 28, 2003, we received final approval and confirmation of our first to file status from the FDA on Metformin HCl Extended Release and on November 26, 2003, we reached agreement with Alpharma Inc. to share profits on an equal basis on all sales during the 180-day exclusivity period regarding this product. We launched Metformin HCl Extended Release and commenced our 180-day exclusivity period in December 2003. On February 19, 2004, we received final approval and confirmation of our first to file status on glyburide/metformin HCl tablets. We launched this product and commenced our 180-day exclusivity period in May 2004. In the case of both Metformin HCl Extended Release and glyburide/metformin HCl, the brand company authorized a competitor to commence sales of a generic version of the branded product concurrently with our launch of the products.

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

On April 28, 2004, we received final approval and confirmation of our first to file status from the FDA on gabapentin tablets in 100 mg, 300 mg and 400 mg dosage strengths. The tablet formulation at these strengths is not currently marketed. We were not first-to-file on the five currently marketed dosage forms of this product. On August 18, 2004, we launched gabapentin tablets in 100 mg, 300 mg and 400 mg strengths to selected customers. In October 2004, three competitors began selling generic gabapentin capsules, which are AB rated with the branded product and therefore, can be automatically substituted. A trial date for the litigation regarding whether our products infringe a patent held by Pfizer has not yet been scheduled, though oral argument on summary judgment motions pending in the case has been scheduled for November 18 and 19, 2004. On September 30, 2004, we received U.K. approval of QVAR® in our patented Easi-breathe™ device. On October 29, 2004, we received FDA approval for our New Drug Application for albuterol HFA (CFC-free) in a standard metered dose inhaler.

As part of our ongoing business strategy, we enter into collaborative alliances, which we believe allow us to exploit our drug discovery and development capabilities or provide us with intellectual property and technologies. Many of these alliances involve licenses to other companies relating to technologies or compounds under development and, in some cases, finished products. These licenses permit us to reduce our development costs and often involve the receipt of an up-front payment and fees upon completion of certain development milestones and also, generally, provide for royalties based on sales of the products. We have received significant payments in the past from these arrangements. We expect that milestone, developmental, royalty and other payments under existing and new collaboration and license agreements with other parties will continue to be an important part of our business. Our future net revenues and profits will depend and will fluctuate from period to period, in part, based upon our ability to replace or renew license fees, royalties and development service fees as the related agreements expire or are terminated. We expect that our future net revenues and profits will also depend upon:

•	our ability to obtain and maintain FDA approval of our manufacturing facilities;

•	our ability to maintain a pipeline of products in development;

•	our ability to achieve the milestones specified in our license and development agreements;

•	our ability to manufacture, obtain and maintain a sufficient supply of products to meet market demand, retain our customers and meet contractual deadlines and terms;

•	our ability to develop and rapidly introduce new products and to introduce existing products into new territories;

•	the timing of regulatory approval of such products;

•	the availability and cost of raw materials required to manufacture such products;

•	market acceptance and demand for new pharmaceutical products or alternative formulations of existing pharmaceutical products we may develop or sell;

•	our ability to manufacture such products efficiently;

•	the number and timing of regulatory approvals of competing products;

•	the impact of competition from brand-name companies that sell or authorize the sale of their own generic products or successfully extend the exclusivity period of their branded products;

•	the impact of competitive pricing pressures within the generic pharmaceutical industry;

•	the impact of pharmaceutical industry regulations or pending legislation that could affect the pharmaceutical industry;

•	the outcome and timing of legal proceedings, particularly those related to Hatch-Waxman exclusivity and patent infringement cases;

•	court and FDA decisions on exclusivity periods;

•	our ability to forecast inventory levels and trends at our customers and their end-customers; and

•	our and our competitors’ pricing and chargeback policies.

We are spending a substantial amount of management time and resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and the American Stock Exchange rules. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal control systems, and attestations as to the effectiveness of these systems by our independent public accounting firm. We are currently documenting and testing our internal control systems and procedures and making improvements that are necessary in order for us to satisfy the requirements of Section 404. This process has been complicated by the decentralized nature of our operations and information systems. It will be necessary to dedicate additional resources and accelerate progress on the required assessments in order to complete the significant amounts of work remaining in the timeframes which will permit our independent public accounting firm to complete its audit work to enable us to timely file our Form 10-K. In addition, the evaluation and attestation processes required by Section 404 are new and neither companies nor auditing firms have significant experience in testing or complying with these requirements. Accordingly, we may encounter problems or delays in completing the review and evaluation, the implementation of improvements and the receipt of an unqualified report by our independent public accounting firm. During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could have a material adverse effect on the market price of our stock.

Net Revenues and Gross Profit

The composition of the change in net revenues for the three and nine months ended September 30, 2004, compared to 2003, by region was as follows (in millions):

	Three Months			Nine Months
	2004	2003	% Change**	2004	2003	% Change**
North America	$213.0	$172.3	24%	$611.2	$478.6	28%
Europe	151.2	124.0	22%	511.2	368.4	39%
Latin America	83.2	68.8	21%	233.0	180.1	29%
Corporate and other	(8.3)	(4.5)	*	(27.2)	(5.8)	*

Total net revenues	$439.1	$360.6	22%	$1,328.2	$1,021.3	30%

*	Not meaningful
**	% change based on unrounded numbers

The composition of the change in the provisions for sales returns and allowances for the three and nine months ended September 30, 2004, compared to 2003, by region was as follows (in millions):

	Three Months			Nine Months
	2004	2003	% Change*	2004	2003	% Change*
North America	$210.6	$129.6	62%	$579.2	$436.0	33%
% of gross product sales	50%	44%		49%	49%

Europe	15.9	11.8	35%	45.2	29.9	51%
% of gross product sales	10%	9%		9%	8%

Latin America	16.5	10.0	65%	41.0	26.0	58%
% of gross product sales	17%	13%		15%	13%

*	% change based on unrounded numbers

The composition of the components of the variance in net revenues for the three and nine months ended September 30, 2004, compared to 2003, by region was as follows (in millions):

	Three Months				Nine Months
	Product Sales		Other Revenue	Currency Exchange	Product Sales		Other Revenue	Currency Exchange
	Price	Volume			Price	Volume
North America	$(26.2)	$70.7	$(3.8)	$—	$(19.4)	$171.1	$(19.1)	$—
Europe	(6.1)	18.1	—	15.2	(9.1)	83.4	24.3	44.2
Latin America	1.6	12.7	1.4	(1.3)	9.3	37.8	1.9	3.9

The increase in North American net revenues during the three and nine months ended September 30, 2004, as compared to the prior year periods, was primarily due to volume increases, including the launch of new generic products, partially offset by price decreases from product and customer mix and a decrease in other revenues, primarily product collaboration and development fees received in 2003. Our 2004 net revenues benefited from our limited competition with respect to sales of metformin HCl Extended Release and glyburide/metformin HCl, although sales and gross profit for both products were adversely impacted by sales of an authorized generic version of the branded product concurrently with our launch of the products. The period of limited competition for metformin HCl Extended Release expired in May 2004, and for glyburide/metformin HCl expired in November 2004. Sales and gross profit for metformin HCl Extended Release declined significantly following expiration of our limited competition period and we expect that the selling prices and gross profit generated by glyburide/metformin HCl will also decrease significantly after the period of limited competition expires and we face increased competition. Additionally, while we launched our gabapentin product prior to resolution of patent litigation during this quarter, the amount of our sales and gross profit for this product were significantly impacted by three competitors entering the market shortly after our launch. We anticipate that pricing and competitive pressures will continue to adversely impact our revenues and gross profit from sales of generic pharmaceutical products in North America. Our net revenues and gross profit also benefited by $2.3 million for the three months ended September 30, 2004, and by $9.0 million for the nine months ended September 30, 2004, due to positive resolution of previously accrued service level claims (see Application of Critical Accounting Policies below for additional comments). Additionally, in the three and nine months ended September 30, 2003, our net revenues and gross profit benefited by $10.2 million due to changes in sales returns and allowances as a result of an improvement in our return and customer inventory experience (see Application of Critical Accounting Policies below for additional comments).

The increase in European net revenues during the three months ended September 30, 2004, as compared to the prior year period, was primarily due to volume increases, including the launch of new and acquired products, and favorable effects of currency exchange rates, partially offset by price decreases. Pricing pressures are expected to continue to impact our revenues and gross profit from sales of generic pharmaceutical products in Western Europe. Other revenues included a $25.5 million milestone payment in the first quarter of 2004 and a $5.0 million milestone payment in the second quarter of 2004 earned under two separate product collaboration and development agreements and amortization of previously deferred up-front payments compared to a $6.0 million milestone payment received in the second quarter of 2003.

The increase in Latin American net revenues during the three months ended September 30, 2004, as compared to the prior year period, was primarily associated with the operations of BTL and Medco, which were acquired in the second quarter of 2004. The increase in Latin American net revenues during the nine months ended September 30, 2004, as compared to the prior year period, was primarily due to volume increases throughout Latin America, including the operations of BTL and Medco, as well as price increases in certain countries and favorable effects of currency exchange rates.

The composition of the change in our net revenues and gross profit for the three and nine months ended September 30, 2004, compared to 2003, was as follows (in millions):

	Three Months			Nine Months
	2004	2003	% Change*	2004	2003	% Change*
Net revenues	$439.1	$360.6	22%	$1,328.2	$1,021.3	30%
Cost of sales (excludes amortization)	248.5	200.1	24%	713.7	563.7	27%

Gross profit	$190.6	$160.5	19%	$614.5	$457.6	34%

% of net revenues	43%	45%		46%	45%

*	% change based on unrounded numbers

The reduction in our gross profit percentage (excluding amortization) for the three months ended September 30, 2004, as compared to the prior year period, was primarily due to the benefit of changes in sales returns and allowances and inventory obsolescence that increased gross profit in the prior year period by $12.6 million compared to a benefit of $2.3 million related to the positive resolution of previously accrued service level claims in the current quarter, partially offset by $1.7 million of asset write-offs related to a move to new production facilities. The improvement in our gross profit percentage (excluding amortization) for the nine months ended September 30, 2004, was primarily due to higher margins (excluding amortization) associated with the launching of new and acquired products, particularly glyburide/metformin HCl, and to the increase in other revenues earned under product collaboration and development agreements, partially offset by $3.0 million of asset write-offs related to a move to new production facilities. As discussed above, we expect continued pressure on our gross profit related to sales of generic pharmaceutical products in North America and Western Europe as competition continues to intensify in these markets. Amortization of intangibles related to acquired developed drugs is not included in cost of sales.

Operating Expenses

The composition of the change in operating expenses for the three and nine months ended September 30, 2004, compared to 2003, was as follows (in millions):

	Three Months			Nine Months
	2004	2003	% Change**	2004	2003	% Change**
Selling	$66.5	$51.1	30%	$194.3	$149.2	30%
% of net revenues	15%	14%		15%	15%

General and administrative	40.4	34.9	16%	120.5	91.2	32%
% of net revenues	9%	10%		9%	9%

Research and development	33.6	30.0	12%	104.7	75.5	39%
% of net revenues	8%	8%		8%	7%

Amortization	5.5	4.6	19%	16.4	14.4	14%
Restructuring	0.5	—	*	1.1	0.8	40%

Total operating expenses	$146.5	$120.6	21%	$437.0	$331.1	32%

*	Not meaningful
**	% change based on unrounded numbers

Selling expenses increased primarily due to increases in the sales forces and selling efforts related to the brand respiratory products we acquired in Europe in the fourth quarter of 2003 and acquisitions of businesses in Latin America in the second quarter of 2004. However, our selling expenses remained stable as a percentage of net revenues for the nine months ended September 30, 2004.

General and administrative expenses increased at a faster rate than our net revenues for the nine months ended September 30, 2004, primarily due to acquisitions of products and businesses, $6.5 million of start-up costs for two production facilities that had not begun production as of September 30, 2004, professional fees for due diligence associated with acquisition activities and for services related to Sarbanes-Oxley compliance and to a $6.6 million legal settlement that was received and reduced general and administrative expenses in the first three months of 2003.

The increase in research and development expenses for the three and nine months ended September 30, 2004, as compared to the prior year periods, was primarily attributable to an increase in various research and development projects and bio-study costs in North America and Europe. We expect our future level of research and development expenditures will depend on, among other things, the outcome of clinical testing of products under development, the timing and impact of patent challenges and litigation, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions, collaborative alliances and liquidity.

The restructuring costs incurred, consisting primarily of employee termination benefits, were primarily in our United Kingdom and Peruvian operations.

Other Income (Expense)

The composition of the change in other income (expense) for the three and nine months ended September 30, 2004, compared to 2003, was as follows (in millions):

	Three Months			Nine Months
	2004	2003	% Change*	2004	2003	% Change*
Interest income	$1.6	$0.9	77%	$3.9	$2.8	38%
Interest expense	(9.1)	(10.4)	12%	(40.3)	(32.3)	24%
Other income, net	4.5	3.9	14%	10.8	9.8	11%

Total other expense	$(3.0)	$(5.6)	45%	$(25.6)	$(19.7)	29%

*	% change based on unrounded numbers

The changes in interest expense were primarily due to our issuance on March 3, 2004, of $400.0 million of 1.5% Convertible Senior Notes and to the redemption on May 18, 2004, of our outstanding $249.0 million of 5.5% Convertible Senior Subordinated Notes. In the second quarter of 2004, we wrote off $8.5 million in redemption premium and debt issuance costs in connection with the redemption of the 5.5% Senior Notes. See Liquidity and Capital Resources for additional information related to the 1.5% Notes and use of proceeds from these notes and to the redemption of the 5.5% Senior Notes.

Other income, net increased $1.0 million for the nine months ended September 30, 2004, compared to the same period of the prior year. During the first nine months of 2004, we realized no gains on the repurchase of subordinated notes compared to $2.3 million of gains realized in the same period of the prior year. In addition, during the first nine months of 2004, we recorded $4.2 million of foreign currency gains compared to $4.0 million of foreign currency gains in the same period of the prior year. During the first nine months of 2004, we earned $10.6 million of royalty and other payments recorded as additional consideration for the 1997 sale of Elmiron® to Ortho-McNeil Pharmaceutical, Inc. compared to $9.0 million in the same period of the prior year.

Net Income

The change in our net income and earnings per share for the three and nine months ended September 30, 2004, compared to 2003, was as follows (in millions, except per share data):

	Three Months			Nine Months
	2004	2003	% Change**	2004	2003	% Change**
Income from:
Continuing operations	$44.4	$21.6	105%	$134.8	$69.7	93%
Discontinued operations	—	—	*	—	22.2	*

Net income	$44.4	$21.6	105%	$134.8	$91.9	47%

*	Not meaningful
**	% change based on unrounded numbers

	Three Months
	Basic Earnings		Diluted Earnings
	2004	2003	2004	2003
Earnings per common share:
Continuing operations	$0.18	$0.09	$0.17	$0.09
Discontinued operations	—	—	—	—

Net earnings	$0.18	$0.09	$0.17	$0.09

	Nine Months
	Basic Earnings		Diluted Earnings
	2004	2003	2004	2003
Earnings per common share:
Continuing operations	$0.54	$0.29	$0.53	$0.28
Discontinued operations	—	0.09	—	0.09

Net earnings	$0.54	$0.38	$0.53	$0.37

Our net revenues and gross profit benefited by $2.3 million, $1.5 million net of tax, for the three months ended September 30, 2004, and by $9.0 million, $5.7 million net of tax, for the nine months ended September 30, 2004, due to positive resolution of previously accrued potential service level claims (see Application of Critical Accounting Policies below for additional comments). In addition, our tax provision and net income for the three and nine months ended September 30, 2004, benefited by net changes of $4.2 million related to the merger of two of our Chilean subsidiaries and by $7.0 million due to reversal of tax reserves relating to prior years’ tax issues, partially offset by $2.8 million of additional valuation allowance recorded against a deferred tax asset in Europe (see Income Taxes below for additional information). The total impact of these changes increased net income by $9.9 million, or $0.04 per diluted share, for the three months ended September 30, 2004, and increased net income by $14.1 million, or $0.06 per diluted share, for the nine months ended September 30, 2004. During the three and nine months ended September 30, 2003, as a result of an improvement in our return and customer inventory experience our estimates of returns and other allowances and inventory obsolescence decreased resulting in increased net revenues of $10.2 million, reduced cost of sales of $2.5 million, increased net income of $7.9 million and increased diluted earnings per share by $0.03.

Foreign Currency

During the nine months ended September 30, 2004, sales by subsidiaries located outside the United States accounted for approximately 57% of our worldwide sales. The majority of these sales were denominated in currencies of the local country. As such, our reported profits and cash flows are exposed to changing currency exchange rates. If the United States dollar weakens relative to the foreign currency, the earnings generated in the foreign currency will, in effect, increase when converted into United States dollars and vice versa. As a result of exchange rate differences, net revenues increased by $48.4 million for the nine months ended September 30, 2004, as compared to the same period in the prior year.

Recently Issued and Proposed Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities an interpretation of ARB No. 51, which addresses consolidation by business enterprises of variable interest entities (“VIE’s”). During December 2003, the FASB revised FASB Interpretation No. 46, deferring the effective date of application for public companies to the first reporting period ended after March 15, 2004, except for disclosure requirements and VIE’s that are special-purpose entities. The impact of adoption was not significant.

On March 31, 2004, the FASB issued Proposed Statement of Financial Accounting Standards, Share-Based Payment, an amendment of FASB Statements No. 123 and 95, that would require share-based compensation arrangements with employees to be accounted for at fair market value. On October 13, 2004, the FASB concluded that the effective date for public companies is for reporting periods beginning after June 15, 2005. If this proposed statement is issued, our future reported earnings would be reduced by the amount of compensation expense that would be required to be recorded for stock options granted to employees and for stock purchased under our employee stock purchase plan, if not amended prior to the effective date of the new standard.

On July 19, 2004, the Emerging Issues Task Force (“Task Force”) of the FASB issued a draft abstract of Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share, and on September 30, 2004, reached a final consensus. The Task Force concluded that contingently convertible debt instruments should be included in diluted earnings per share computations (if dilutive) regardless of whether the market price trigger (or other contingent feature) has been met. This consensus is effective for reporting periods ending after December 15, 2004, and requires prior period earnings per share amounts presented for comparative purposes to be restated utilizing a transition method. The transition method agreed upon by the Task Force is a modified restatement approach that results in a company applying the consensus to the terms of the security at the adoption date. As such, if the terms of the security are changed prior to the adoption date, it is the changed terms to which the consensus is applied. We plan to adopt the consensus in the fourth quarter of 2004. Once this consensus is adopted, we expect that our reported diluted earnings per share for each of the three month periods ended March 31, 2004, and June 30, 2004, will be reduced by $0.01 per share and for the nine months ended September 30, 2004, will be reduced by $0.02 per share. We expect that our future diluted earnings per share will also be similarly reduced. However, due to rounding, we expect there will be no effect on earnings per share for the three month period ended September 30, 2004.

Liquidity and Capital Resources

Working capital was $774.0 million at September 30, 2004, compared to $509.2 million at December 31, 2003. Cash and cash equivalents were $299.2 million at September 30, 2004, compared to $146.9 million at December 31, 2003. Short-term marketable securities were $2.6 million at September 30, 2004, compared to $10.5 million at December 31, 2003.

Net cash of $87.0 million was provided by operating activities during the first nine months of 2004 compared to $71.8 million provided during the same period of the prior year. The increase in cash provided by operating activities was primarily due to an increase in net income and an increase in accounts payable, accrued expenses and other liabilities compared to decreasing amounts in the same period of the prior year primarily due to higher payments of income tax in the prior year. Our accounts receivable increased during 2004 as a result of new product launches primarily in North America, whereas, our accounts receivable decreased in the first nine months of 2003 due to increased cash collections. Our accounts receivable decreased at a rate greater than the decrease in sales from the second quarter of 2004 to the third quarter of 2004 primarily due to higher collections of accounts receivable in the third quarter of 2004. Our inventories increased at a rate greater than the increase in cost of sales from the fourth quarter of 2003 to the third quarter of 2004 primarily due to management’s desire to carry higher levels of inventories to reduce sales backlog and to improve service levels in filling customer orders, to a seasonal increase in the third quarter in preparation for the fourth quarter increase in cough and cold medicine sales and to a $14.2 million increase in pre-launch inventories. Our pre-launch inventories use operating cash and will not generate cash inflows unless such products receive regulatory approval and are launched prior to expiration or we find an alternative use for these inventories.

Net cash of $71.3 million was used by investing activities during the first nine months of 2004 compared to $23.1 million used by investing activities during the same period of the prior year. Our capital expenditures increased over the prior year primarily due to the acquisitions of a manufacturing facilities in the first and third quarters of 2004.

On June 1, 2004, we indirectly acquired from Recordati Industria Chimica e Farmaceutica S.p.A. (“Recordati”) approximately 0.5 million shares of Polfa Kutno, by purchasing the outstanding securities of KZFPK Holdings, Inc., a Delaware corporation, for approximately 2.2 million shares of our common stock, valued at $41.6 million. The shares purchased represent 24.99% of the total share capital in Polfa Kutno, a pharmaceutical company listed on the Warsaw Stock Exchange. On September 22, 2004, we submitted a prospectus to the Polish Securities and Exchange Commission (“PSEC”) to introduce to public trading shares of our common stock to be listed on the Warsaw Stock Exchange. The prospectus was approved by the PSEC on October 22, 2004. We intend to commence a share for share exchange offer in the fourth quarter of 2004, pursuant to which we will offer to acquire the remaining outstanding shares in Polfa Kutno in exchange for shares of our common stock. Assuming our exchange offer is successful, we would issue approximately 9.7 million shares of our common stock (assuming an exchange offer price of 340 Polish zlotys, or approximately $97.00, per share of Polfa Kutno and an IVAX Common Stock price of $14.00 per share). We have incurred acquisition and related costs of $4.3 million in connection with this transaction and the transaction with Recordati. Polfa Kutno markets and manufactures a wide variety of prescription and over-the-counter pharmaceutical products.

On June 2, 2004, we acquired Medco, a Peruvian pharmaceutical company, by purchasing the outstanding securities of Medco’s parent, Inversiones Catamarn S.A. – Inveran for 0.8 million shares of our common stock, valued at $15.9 million, and $0.1 million in cash. Medco develops, manufactures and sells branded over-the-counter and prescription products, as well as generic prescription pharmaceutical products in Peru.

On June 2, 2004, we indirectly acquired BTL, a Peruvian retail pharmacy company, by purchasing the outstanding securities of one of BTL’s parents, ASSA Investments S.A., and exercising an option to acquire the outstanding securities of the other parent, ASSA Inc., for $3.5 million in cash, net of cash acquired of $0.3 million, forgiveness of a note receivable previously held by us with a recorded value of $1.7 million and related costs of $2.2 million, of which $0.2 million is held in escrow. BTL operates a retail pharmacy chain in Peru.

Net cash of $140.2 million was provided by financing activities during the first nine months of 2004 compared to $27.8 million used during the same period of the prior year.

On March 3, 2004, we issued $400.0 million of our 1.5% Convertible Senior Notes due 2024 to certain qualified institutional buyers. After expenses we received net proceeds of approximately $390.5 million. Under certain circumstances, the 1.5% Notes are convertible, unless previously redeemed, into 41.85925 shares of our common stock per $1,000 of principal amount of the 1.5% Notes. This ratio results in a conversion price of approximately $23.89 per share. We may redeem the 1.5% Notes on or after March 1, 2011. Beginning with the nine-month period commencing on March 1, 2011, in addition to the stated interest of 1.5%, we will pay contingent interest of 0.36% of the market value of the 1.5% Notes if, during specified testing periods, the average trading price of the 1.5% Notes is 120% or more of the principal value. In addition, holders of the 1.5% Notes may require us to repurchase the notes at 100% of the principal amount on each of March 1, 2011, 2014, and 2019, and upon certain events.

The 1.5% Notes also contain a restricted convertibility feature that does not affect the conversion price of the notes but, instead, places restrictions on the holders’ ability to convert their notes into shares of our common stock. Holders may convert their notes into shares of our common stock prior to stated maturity under the following circumstances:

•	during any fiscal quarter (beginning with the quarter ended June 30, 2004) if the closing sale price of our common stock for at least 20 consecutive trading days in the 30 consecutive trading-day period ending on the last trading day of the immediately preceding fiscal quarter exceeds 120% of the conversion price on that 30th trading day;

•	during any five consecutive trading-day period immediately following any five consecutive trading-day period (the Note Measurement Period) in which the average market price for the notes during that Note Measurement Period was less than 95% of the average conversion value for the notes during such period; provided, however, that, beginning on March 1, 2019, holders may not convert their notes if the closing sale price of our common stock on the trading day immediately preceding the day on which the notes are surrendered for conversion is greater than 100% of the conversion price but equal to or less than 120% of the conversion price;

•	upon the occurrence of specified corporate transactions; or

•	if we have called the notes for redemption.

A portion of the net proceeds from this offering were used to redeem our outstanding 5.5% Convertible Senior Subordinated Notes and the remaining net proceeds have been and will be used for general corporate purposes, including acquisitions of, and investments in, products, technologies and companies, capital expenditures and working capital. On May 18, 2004, we redeemed our outstanding 5.5% Senior Notes in accordance with their terms at 102.357% of the aggregate principal amount outstanding of $249.0 million plus accrued interest. We paid $254.9 million in cash to redeem the notes and wrote off the redemption premium and debt issuance costs of $8.5 million in connection with the redemption. The 1.5% interest rate on the notes issued in March 2004 is 4% lower than the notes that were redeemed and will result in reduced interest expense in future periods.

As of September 30, 2004, we had approximately $36.5 million of non-cancelable raw material purchase obligations. A substantial portion of this material is for use in production of our gabapentin products. As noted below under Part II. Item 1. “Legal Proceedings,” in the event the court determines that we infringed a valid patent of Warner-Lambert’s in our sales of gabapentin, we would be prevented from further sales of gabapentin.

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

Income Taxes

We recognized a $17.1 million tax provision for the nine months ended September 30, 2004, of which $0.6 million related to foreign operations. The tax provision for the nine months ended September 30, 2004, was determined using our estimated annual effective tax rate, which was less than the United States statutory rate primarily due to lower tax rates applicable to certain of our foreign operations and to the tax benefits resulting from the October 1, 2004, merger of two of our Chilean subsidiaries. The tax benefit from the merger resulted from a step-up in the tax basis of the assets existing at the time of the merger, as permitted under local tax regulations. The tax benefit associated with the merger is estimated to be $29.9 million, net of a valuation allowance of $3.8 million. Using our annual effective tax rate methodology, $22.8 million was recognized in our tax provision for the nine months ended September 30, 2004, and the remaining $7.1 million will be recognized in the fourth quarter of 2004. This benefit was partially offset by $3.3 million of additional United States and foreign taxes arising from the payment of an intercompany dividend. We recorded a valuation allowance against the deferred tax asset for the amount of the tax benefit that would be realizable beyond five years, because we cannot reliably forecast beyond five years due to the political and economic uncertainties in Latin America. The $5.4 million net increase in our estimate of the tax benefit from the prior quarter (of which $4.2 million is reflected in the tax provision for nine months ended September 30, 2004) is due to a $2.9 million increase in the gross deferred tax asset, primarily from changes in foreign currency exchange rates, certain tax planning strategies that were implemented prior to the merger, and to a $5.7 million reduction of reserves due to finalization of our assessment of the probable settlement of various tax uncertainties that were identified, partially offset by the $3.3 million of additional taxes arising from the intercompany dividend.

Also included in the quarter and year-to-date results is a net tax benefit of $4.2 million resulting from the reversal of tax reserves in the amount of $7.0 million relating to prior years’ tax issues at two of our European subsidiaries, partially offset by $2.8 million of additional valuation allowance recorded against the deferred tax asset at another European subsidiary due to insufficient positive evidence that the deferred tax asset will be realized.

Payment of the current tax provision for the year ending December 31, 2004, will be reduced by $5.1 million for domestic operations and $0.6 million for foreign operations, representing the incremental impact of compensation expense deductions associated with non-qualified stock options exercised during the first nine months of 2004.

As of September 30, 2004, domestic net deferred tax assets totaled $94.8 million and aggregate foreign net deferred tax assets totaled $28.3 million. The expected deferred tax benefit of $9.2 million related to year-to-date losses of foreign subsidiaries has been fully reserved through establishment of a valuation allowance. On a cumulative basis, $40.8 million of tax benefit from net operating loss carryovers has been fully reserved through a valuation allowance. Realization of the net deferred tax assets is dependent upon generating sufficient future domestic and foreign taxable income. Although realization is not assured, we believe it is more likely than not that the net deferred tax assets will be realized. Our estimates of future taxable income are subject to revision due to, among other things, regulatory and competitive factors affecting the pharmaceutical industries in the markets in which we operate. Such factors are further discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2003.

On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law. Management is currently evaluating the potential impact of the new provisions on our tax position, particularly the new deduction for domestic production activities and the one-time opportunity to repatriate foreign earnings at a significantly reduced tax rate.

Application of Critical Accounting Policies

Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2003, which were prepared in accordance with accounting principles generally accepted in the United States of America. Included within these policies are certain policies which contain critical accounting estimates and, therefore, have been deemed to be “critical accounting policies.” Critical accounting estimates are those which require management to make assumptions about matters that were uncertain at the time the estimate was made and for which the use of different estimates, which reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur from period to period, could have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. Our net revenues and gross profit benefited by $2.3 million, $1.5 million net of tax, for the three months ended September 30, 2004, and by $9.0 million, $5.7 million net of tax, for the nine months ended September 30, 2004, due to positive resolution of potential service level claims. The potential service level claims related to contractual penalties payable in the event we were unable to fulfill specific purchase orders within defined parameters. Service level penalty amounts were accrued based on our interpretation of the contracts and claims history. These amounts were reversed following a determination that the amounts were not owed based upon agreements with the customers. In addition, our tax provision and net income for the three and nine months ended September 30, 2004, benefited by net changes of $4.2 million related to the merger of two of our Chilean subsidiaries and by $7.0 million due to reversal of tax reserves relating to prior years’ tax issues, partially offset by $2.8 million of additional valuation allowance recorded against a deferred tax asset in Europe. The total impact of these changes increased net income by $9.9 million, or $0.04 per diluted share, for the three months ended September 30, 2004, and increased net income by $14.1 million, or $0.06 per diluted share, for the nine months ended September 30, 2004. During the three and nine months ended September 30, 2003, as a result of an improvement in our return and customer inventory experience, our estimates of returns and other allowances and inventory obsolescence decreased resulting in increased net revenues of $10.2 million, reduced cost of sales of $2.5 million, increased net income of $7.9 million and increased diluted earnings per share by $0.03. We have identified the following to be our critical accounting policies, estimates or assumptions: the determination of revenue provisions; our expectation that pre-launch inventory will be approved and/or be launched in the near future; the determination of impairment of goodwill and intangibles; and the impact of existing legal matters.

Revenue Provisions

Revenue is recognized when title to our products and the risks and rewards of ownership pass to our customers and when provisions for revenue dilution estimates, including chargebacks, returns, shelf stock adjustments, discounts, promotional allowances, rebates, reimbursements relating to Medicaid and Medicare and other allowances are reasonably determinable. Accruals for these provisions are presented in the Consolidated Financial Statements as reductions to “Accounts receivable” and within “Other current liabilities.” Accounts receivable are presented net of allowances relating to these provisions, which were $179.7 million at September 30, 2004, and $136.5 million at December 31, 2003. In addition, other current liabilities include $130.2 million at September 30, 2004, and $110.1 million at December 31, 2003, for revenue dilution estimates. Our policy regarding sales to customers is that we do not recognize revenue from, or the cost of, such sales where we believe the customer has more than a demonstrably reasonable level of inventory. We make this assessment based on historical demand, purchases and estimated inventory levels.

We estimate allowances for revenue dilution items using a combination of information received from third parties, including market data, inventory reports from our major U.S. wholesale customers, historical information and analysis that we perform. The key assumptions used to arrive at our best estimate of revenue dilution reserves are our estimate of inventories that are on-hand in our distribution channels, our estimate of future price declines and our estimate of potential returns. The same basic set of factors is considered in each analysis that we perform. The factors we use are estimated customer inventory levels, contractual prices and related terms, the number of other competing generic equivalents that are expected in the market, the expected size of the market and any expected trends regarding market growth or contraction. Our estimates of inventory at wholesale customers and in the distribution channels are subject to inherent limitations of estimates that rely on third-party data, as certain third-party information may itself rely on estimates, and reflect other limitations. Provisions for estimated rebates and other allowances, such as discounts, promotional and other credits are estimated based on historical payment experience, historical relationship to revenues, estimated customer inventory levels and contract terms. We believe that such provisions are determinable due to the limited number of assumptions involved and the consistency of historical experience. Provisions for chargebacks, returns and shelf stock adjustments involve more subjective judgments and are more complex in nature. These provisions are discussed in further detail below.

Chargebacks - The provision for chargebacks is a significant and complex estimate used in the recognition of revenue. We market products directly to wholesalers, distributors, retail pharmacy chains, independent pharmacies, mail order pharmacies and group purchasing organizations. We also market products indirectly to independent pharmacies, managed care organizations, hospitals, nursing homes and pharmacy benefit management companies, collectively referred to as “indirect customers.” We enter into agreements with indirect customers to establish contract pricing for certain products. The indirect customers then select a wholesaler from which to actually purchase the products at these contracted prices. Alternatively, certain wholesalers may enter into agreements with indirect customers, which establish contract pricing for certain products, which the wholesalers provide. Under either arrangement, we will provide credit to the wholesaler for any difference between the contracted price with the indirect party and the wholesaler’s invoice price. Such credit is called a chargeback. The provision for chargebacks is based on our historical chargeback experience and estimated wholesaler inventory levels, as well as expected sell-through levels by our wholesale customers to indirect customers. Our estimates of inventory at wholesale customers and in the distribution channels are subject to inherent limitations of estimates that rely on third-party data, as certain third-party information may itself rely on estimates, and reflect other limitations. We continually monitor our provision for chargebacks and make adjustments when we believe that actual chargebacks may differ from established reserves.

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

Shelf Stock Adjustments - Shelf stock adjustments are credits issued to reflect decreases in the selling prices of our products and are based upon our estimates of the amount of product that our customers have remaining in their inventories at the time of the anticipated price reduction. Decreases in our selling prices are discretionary decisions we make to reflect market conditions. We have contractual agreements with many of our customers which require that we grant these customers inventory credit following a price decrease. In other cases, the determination to grant a credit to a customer following a price decrease is at our discretion. These credits allow customers with established inventories to compete with those buying product at the current market price, and allow us to maintain shelf space, market share and customer loyalty. Amounts recorded for estimated shelf stock adjustments are based upon specified terms with certain customers, estimated launch dates of competing products, estimated declines in market price and estimates of inventory held by the customer. These estimates are subject to inherent limitations of estimates that rely on third-party data, as certain third-party information may itself rely on estimates, and reflect other limitations. We regularly monitor these and other factors and evaluate our reserves and estimates as additional information becomes available.

Pre-launch Inventory

We have made, are in the process of making and/or will scale-up and make commercial quantities of certain of our product candidates prior to the date we anticipate that such products will receive final FDA or foreign governmental marketing approval and/or satisfactory resolution of patent infringement litigation involving them (i.e., pre-launch inventories). The scale-up and commercial production of pre-launch inventories involves the risk that such products may not be approved for marketing by the governmental agencies on a timely basis, or ever, and/or that the outcome of related litigation may not be satisfactory. This risk notwithstanding, we plan to continue to scale-up and build pre-launch inventories of certain products that have not yet received final governmental approval and/or satisfactory resolution of patent infringement litigation when we believe that such action is appropriate in relation to the commercial value of the product launch opportunity. As of September 30, 2004, we had approximately $39.0 million of inventories, primarily raw materials, related to certain products pending final approval and/or satisfactory resolution of litigation. Approximately 37% of our pre-launch inventory represents inventory for which the brand product’s patent protection has expired and we are awaiting regulatory approval to sell our generic equivalent.

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

Impairment of goodwill and indefinite-lived intangibles is determined to exist when the fair value is less than the carrying value of the assets being tested. Impairment of definite-lived intangibles is determined to exist when undiscounted cash flows related to the assets are less than the carrying value of the assets. Because the process of testing for impairment involves management making estimates with respect to future sales volumes, pricing, new product launches, anticipated cost environment and overall market conditions and because these estimates form the basis for the determination of whether or not an impairment charge should be recorded, these estimates are considered to be critical accounting estimates. As of September 30, 2004, we determined through our estimates that no impairment of goodwill or intangible assets existed. We are continuing to monitor the intangibles related to our operations in France as competition in the generic pharmaceutical environment in this region remains strong and we continue to incur operating losses. Additionally, we are monitoring our Nasarel asset as patents related to competitive brand products expire, new generic products are introduced and products are transitioned to over-the-counter, all of which could have an adverse impact on revenues and gross profit related to this product. We will continue to assess the carrying value of our goodwill and intangible assets in accordance with applicable accounting guidance.

Legal Matters

Legal charges are recorded for the costs anticipated to be incurred in connection with litigation and claims against us when we can reasonably estimate these costs. We intend to vigorously defend each of the lawsuits described in Note 14, Commitments and Contingencies, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2003, and in the Notes to Consolidated Financial Statements included in this Form 10-Q, but their respective outcomes cannot be predicted. Because of the subjective nature inherent in assessing the outcome of litigation and because of the potential that an adverse outcome in a legal proceeding could have a material impact on our financial position or results of operations, such estimates are considered to be critical accounting estimates. Any of such lawsuits or investigations, if determined adversely to us, could have a material adverse effect on our financial position and results of operations. Our ultimate liability with respect to any of these proceedings is not presently determinable.

We are involved in various other legal proceedings arising in the ordinary course of business, some of which involve substantial amounts. In order to obtain brand equivalent approvals prior to the expiration of patents on branded products, and to benefit from the exclusivity allowed to Abbreviated New Drug Application applicants that successfully challenge these patents, we frequently become involved in patent infringement litigation brought by branded pharmaceutical companies. Although these lawsuits generally involve products that are not yet marketed and therefore pose little or no risk of liability for damages, the legal fees and costs incurred in defending such litigation can be substantial. While it is not feasible to predict or determine the outcome or the total cost of these proceedings, in our opinion, based on a review with legal counsel, any losses resulting from such legal proceedings will not have a material adverse impact on our financial position or results of operations.

Disclosure Regarding Forward-Looking Statements

We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from any forward-looking statement which may have been deemed to have been made in this report or which are otherwise made by us or on our behalf. For this purpose any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” “continue” or “pursue,” or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Forward-looking statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among other things:

•	that a significant portion of net sales are made to major pharmaceutical and health care products distributors and major retail chains in the United States. Consequently, net sales and quarterly growth comparisons may be affected by fluctuations in the buying patterns of major distributors, retail chains and other trade buyers. These fluctuations may result from seasonality, pricing, wholesaler buying decisions or other factors;

•	that we may experience increased pricing pressures both in the United States and abroad from managed care organizations, institutions and government agencies and programs. In the United States, among other developments, consolidation among customers may increase pricing pressures and may result in various customers having greater influence over prescription decisions through formulary decisions and other policies;

•	our ability to reduce our backlog and manufacture, obtain and maintain a sufficient supply of products to meet market demand, retain our customers and meet contractual deadlines and terms;

•	that we may increase sales and marketing costs and research spending above current levels;

•	our ability to obtain and maintain FDA approval of our manufacturing facilities, the failure of which could result in production stoppage or delays;

•	the outcome and timing of any pending or future litigation or investigation (including patent litigation, AWP investigations, and the United Kingdom National Health Service claims), and the cost, expenses and possible diversion of management’s time and attention arising from such litigation or investigation;

•	difficulties in product development and uncertainties related to the timing or outcome of product development;

•	the availability on commercially reasonable terms of raw materials and other third-party sourced products;

•	our dependence on sole or limited source suppliers and the risk associated with a production interruption or shipment delays at such suppliers;

•	our ability to replace or renew license fees, royalties and development service fees as the related agreements expire or are terminated;

•	our ability to renew contracts with customers;

•	that many of the major pharmaceutical distributors have experienced downturns and financial constraints which could impact both our sales and the collectibility of our receivables and cause greater consolidation among our customers;

•	difficulties in complying with governmental regulations;

•	difficulties or delays in manufacturing products;

•	efficacy or safety concerns with respect to marketed products, whether or not scientifically justified, leading to recalls, withdrawals or declining sales;

•	our ability to obtain approval from the FDA to market new pharmaceutical products;

•	the acceptance of new products by the medical community as effective as alternative forms of treatment for indicated conditions;

•	the impact of new regulations or court decisions or actions by our competitors regarding the protection of patents and the exclusivity period for the marketing of branded drugs;

•	our ability to use inventory and raw materials in the manner initially intended or to find alternative uses, to the extent the inventory and raw materials relate to products pending final approval or satisfactory resolution of litigation, if such approval or resolution is not obtained;

•	the impact of the adoption of certain accounting standards;

•	our success in acquiring or licensing proprietary technologies that are necessary for our product development activities;

•	the impact of political and economic instability in the countries in which we operate, particularly Venezuela and other Latin American countries;

•	our successful compliance with extensive, costly, complex and evolving governmental regulations and restrictions;

•	the use of estimates in the preparation of our financial statements and the possibility that those assumptions may prove to be incorrect, incomplete or may change;

•	our reliance on third-party data for many of our significant estimates;

•	our ability to document and test our internal control systems and procedures and implement any improvements that may be necessary in order for us to comply with the requirements of the Sarbanes-Oxley Act of 2002 Section 404 by the end of 2004, the failure of which would result in an adverse report on the adequacy of our internal controls from our chief executive officer, chief financial officer or independent public accounting firm or delay the filing of our annual report;

•	our ability to identify potential acquisitions and to successfully acquire and integrate such operations or products;

•	our ability to successfully compete in both the branded and generic pharmaceutical sectors;

•	trade buying patterns;

•	trends toward managed care and health care cost containment;

•	possible United States legislation or regulatory action affecting, among other things, pharmaceutical pricing and reimbursement, including Medicaid and Medicare;

•	interest rate and foreign currency exchange rate fluctuation; and

•	other risks and uncertainties detailed herein and from time to time in our Securities and Exchange Commission filings.

The information in this Form 10-Q is as of September 30, 2004, or, where clearly indicated, as of the date of this filing. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. We also may make additional disclosures in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we may file from time to time with the Securities and Exchange Commission. Please also note that we provide a cautionary discussion of risks and uncertainties under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2003. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here could also adversely affect us.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

In the normal course of doing business we are exposed to the risks associated with foreign currency exchange rates and changes in interest rates.

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

Our derivative activities, which primarily consist of foreign exchange forward contracts, are initiated primarily to hedge forecasted cash flows that are exposed to foreign currency risk. The foreign exchange forward contracts generally require us to exchange local currencies for foreign currencies based on pre-established exchange rates at the contracts’ maturity dates. If the counter-parties to the exchange contracts do not fulfill their obligations to deliver the contracted currencies, we could be at risk for currency related fluctuations. We enter into these contracts with counter-parties that we believe to be creditworthy and do not enter into any leveraged derivative transactions. As of September 30, 2004, we had $14.0 million in foreign exchange forward contracts outstanding to sell Pounds Sterling for Euros, primarily to hedge Euro-based operating cash flows. If Pounds Sterling were to strengthen by 5% in relation to the Euro, our hedged foreign currency cash-flows expense would increase by $0.7 million, offset by a gain of $0.7 million on the derivative contracts, with a net effect of zero. As exchange rates change, gains and losses on these contracts are generated based on the change in the exchange rates that are recognized in the consolidated statement of operations at maturity, and offset the impact of the change in exchange rates on the foreign currency cash flows that are hedged.

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

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

Legal proceedings involving the Company are described in our Annual Report on Form 10-K for the year ended December 31, 2003, and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, together referred to as the “Reports” in this Legal Proceedings Item. Unless specifically indicated below, matters described in the Reports are still pending. The following discussion should be read together with the Reports. It covers material developments to previously reported proceedings and new legal proceedings involving the Company that arose since the August 9, 2004, filing date of the 2004 second quarter Form 10-Q.

United Kingdom Serious Fraud Office Investigation and Related Litigation

With respect to the suit filed in July 2004 relating to the sale and supply of ranitidine, Appendix 3 to the Particulars of Claim was served on October 28, 2004, in which the Claimants seek damages against all of the defendants in the approximate amount of 69.3 million Pounds Sterling (approximately $125.5 million at the September 30, 2004, currency exchange rate), plus interest and costs.

Average Wholesale Price Litigation

On November 1, 2004, the plaintiff in State of Wisconsin v. Amgen Inc., et al. filed a First Amended Complaint in Dane County, Wisconsin Circuit Court. The case against 21 pharmaceutical companies relates to average wholesale price reporting, discounts and rebates. The Amended Complaint adds us and IVAX Pharmaceuticals, Inc. (“IPI”) as defendants. To date, neither entity has been served. The Amended Complaint alleges claims for violations of Wisconsin law, including claims for deceptive sales practices, deceptive pricing, secret discounts in violation of antitrust law, medical assistance fraud, and unjust enrichment. The plaintiff seeks damages, treble damages, forfeiture, restitution, disgorgement of profits, attorneys’ fees and costs, and other unspecified relief on behalf of the State of Wisconsin, its citizens, and Wisconsin organizations that pay for prescription drugs. We intend to vigorously defend ourselves in this matter and against these allegations.

On October 27, 2004, the Court in County of Suffolk v. Abbott Laboratories, Inc. issued a memorandum and order granting the motion to dismiss us and IPI.

Terazosin Litigation

The court in Louisiana Wholesale issued a ruling de-certifying the class. On remand and following class discovery, the court entered an order on June 23, 2004, denying the direct purchaser plaintiffs’ renewed motion for class certification and in light of these orders, on August 31, 2004, we elected to terminate the Settlement Agreement and requested the return of the settlement payment less notice and Settlement Fund administrative fees.

Fen-Phen Litigation

As of September 1, 2004, claims made against us for the first time may not be afforded insurance coverage.

Environmental Related Proceedings

On November 8, 2004, API Industries, Inc. (“API”) received the EPA’s approval of the SWMU Plan Revision 3.0 dated November 2, 2004. API will now engage in the necessary efforts to conduct the actions delineated in the referenced approved plan.

Patent Litigation

IPI filed ANDA’s under paragraph IV of Hatch-Waxman Act to market and sell various strengths of generic gabapentin capsules and tablets, a product marketed by Warner-Lambert under the trademark Neurontin®. As a result of the filing of these ANDAs, Warner Lambert Company, Pfizer and Godecke Aktiengesellschaft filed three separate suits against us and our affiliates for patent infringement. These three consolidated actions are now pending in the United States District Court for the District of New Jersey. Civil Action No. 00-6073 was filed December 14, 2000, Civil Action No. 01-0193 was filed January 12, 2001 and Civil Action No. 01-1537 was filed February 3, 2001. The three suits have been consolidated in a multidistrict litigation in the District of New Jersey with several other cases brought by plaintiffs against other companies seeking to market generic gabapentin. We, along with the other defendants in the consolidated actions, moved for summary judgment of non-infringement and invalidity of Warner-Lambert’s patents on various grounds. Oral argument on these motions is scheduled for November 18-19, 2004. In August 2004, based on our decision to begin commercial sales of non-AB-rated gabapentin tablets, Warner-Lambert sought a temporary restraining order and a preliminary injunction in an effort to prevent us from doing so. Warner-Lambert’s request was denied, and we commenced commercial sale of our non-AB-rated gabapentin tablets on August 18, 2004. We also intend to commence commercial sales of the AB-rated gabapentin capsules and tablets upon expiration of applicable Hatch-Waxman exclusivity periods. While we expect to be successful in our defense, in the event the court determines that we infringed a valid patent of Warner-Lambert’s in our sales of gabapentin, it will result in an injunction against us preventing further sales and substantial damages which could exceed our profit or selling price for these products

Item 4 – Submission of Matters to a Vote of Security Holders

Our annual meeting of shareholders was held on July 15, 2004. The following is a summary of the matters voted on at that meeting:

The shareholders elected twelve Directors, constituting the entire Board of Directors, to serve until the next annual meeting of shareholders and until their respective successors are duly elected and qualified. The persons elected to our Board of Directors and the number of votes cast for and withheld/against each nominee for director were as follows:

Director	For	Withheld/Against
Betty G. Amos	168,782,821	13,667,534
Mark Andrews	167,789,147	14,661,208
Ernst Biekert, Ph.D.	166,809,886	15,640,469
Paul L. Cejas	175,633,320	6,817,035
Jack Fishman, Ph.D.	139,464,048	42,986,307
Neil Flanzraich	168,711,268	13,739,087
Phillip Frost, M.D.	168,826,115	13,624,240
Bruce W. Greer	175,585,612	6,864,743
Jane Hsiao, Ph.D.	168,694,629	13,755,726
David A. Lieberman	165,994,993	16,455,362
Richard C. Pfenniger, Jr.	137,344,653	45,105,702
Bertram Pitt, M.D.	166,896,750	15,553,605

At the meeting, the vote on Approval of the 2004 Incentive Compensation Plan was as follows:

	For	Against	Abstain
2004 Incentive Compensation Plan	95,540,423	43,227,346	390,531

Item 6 - Exhibits

Exhibits

3.1	Articles of Amendment to Articles of Incorporation effective August 24, 2004.	Filed herewith.
10.1	Restated Second Amendment to Employment Agreement between IVAX Corporation and Dr. Rafick G. Henein effective October 29, 2004.	Filed herewith.
10.2	Form of Stock Option Agreement.	Filed herewith.
10.3	Form of Stock Option Agreement (Director Version).	Filed herewith.
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a).	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a).	Filed herewith.
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IVAX Corporation

Date: November 9, 2004	By:	/s/ Thomas E. Beier
Thomas E. Beier
Senior Vice President-Finance
Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
3.1	Articles of Amendment to Articles of Incorporation effective August 24, 2004.

10.1	Restated Second Amendment to Employment Agreement between IVAX Corporation and Dr. Rafick G. Henein effective October 29, 2004.

10.2	Form of Stock Option Agreement.

10.3	Form of Stock Option Agreement (Director Version).

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a).

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.