Form 10-K
period 2004-12-31
IVAX CORP
filed 2005-03-16
CIK 772197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004	Commission File Number 1-09623

IVAX CORPORATION

Incorporated under the laws of the	I.R.S. Employer Identification Number
State of Florida	16-1003559

4400 Biscayne Boulevard, Miami, Florida 33137
305-575-6000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT

Title of each class	Name of each exchange
on which registered
Common Stock, Par Value $.10	American Stock Exchange
London Stock Exchange
Warsaw Stock Exchange

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☑ No ☐

     As of February 28, 2005, there were 261,045,330 shares of Common Stock outstanding.

     The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2004, was approximately $3.8 billion, based on the price at which the equity stock was last sold on the American Stock Exchange on such date of $19.19 per share. Solely for the purpose of this calculation, shares held by directors, executive officers and 10% shareholders of the registrant as of such date have been excluded.

DOCUMENTS INCORPORATED BY REFERENCE:

     Information required by Part III is incorporated by reference to portions of the Registrant’s Proxy Statement for the 2005 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission by April 29, 2005.

IVAX CORPORATION

Annual Report on Form 10-K
for the year ended December 31, 2004

Easi-BreatheTM and AirmaxTM are trademarks of IVAX Corporation and its subsidiaries. All rights reserved. QVAR® is currently a registered trademark of 3M through its subsidiary, Riker Laboratories, Inc.

PART I

Item 1. Business

Business

Overview

     We are a multinational company engaged in the research, development, manufacture and marketing of pharmaceutical products.

     We manufacture and/or market several brand name pharmaceutical products and a wide variety of brand equivalent and over-the-counter pharmaceutical products, primarily in the United States, Europe and Latin America. We also have subsidiaries located throughout the world, some of which are among the leading pharmaceutical companies in their markets. We maintain manufacturing operations in Argentina, Chile, the Czech Republic, Germany, Ireland, Italy, Mexico, Peru, Poland, Puerto Rico, the United Kingdom, the United States, the U.S. Virgin Islands and Venezuela. We conduct our research and development programs in Chile, the Czech Republic, Hungary, India, Ireland, Peru, Poland, Puerto Rico, the United Kingdom and the United States. We also have marketing and sales operations in Azerbaijan, Belgium, Bulgaria, China, Costa Rica, Croatia, the Czech Republic, Denmark, the Dominican Republic, El Salvador, Estonia, Finland, France, Germany, Guatemala, Honduras, Hong Kong, Ireland, Kazakhstan, Latvia, Lithuania, The Netherlands, Nicaragua, Norway, Panama, Peru, Poland, Portugal, Romania, Russia, the Slovak Republic, Sweden, Switzerland, Taiwan, Ukraine, Uruguay and Uzbekistan and market our products through distributors or joint ventures in other foreign markets.

Growth Strategies

     We expect our future growth to come from:

•	discovering, developing and/or acquiring new proprietary products;

•	developing, licensing and/or marketing selected brand equivalent pharmaceuticals;

•	leveraging proprietary technology and development strengths in the respiratory and oncology areas;

•	pursuing complementary, accretive or strategic acquisitions; and

•	strategically expanding sales and distribution of our proprietary and branded products as well as our brand equivalent pharmaceutical products.

Discovery, Development and/or Acquisition of New Proprietary Products

     We expect that new proprietary products that we discover, develop and/or acquire will provide a cornerstone for our future growth.

     Among the proprietary compounds we have in development that have either entered or that we expect to enter clinical trials in the near future are:

•	Xorane™, an oral form of paclitaxel;

•	a compound for the treatment of multiple sclerosis and epilepsy;

•	a compound for the treatment of inflammation disorders;

•	a compound for the treatment of recurrent glioblastoma; and

•	one or more of the soft steroids that we are developing for bronchial asthma, allergic rhinitis, dermatology and gastrointestinal indications in both humans and companion animals.

     We also have other new compounds in earlier stages of development that are being designed to treat neurological disorders.

Developing Licensing and/or Marketing Selected Brand Equivalent Pharmaceuticals

     In addition to seeking to develop new proprietary products, we also seek to develop, license and/or market selected brand equivalent pharmaceuticals that no longer enjoy patent protection or that have patents, which we believe our products do not infringe. We seek to develop brand equivalent pharmaceutical products that possess characteristics that we believe could make it difficult for our competitors to develop competing products. Developing selected brand equivalent pharmaceutical products generally involves more time and resources than developing common brand equivalent pharmaceutical products. The characteristics of the selected brand equivalent pharmaceutical products we pursue may include one or more of the following:

•	those requiring specialized manufacturing capabilities;

•	those where sourcing the raw material may be difficult;

•	those with complex formulation or development characteristics;

•	those with significant sales potential;

•	those that must overcome unusual regulatory or legal challenges; or

•	those that confront difficult sales and marketing challenges.

     We believe that products with some or all of these characteristics may face limited brand equivalent competition and may produce higher profits for a longer period of time than products without these characteristics.

Leverage Proprietary Technology and Development Strengths

     We believe we possess significant proprietary technology and development strengths in the areas of respiratory diseases and oncology, including:

•	our experience in the development and commercialization of oncology drug products;

•	our patented inhalation technology and our expertise in developing and commercializing respiratory drug products; and

•	our expertise in developing and commercializing respiratory drug products.

     In the respiratory area, we were the first company to obtain approvals of formulations of certain drugs that did not contain chlorofluorocarbon (CFC). We are also developing several of our products using dry-powder formulations, including CFC-free beclomethasone and albuterol. We intend to continue to leverage our proprietary technology and development strengths in these fields to develop a portfolio of pharmaceutical products.

Pursue Complementary, Accretive or Strategic Acquisitions

     Acquisitions have in the past helped build our company, and we expect to use carefully selected acquisitions to continue to drive our growth. We primarily intend to pursue acquisitions that we believe will complement our existing businesses or provide new product and market opportunities, as well as leverage our existing assets. In assessing strategic opportunities, we will consider whether we expect the acquisition to:

•	be accretive to our earnings;

•	allow us to leverage our expertise in our areas of therapeutic focus by adding new products or product development capabilities;

•	offer geographic expansion opportunities; and

•	allow us to penetrate further our existing markets.

     In the past five years, we have completed acquisitions of pharmaceutical companies and facilities in Argentina, Chile, Mexico, Peru, Poland and Venezuela, which complement our existing operations and continue the expansion of our European and Latin American operations. Our future plans include the acquisition of additional manufacturing and distribution capabilities in Asia, Europe and Latin America.

     In addition to business acquisitions, we intend to continue to actively pursue strategic product acquisitions and other collaborative arrangements.

Strategically Expand Sales and Distribution of Our Products

     We intend to continue to strategically expand the sales and distribution of our products. We are developing sales capabilities in various European countries to market respiratory products. In 2000, we began marketing proprietary products through our subsidiaries in the United States and in Central and Eastern Europe. In 2003, we purchased 3M’s branded respiratory products business, including related marketing and sales people in nine European countries adding over 200 sales professionals to our sales capabilities. In December 2004, we acquired a leading Polish pharmaceutical company with over 200 sales representatives, which we intend to use as a springboard for significant expansion of our activities in the region.

     In Asia, we believe that we can complement the operations of our subsidiaries IVAX Asia Limited, IVAX India PVT Limited and IVAX Pharmaceutical (Beijing) Co. Ltd., and our Kunming Baker Norton joint venture company, by establishing additional joint ventures and selectively establishing distribution channels for our major products.

     At the same time, we are attempting to further integrate operations and are continuously seeking to identify and implement cross-marketing and distribution opportunities that may exist among our various subsidiaries. For example, our Czech Republic subsidiary is a large producer of bulk and final dosage form cyclosporin, a drug used to prevent rejection in organ transplant recipients. Cyclosporin is also used in conjunction with our Xorane™ product.

Pharmaceutical Business

Current Proprietary and Branded Products

     Through our subsidiaries, we market a number of proprietary and brand name products treating a variety of conditions throughout the world. These products are marketed by our direct sales forces to physicians, pharmacies, hospitals, managed health care organizations and government agencies.

     We believe that we have substantial expertise in the development, manufacture and marketing of respiratory drugs, primarily for bronchial asthma, delivered by metered-dose and dry powder inhalers. Our subsidiary in the United Kingdom, Norton Healthcare Limited, trading as IVAX Pharmaceuticals UK, is the third largest respiratory company in that market based on IMS sales data for 2004. At the core of our respiratory franchise are our advanced delivery systems, which include a patented breath-operated inhaler called BREATHMATIC™ in the United States and Easi-Breathe™ in other countries and a patented dry powder inhaler, as well as conventional metered-dose inhalers.

     BREATHMATIC™/Easi-Breathe™. We hold patents on our breath-operated inhaler, which is designed to overcome the difficulty many users experience with conventional metered-dose inhalers in coordinating inhalation with the emission of the medication. Our breath-operated inhaler emits the medication automatically in one step upon inhalation, minimizing coordination problems. We market Easi-Breathe™ through our subsidiaries in the Czech Republic, France, Ireland, Mexico, Poland, Russia, the Slovak Republic and the United Kingdom and through distributors in Africa, Asia, Cyprus and Germany.

     In October 2001, we acquired from Elan Corporation the United States rights to the intranasal steroid brand product, Nasarel®, for the treatment of allergic rhinitis. In March 2002, we also acquired from the Roche Group the rights to the same intranasal steroid products, which are marketed under a number of trademarks in Belgium, Canada, the Czech Republic, France, Ireland, The Netherlands, Norway and the United Kingdom.

     In April 2002, we entered into an exclusive United States agreement with Minnesota Mining and Manufacturing Company, also known as 3M, related to the QVAR® brand (beclomethasone dipropionate) inhalation aerosol, an inhaled corticosteroid prescribed to treat chronic bronchial asthma. QVAR® is a novel metered-dose inhaler that delivers asthma medicine via a non-ozone depleting hydrofluoroalkane (HFA) aerosol rather than conventional CFC propellant. Under the terms of the agreement, we have obtained exclusive United States rights to the QVAR® product as well as a non-exclusive worldwide license to certain 3M patents covering HFA formulations of various asthma drugs. In addition, in 2007, we can exercise an option to obtain ownership of the United States QVAR® trademark, as well as related patents and the New Drug Application, also known as an NDA. QVAR® is currently a registered trademark of 3M through its subsidiary, Riker Laboratories, Inc. 3M manufactures the QVAR® product for us under a long-term contract.

     In October 2003, we purchased 3M’s branded respiratory products business in Europe, which included QVAR® and Airomir® in Autohaler® and standard metered dose inhalers and over 200 marketing and sales representatives in nine European countries.

New Proprietary and Branded Products Under Development

     We are committed to the cost-effective development of proprietary pharmaceuticals directed primarily towards indications we believe have relatively large patient populations or for which we believe limited or inadequate treatments are available. We seek to accelerate product development and commercialization by in-licensing compounds, especially after clinical testing has begun, and by developing new dosage forms of existing products or new therapeutic indications for existing products. We intend to emphasize the development of drug products in the neurologic, oncology and respiratory fields and have a variety of proprietary pharmaceuticals in varying stages of development.

     Inhalation Products. In light of international agreements calling for the eventual phase-out of CFC, we have developed CFC-free inhalation aerosol products, including CFC-free beclomethasone and albuterol, using HFA propellants. We are also developing several of our products using dry powder formulations. Beclomethasone and albuterol are two of the most widely prescribed products for bronchial asthma.

     We received approval to market CFC-free beclomethasone in Ireland and France in 1997 in our standard metered-dose inhaler and our breath-operated inhaler, the first such approvals for any company anywhere in the world. We have received approval to market CFC-free beclomethasone in our standard metered-dose inhaler in numerous countries, including Argentina, Belgium, Chile, the Czech Republic, Finland, Hong Kong, Italy, Japan, Germany, Mexico, Peru, Portugal, Spain and Venezuela. We have received approval to market CFC-free beclomethasone in our breath-operated inhaler in numerous countries, including Argentina, Belgium, Chile, the Czech Republic, Luxembourg, Mexico, Peru, Poland, Portugal and Spain. We received approval in September 2004 to market QVAR® in our breath-operated inhaler in the United Kingdom.

     In April 2000, we received approval to market CFC-free albuterol in the United Kingdom in our standard metered-dose inhaler and our Easi-Breathe™ inhaler. In October 2001, these approvals were used as the basis for obtaining approvals of these two products in other countries, including Argentina, Belgium, the Czech Republic, Denmark, Germany, Ireland, Luxembourg, Mexico, Norway, Peru and Spain. We have also received approval for CFC-free albuterol in our Easi-Breathe™ inhaler in numerous countries, including Holland, Hong Kong and Poland. In October 2004, we received approval to market CFC-free albuterol in our standard metered-dose inhaler in the United States. The NDA in the United States for CFC-free albuterol in our breath-operated inhaler received an approvable letter in 2004 and continues under review.

     We have also developed a multi-dose dry powder inhaler, which uses no propellant and is believed to have superior dosing accuracy than competing models. In 2001, we received approval to market formoterol in our multi-dose dry powder inhaler in Denmark and in 2003, we received approval to market albuterol in our multi-dose dry powder inhaler in the United Kingdom. We have also received approval to market budesonide in our multi-dose dry powder inhaler in the Czech Republic, Denmark, Estonia, Hungary and the Ukraine. We have completed Phase I clinical trials in the United States with etiprednol dicloacetate, an inhaled soft corticosteroid, in our multi-dose dry powder inhaler. A Phase II clinical trial with etiprednol dicloacetate was commenced in September 2004 for the treatment of bronchial asthma.

     We are continuing to develop our breath-operated inhaler for use with various compounds. During 2003, we completed Phase III clinical trials for CFC-free albuterol in our breath-operated inhaler and an NDA was submitted for this product in August 2003. The NDA is presently under review. Phase III clinical trials for QVAR® in our breath-operated inhaler were initiated in 2004 in patients with bronchial asthma.

     Xorane™. Presently, paclitaxel, which is one of the leading anti-cancer drugs in the world, is marketed only in injectable form. We are currently marketing paclitaxel injection in the United States under the name Onxol® and in other countries under the name Paxene®. We are developing an oral formulation of paclitaxel that we believe may provide significant advantages over the injectable dosage form in terms of patient convenience and reduced side effects. We believe that our patented new system will allow patients to obtain effective doses of paclitaxel through oral administration and that this patented system can be applied to other chemotherapeutic agents that are not currently orally available. We have completed Phase II clinical trials with patients with recurrent breast cancer, advanced lung cancer, and advanced stomach cancer.

     TP-38. In pre-clinical trials of our epidermal growth factor (EGF) receptor-targeted gliobastoma therapy, our lead compound, TP-38, was found to be highly specific and toxic to brain cancer cells. In November 2004, positive results were reported for TP-38 in a Phase II multi-center clinical trial in patients with recurrent glioblastoma. We have initiated an expanded Phase II clinical trial involving centers in the United States and Europe. We are initiating a Phase I/II pediatric clinical trial in patients with brain tumors.

     Talampanel. In February 2001, we acquired the rights to develop and market the AMPA receptor antagonist, talampanel, from Eli Lilly & Co. Talampanel was initially discovered at the IVAX Drug Research Institute in Budapest, Hungary. In Phase II studies conducted by Eli Lilly, talampanel was shown to reduce the incidence of seizures in patients with epilepsy, and we are continuing Phase II clinical trials in epilepsy patients. In July 2003, we commenced Phase II clinical trials with patients with recurrent malignant brain tumors in a trial sponsored by the National Cancer Institute and in 2005, we are planning to commence Phase II clinical trials with patients with newly diagnosed glioblastoma. We are planning additional studies using this compound to treat multiple sclerosis and other neurological diseases.

     Asthma and Inflammatory Diseases. We have developed a corticosteroid that is rapidly converted to an inactive form after absorption, which reduces the likelihood of side effects normally associated with these types of drugs. Initial applications of etiprednol dicloacetate include possible treatments for bronchial asthma, allergic rhinitis and inflammatory diseases of the large intestine. Etiprednol dicloacetate has successfully completed Phase I clinical trials for safety for oral administration.

     Phase I clinical trials with etiprednol dicloacetate in our patented multi-dose inhaler for the indication of bronchial asthma were completed in 2004 and in September 2004, we initiated a Phase II clinical trial.

     In addition, in August 2003, we acquired the worldwide rights, exclusive of Japan and certain Asian countries, for loteprednol etabonate for allergic rhinitis. We are now conducting a Phase II study with loteprednol etabonate in children with allergic rhinitis.

Brand Equivalent Pharmaceutical Products

     Another important part of our pharmaceutical business is the broad line of brand equivalent pharmaceutical products, both prescription and over-the-counter, that our subsidiaries market as brand equivalent substitutes or under a brand name. Brand equivalent drugs are therapeutically equivalent to their brand name counterparts, but are generally sold at lower prices and as alternatives to the brand name products. In order to remain successful in the brand equivalent pharmaceutical business, we are working to develop new formulations and seeking to obtain marketing authorizations which should enable us to be the first or among the first to launch brand equivalent pharmaceutical products on the market.

     In the United States, our subsidiary, IVAX Pharmaceuticals, Inc. (IPI) manufactures and markets approximately 73 brand equivalent prescription drugs in capsule or tablet forms in an aggregate of approximately 169 dosage strengths. We also distribute in the United States approximately 168 additional brand equivalent prescription and over-the-counter drugs and vitamin supplements, in various dosage forms, dosage strengths and package sizes. Our domestic brand equivalent drug distribution network encompasses most trade classes of the pharmaceutical market, including wholesalers, retail drug chains, retail pharmacies, mail order companies, managed care organizations, hospital groups, nursing home providers and government agencies.

     In the United Kingdom, we are a leading provider of brand equivalent pharmaceutical products. We market approximately 402 brand equivalent prescription drugs, about half of which we manufacture, in various dosage forms and dosage strengths, constituting an aggregate of approximately 143 molecules. We market such products to wholesalers, retail pharmacies, hospitals, physicians and government agencies. In addition, we manufacture and market various “blow-fill-seal” pharmaceutical products, such as solutions for injection or irrigation, and unit-dose vials for nebulization to treat respiratory disorders.

     Brand equivalent products (but not including branded generic products) represented 66% of our revenues in 2004, 62% in 2003 and 56% in 2002.

New Brand Equivalent Products Under Development

     In evaluating which brand equivalent pharmaceutical product development projects to undertake, we consider whether the new product, once developed, will complement our other products in the same therapeutic family, or will otherwise assist in making our product line more complete.

     During 2004, we received final United States Food and Drug Administration (FDA) approval of 11 Abbreviated New Drug Applications (ANDAs) for 10 molecules, tentative FDA approval of 3 ANDAs for 3 molecules, approval of 13 Abridged Marketing Authorization Applications or AMAAs (the European equivalent of an ANDA) for 4 molecules in the United Kingdom, and approval of 78 AMAAs for 34 molecules in the other European Union (EU) countries.

     As of January 1, 2005, we had ANDAs or its foreign equivalent pending as follows:

Number Pending	Country
60 (49 molecules)	United States
29 (15 molecules)	United Kingdom
205 (46 molecules)	Other EU Countries

Acquisitions

     The acquisition of strategic and complementary businesses has been a significant component of the expansion of our pharmaceutical business. Some of our recent acquisitions are described below.

     Pending Acquisition of PSI Holdings, Inc. On February 15, 2005, we entered into a stock purchase agreement pursuant to which we agreed to purchase all of the capital stock of PSI Holdings, Inc., the holding company for Phoenix Scientific, Inc., a manufacturer of generic veterinary pharmaceutical formulations headquartered in St. Joseph, Missouri. The sale is subject to the expiration of applicable Hart Scott Rodino waiting periods and other customary closing conditions. The parties expect to close the transaction in the second quarter of 2005.

     Polfa Kutno. In December 2004, through a private purchase and two tender offers (the second of which ended in January 2005), we acquired 99.25% of the outstanding shares of Kutnowskie Zaklady Farmaceutyczne “POLFA” S.A., or Polfa Kutno, a leading Polish pharmaceutical company. Polfa Kutno manufactures and sells a number of prescription drugs, such as Ceclor® and Metformax®. In addition to the antibiotics and diabetes sectors, Polfa Kutno’s prescription drugs cover central nervous system disorders, osteoporosis and the urology segment. Polfa Kutno is also very active in the over-the-counter (OTC) drug area, including such products as the children’s multivitamin Vibovit® and the pain relievers Bestpirin® and Aescin.

     Laboratorio Chile S.A. Through two tender offers, the second of which ended in August 2001, we acquired 99.9% of the outstanding shares of Laboratorio Chile S.A. Laboratorio Chile was at the time of purchase and remains the largest Chilean pharmaceutical company in terms of revenue. Through its Argentine subsidiary, Laboratorio Chile was among the major pharmaceutical companies in Argentina. Laboratorio Chile manufactures, markets and sells a broad line of more than 700 branded and brand equivalent products in Chile, Argentina and Peru. Its main products are to treat respiratory and infectious diseases, but it also has strong franchises with cardiovascular, neurological and gynecological products.

     Laboratorios Fustery, S.A. de C.V. In February 2001, we acquired Laboratorios Fustery, S.A. de C.V., which is based in Mexico City, Mexico. We subsequently changed its name to IVAX Pharmaceuticals Mexico, S.A. de C.V. IVAX Pharmaceuticals Mexico manufactures, markets and distributes a broad range of prescription pharmaceutical products and is a leading manufacturer of antibiotics and injectable products in Mexico. IVAX Pharmaceuticals Mexico’s therapeutic areas of primary emphasis are antibiotics, anti-inflammatories, analgesics, hormone replacement therapy and gastrointestinal products. IVAX Pharmaceuticals Mexico employs approximately 200 medical representatives to promote its products.

     Laboratorios Elmor, S.A. In June 2000, we acquired Laboratorios Elmor, S.A., which is based in Caracas, Venezuela. Elmor manufactures, markets and distributes a broad range of pharmaceutical products in Venezuela. At the time of purchase, Elmor was the largest Venezuelan pharmaceutical company in terms of units sold, and one of the fastest growing pharmaceutical companies in Venezuela.

Collaborative Agreements

     We also seek to enter into collaborative alliances which we believe will allow us to exploit our drug discovery and development capabilities or provide us with valuable intellectual property and technologies. Some of these collaborative alliances are described below.

     Grupo Ferrer. In October 2004, we entered into a licensing agreement with Grupo Ferrer, an international pharmaceutical company headquartered in Barcelona, Spain, for the final development of citicoline, an oral neuroprotective therapy for the treatment of strokes.

     Nippon Shinyaku. In October 2004, we entered into a licensing agreement with Nippon Shinyaku to develop and market HMN-214, a polo-like kinase inhibitor that targets pancreatic, prostate and a number of other cancers.

     Mayne Group Limited. In February 2004, we entered into an agreement with Mayne Group Limited for the marketing and distribution of our injectable paclitaxel product, Paxene®, in the European nations of Belgium, Finland, France, Germany, Ireland, Italy, Luxembourg, The Netherlands, Norway, Portugal, Sweden and the United Kingdom.

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

     Serono, S.A. In October 2002, we entered into an exclusive worldwide product development and license agreement with Ares Trading, S.A., an affiliate of Serono, S.A., for the development and commercialization of an oral formulation of IVAX’ Cladribine for the treatment of multiple sclerosis. Cladribine is an immunosuppressive agent that has demonstrated encouraging results in Phase II and Phase III studies.

Licensing

     We have obtained licenses to technology and compounds for the development of new pharmaceutical products from various inventors, universities and the United States government. For example, we are working with compounds licensed from The National Institutes of Health to develop a potential new treatment for gliobastoma. In addition, we license pharmaceutical products from third parties from time to time. We will continue to seek new licenses from third parties, including pharmaceutical companies.

     We also grant licenses to other pharmaceutical companies relating to technologies or compounds under development and, in some cases, finished products.

Other Business

Diagnostics

     In March 2001, our diagnostics group merged with b2bstores.com forming IVAX Diagnostics, Inc., a publicly traded company that trades on the American Stock Exchange under the symbol “IVD” and is listed on the Boston Stock Exchange. We own approximately 74% of the equity of IVAX Diagnostics.

     IVAX Diagnostics, Inc. is the parent corporation of three wholly owned operating subsidiaries: Diamedix Corporation in Miami, Florida, ImmunoVision, Inc. in Springdale, Arkansas, and Delta Biologicals, S.r.l. near Rome, Italy. Through these subsidiaries, IVAX Diagnostics develops, manufactures, and markets diagnostic test kits, or assays, and automated systems that are used to aid in the detection of disease markers primarily in the areas of autoimmune and infectious diseases. These tests, which are designed to aid in the identification of the causes of illness and disease, assist physicians in selecting appropriate patient treatment. Most of IVAX Diagnostics’ tests are based on Enzyme Linked ImmunoSorbent Assay (ELISA) technology, a clinical technology used worldwide. In addition to its line of diagnostic kits, IVAX Diagnostics also designs and manufactures laboratory instruments that perform the tests and provide fast and accurate results, while reducing labor costs. IVAX Diagnostics’ existing instruments include the Mago® Plus and Aptus®. IVAX Diagnostics has also developed a new proprietary instrument system, the PARSEC™ System, which it expects will receive regulatory approval. The PARSEC System is designed in a modular and scalable format that should enable customers to utilize not only ELISA-based kits, but also other methods such as chemiluminescent-based assays in the future. The design of this new system is expected to give customers the ability to “customize” the configuration of the PARSEC System to the testing and work flow requirements of their particular laboratories. IVAX Diagnostics markets its existing products to clinical reference laboratories, hospital laboratories, research institutions and other commercial entities in the United States and in Italy through its direct sales force and through independent distributors in other major markets throughout the world.

Patents and Proprietary Rights

     Because of the length of time and expense associated with bringing new products through development and regulatory approval to the marketplace, the pharmaceutical industry has traditionally placed considerable importance on obtaining patent and trade secret protection for significant new technologies, products and processes. We believe that patents and other proprietary rights are important to our business. Our policy is to file patent applications whenever possible to protect our products, technologies, inventions and improvements that we consider important to the development of our business. We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position.

     We hold approximately 1,490 United States and foreign patents and have filed several hundred United States and foreign patent applications. In addition, we have exclusively licensed several additional United States and foreign patents and patent applications. Our success depends, in part, on our ability to obtain and enforce United States and foreign patent protection for our products, to preserve our trade secrets and proprietary rights and to operate without infringing on the proprietary rights of third parties or having third parties circumvent our rights.

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

     On an ongoing basis, the FDA reviews the safety and efficacy of marketed pharmaceutical products and products considered medical devices and monitors labeling, advertising and other matters related to the promotion of such products. The FDA may cause a recall or withdraw product approvals if regulatory standards are not maintained or if safety or efficacy concerns arise with respect to such products. As a result of recent developments concerning products, such as cox-2 inhibitors and anti-depressants, certain members of the United States Congress and interest groups in the private sector have renewed calls for a far-reaching investigation of the FDA’s product approval processes. We cannot predict what impact, if any, these developments may have on us or our business. The FDA also regulates the facilities and procedures used to manufacture pharmaceutical and diagnostic products in the United States or for sale in the United States. Such facilities must be registered with the FDA and all products made in such facilities must be manufactured in accordance with “good manufacturing practices” established by the FDA. Compliance with good manufacturing practices regulations requires the dedication of substantial resources and requires significant costs. The FDA periodically inspects our manufacturing facilities and procedures to assure compliance. The FDA approval to manufacture a drug is site-specific. In the event an approved manufacturing facility for a particular drug becomes inoperable, obtaining the required FDA approval to manufacture such drug at a different manufacturing site could result in production delays, which could adversely affect our business and results of operations. In addition, in connection with its review of our applications for new products, the FDA conducts pre-approval and post-approval reviews and plant inspections to determine whether our systems and procedures comply with good manufacturing practices and other FDA regulations. Among other things, the FDA may withhold approval of NDAs, ANDAs or other product applications of a facility if deficiencies are found at that facility. Vendors that supply us with finished products or components that we use to manufacture, package or label products are subject to similar regulation and periodic inspections.

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

Competition

     The pharmaceutical market is highly competitive and includes many established companies, some of whom possess significantly greater resources than us. Some of our major competitors are:

•	Astra Zeneca

•	Aventis Pharmaceuticals

•	Boehringer Ingelheim

•	Bristol-Myers Squibb

•	Forest Laboratories

•	GlaxoSmithKline

•	Eli Lilly

•	Mylan Pharmaceuticals

•	Novartis Pharmaceuticals

•	Pfizer Inc.

•	Sandoz

•	Schering-Plough

•	Teva Pharmaceuticals

•	Watson Pharmaceuticals

     Our competitors may be able to develop products and processes competitive with or superior to our own for many reasons, including that they may have:

•	significantly greater financial resources;

•	larger research and development and marketing staffs;

•	larger production facilities; or

•	extensive experience in preclinical testing and human clinical trials.

     The pharmaceutical market is undergoing, and is expected to continue to undergo, rapid and significant technological change, and we expect competition to intensify as technological advances are made. We intend to compete in the pharmaceutical market by developing or licensing pharmaceutical products that are either patented or proprietary and which are primarily for indications having relatively large patient populations or for which we believe limited or inadequate treatments are available, and, with respect to brand equivalent pharmaceuticals, by developing therapeutic equivalents to previously patented products which we expect to have less intensive competition. Developments by others could make our pharmaceutical products or technologies obsolete or uncompetitive.

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

Backlog Orders

     The dollar amount of backlog orders for IVAX Pharmaceuticals was $12.7 million as of January 30, 2005, compared to $9.5 million as of January 30, 2004, and for IVAX Pharmaceuticals UK it was $3.2 million as of January 30, 2005, compared to $1.1 million as of January 30, 2004. We expect to fill all of our backlog orders during our current fiscal year.

Raw Materials

     We believe that raw materials needed for our business are generally readily available from multiple sources. Certain raw materials and components used in the manufacture of our products are, however, available from limited sources, and in some cases, a single approved source. A problem with the availability of raw materials could cause production or other delays, and, in the case of products for which only one approved raw material supplier exists, could result in a material loss of sales, with consequent adverse effects on our business. Additionally, in some cases we have listed only one supplier in applications with the FDA. Because raw material sources for pharmaceutical products must generally be approved by regulatory authorities, changes in raw material suppliers or the designation of a new supplier may result in production delays, higher raw material costs and loss of sales and customers. We obtain a significant portion of our raw materials from foreign suppliers, and our arrangements with such suppliers are subject to FDA, customs and other government clearances, duties and regulation by the countries of origin.

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

Employees

     As of December 31, 2004, we had approximately 10,100 employees worldwide.

Available Information

     Our Internet website is: www.ivax.com. We make available, free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such documents are electronically filed with or furnished to the Securities and Exchange Commission. Information contained in our website is not part of this report. Reports we file with the SEC may be read and copied at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Risk Factors

     You should carefully consider the risks described below. These and other risks could materially and adversely affect our business, operating results or financial condition. The risks described below are not the only risks that we face. Additional risks not presently known to us or other factors that we do not presently perceive to present significant risks to us at this time may also impair our operations. You should also refer to the other information contained or incorporated by reference in this report.

Risks Relating to Our Company

We depend on our development, manufacture and marketing of new products for our future success.

     Our future success is largely dependent upon our ability to develop, manufacture and market commercially successful new pharmaceutical products and brand equivalent versions of pharmaceutical products that do not infringe any valid patents. Generally, the commercial marketing of pharmaceutical products depends upon:

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

     A significant portion of our net revenues are derived from sales to a limited number of foreign and domestic customers. Any significant reduction or loss of business with one or several of these customers could have a material adverse effect on our business, financial condition and results of operations. Further, some distributors of our products have been reported to have experienced financial difficulties. Any economic difficulties faced by significant customers could have a material adverse effect on our business, financial condition and results of operations.

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

Third parties may claim that we infringe their proprietary rights and may prevent us from manufacturing and selling some of our products or result in claims for substantial damages.

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

     The outcome of patent litigation is difficult to predict because of the uncertainties inherent in litigation. Our results of operations, financial condition and cash flows could be adversely affected by a delay in obtaining FDA approval to market our products as a result of patent litigation, a delay in obtaining judicial decisions in such litigation, the expense of litigation whether or not we are ultimately successful, the diversion of the attention of management and our technical personnel as a result of the litigation, or an adverse outcome in such litigation. Litigation could prevent us from selling affected products, result in substantial damages or result in the payment of a substantial settlement amount.

     Moreover, we often encounter substantial delays in obtaining judicial decisions in connection with patent litigation. During such delays, additional competition may arise, the brand product may be offered as a licensed generic or an OTC product, other brand products may be introduced and promoted to prescribers instead of or in addition to the brand product, additional exclusivities may be awarded to the brand product, additional patents that cover the brand product may issue or be listed in the Orange Book, the labeling of the brand product may change or other matters occur that could delay brand equivalent competition or lessen our economic opportunity for our product.

     Because we could invest a significant amount of time and expense in the development of our brand equivalent pharmaceutical products only to be subject to significant additional delays and changes in the economic prospects for our product, we may consider seeking to commercialize our product prior to final resolution of the pending litigation. The risk involved in marketing products prior to final resolution of the litigation can be substantial because the remedies available to the owner of a patent for infringement could include, among other things, damages measured by the profits lost by the patent owner and not by the profits earned by the infringer. Because of the discount pricing typically involved with brand equivalent pharmaceutical products, patented brand products generally realize a significantly higher profit margin than brand equivalent pharmaceutical products. In the case of a willful infringer, the definition of which is unclear, these damages may even be trebled. This profit differential can act as a disincentive to the patent owner to settle patent litigation on terms that could allow our products to be marketed upon the settlement of such litigation. However, in order to realize the economic benefits of some of our products, we may decide to risk an amount, which exceeds the profit we anticipate making on our product, or even the selling price for such product.

We may not be able to use raw materials purchased or inventories of products made in advance of final approvals or satisfactory resolution of patent litigation.

     From time to time, we purchase raw materials and make commercial quantities of our product candidates prior to the date that we receive FDA final marketing approval or satisfactory resolution of the patent infringement litigation, if any. Purchase of raw materials and production of pre-launch inventories involves the risks that such product(s) may not be approved for marketing by the FDA on a timely basis or ever, that the results of related litigation may not be satisfactory or that we may not be able to find alternative uses for such materials or inventory. If any of these events were to occur or the launch of such products is significantly postponed, we may be required to reassess the net realizable value of the related raw materials or inventory and could, in such case, incur a charge, which may be significant, to write down the value of such materials or inventory. As of December 31, 2004, we had approximately $33.2 million of inventories, primarily raw materials, related to certain products pending final approval and/or satisfactory resolution of litigation.

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

     We spent approximately $141.6 million during 2004 on our research and development efforts. This amount represents a significant increase in the amounts we allocated to research and development in prior periods. We may in the future increase the amounts we spend on research and development. As a result, our research and development expenditures may have an adverse impact on our earnings in the short term. Further, we cannot be sure that our research and development expenditures will, in the long term, result in the discovery or development of commercially successful products.

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

•	fail to accomplish our strategic objectives;

•	not be successfully combined with our operations;

•	not perform as expected; and

•	expose us to cross-border risks.

     Although we generally seek acquisitions that we believe will be accretive to our per share earnings, based on current acquisition prices in the pharmaceutical industry, our acquisitions could initially reduce our per share earnings and add significant amortization expense of intangible assets. Our acquisition strategy may require us to obtain additional debt or equity financing, resulting in additional leverage, or increased debt obligations as compared to equity, and dilution of ownership. We may not be able to finance acquisitions on terms satisfactory to us.

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

     The market prices for securities of companies engaged in pharmaceutical development, including us, have been volatile. Many factors, including many over which we have no control, may have a significant impact on the future market price of our common stock, including without limitation:

•	our or our competitors’ announcement of technological innovations or new commercial products;

•	changes in governmental regulation;

•	our or our competitors’ receipt of regulatory approvals;

•	our or our competitors’ developments relating to patents or proprietary rights;

•	publicity regarding actual or potential medical results for products that we or our competitors have under development;

•	period-to-period changes in financial results;

•	the integration of people, operations and products from acquisitions;

•	market acceptance of existing or new products and prices;

•	currency rate fluctuations;

•	changes in our research and development budget which is influenced, in part, by the timing of our clinical trials and regulatory proceedings related to our products in development; and

•	the timing of orders from distributors and mix of sales among our customers.

Sales of our products may be adversely affected by the continuing consolidation of our distribution network and the concentration of our customer base.

     A significant amount of our sales are made to a relatively few foreign and domestic drug wholesalers, retail drug chains, managed care purchasing organizations, mail order and hospitals. These customers represent an essential part of the distribution chain of pharmaceutical products. These customers have undergone, and are continuing to undergo, significant consolidation. This consolidation may result in these groups gaining additional purchasing leverage and consequently increasing the product pricing pressures facing our business. Additionally, the emergence of large buying groups representing independent retail pharmacies and the prevalence and influence of managed care organizations and similar institutions potentially enable those groups to attempt to extract price discounts on our products. Our net sales and quarterly growth comparisons may be affected by fluctuations in the buying patterns of major distributors, retail chains and other trade buyers. These fluctuations may result from seasonality, pricing, wholesaler buying decisions or other factors. In addition, many of the major pharmaceutical distributors have experienced downturns and financial constraints which could impact both our sales and the collectibility of our receivables and cause greater consolidation among our customers. The result of these developments may have a material adverse effect on our business, financial condition and results of operations.

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

     In particular, Venezuela, where we have operations, was considered a hyperinflationary economic environment through June 30, 2001. Although Venezuela is no longer considered hyperinflationary, its economy continues to experience high inflation rates and devaluation of its currency and could again become hyperinflationary in the near term. The continuing political instability in Venezuela may adversely impact our Venezuelan operations and our consolidated earnings. Approximately 17% of our net revenues for 2004 were attributable to our Latin American operations.

Increased indebtedness may impact our financial condition and results of operations.

On December 31, 2004, we had approximately $1.1 billion of consolidated indebtedness. We are likely to incur additional indebtedness in the future, in connection with acquisitions or otherwise. Our level of indebtedness will have several important effects on our future operations, including, without limitation:

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

     General economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control, may affect our future performance. As a result, these and other factors may affect our ability to make principal and interest payments on our indebtedness. We anticipate that approximately $108.0 million of cash flow from operations will be required during 2005 to discharge our annual obligations on our indebtedness outstanding as of December 31, 2004. Our business might not continue to generate cash flow at or above current levels. If we cannot generate sufficient cash flow from operations in the future to service our debt, we may, among other things:

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

We may be unable to fund amounts due upon conversion or repurchase of our “net share settlement” indebtedness.

     As of December 31, 2004, we had approximately $333.0 million of outstanding indebtedness containing a “net share settlement” mechanism and, in February 2005, we completed an exchange offer that resulted in the issuance of an additional $399.0 million of such indebtedness. Upon conversion of that indebtedness, we are required to pay the holder an amount in cash equal to the lesser of the principal amount of the debt and the then applicable conversion value. In addition, on specified dates holders of such indebtedness may require us to repurchase it for an amount equal to 100% of its principal amount plus accrued but unpaid interest. We may not have sufficient funds at any such time to make the required principal payment upon conversion of our “net share settlement” indebtedness or to repurchase that indebtedness when and if required, and we may not be able to raise sufficient funds to satisfy that obligation. Our failure to pay the required amounts on conversion of any of our “net share settlement” notes when converted or to repurchase any of the notes when we are required to do so would result in an event of default with respect to the notes, which could result in the entire outstanding principal balance and accrued but unpaid interest on all of the notes being accelerated and could also result in an event of default under our other outstanding indebtedness.

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

     The consolidated and condensed consolidated financial statements included in the periodic reports we file with the Securities and Exchange Commission are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements in accordance with GAAP involves making estimates, judgments and assumptions that affect reported amounts of assets (including intangible assets), liabilities and related reserves, revenues, expenses and income. This includes, but is not limited to, estimates, judgments and assumptions used in the adoption of the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Estimates, judgments and assumptions are inherently subject to change in the future, and any such changes could result in corresponding changes to the amounts of assets (including goodwill and other intangible assets), liabilities, revenues, expenses and income. Any such changes could have a material adverse effect on our financial position and results of operations.

The impact of new accounting principles could have a material adverse effect on our financial position or results of operations.

     We currently account for stock options granted to employees under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Under this standard, no compensation cost is recorded for stock options granted to employees at fair market value on the date of grant. On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which addresses the accounting for transactions in which an entity exchanges it equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It requires compensation costs related to share-based payment transactions to be recognized in the financial statements. We expect that under the modified prospective method of adoption, during the second half of 2005 we will be required to record additional compensation expense of approximately $2.6 million, net of tax, for unvested awards that were outstanding as of December 31, 2004. We also expect that compensation expense will be required to be recorded for future awards of share-based payments.

     On September 30, 2004, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share, concluding that contingently convertible debt instruments should be included in diluted earnings per share computations (if dilutive) regardless of whether the market price trigger (or other contingent feature) has been met. This consensus is effective for reporting periods ending after December 15, 2004, and requires prior period earnings per share amounts presented for comparative purposes to be restated utilizing a transition method. The transition method agreed upon by the EITF is a modified restatement approach that results in a company applying the consensus to the terms of the security at the adoption date. As such, if the terms of the security are changed prior to the adoption date, it is the changed terms to which the consensus is applied. We adopted the consensus in the fourth quarter of 2004. The impact of adoption has reduced our reported diluted earnings per share for each of the three month periods ended March 31, 2004, June 30, 2004, and December 31, 2004, by $0.01 per share and for the year ended December 31, 2004 by $0.03 per share and there was no impact on the prior year’s reported diluted earnings per share. On February 23, 2005, we completed our offer to exchange our 1.5% convertible senior notes due 2024 (Old 1.5% Notes), which are affected by EITF Issue No. 04-8. The purpose of the offer was to change the conversion settlement provisions of the Old 1.5% Notes. By committing to pay up to the principal amount of the 1.5% convertible senior notes due 2024 (New 1.5% Notes) in cash upon conversion, we believe we will be able to account for the New 1.5% Notes under the “treasury stock” method, which is generally expected to be less dilutive to earnings per share than the “if- converted” method prescribed by EITF Issue No. 04-8. The “treasury stock” method only requires inclusion of the shares to be delivered upon conversion if our common stock is trading at a price in excess of the conversion price based on the average trading price during the preceding quarter and then only to the extent the conversion value is greater than the principal amount of the New 1.5% Notes. We generally expect that since fewer shares will be included in the number of fully diluted shares outstanding under the New 1.5% Notes based on this calculation than would be included for the Old 1.5% Notes under the “if-converted” method, when dilutive, our diluted earnings per share will be greater.

     These and other new accounting principles adopted in the future may have a material adverse effect on our financial position or results of operations.

We may be exposed to product liability claims and there can be no assurance of adequate insurance.

     Like all pharmaceutical companies, the testing, manufacturing and marketing of our products may expose us to potential product liability and other claims resulting from their use. We have been named as a defendant in numerous cases in which a plaintiff alleges personal injury resulting from the use of our products. If any such claims against us are successful, we may be required to make significant compensation payments and suffer the associated adverse publicity. Even unsuccessful claims could result in the expenditure of funds in litigation and the diversion of management time and resources. We maintain product liability insurance, but there can be no assurance that our insurance will cover all future claims or that we will be able to maintain existing coverage or obtain additional coverage at reasonable rates. Our 2005 product liability insurance policy is more expensive with significantly less coverage and higher deductibles than in previous years. If a claim is not covered or if our coverage is insufficient, we may incur significant liability payments that would negatively affect our business, financial position or results of operations.

Investigations of the calculation of average wholesale prices and allegations of anticompetitive generic drug pricing may adversely affect our business.

     Many government and third party payors, including Medicare, Medicaid, health maintenance organizations and managed care organizations, reimburse doctors and others for the purchase of certain prescription drugs based on a drug’s average wholesale price (AWP). In the past several years, state, local and federal government agencies have conducted ongoing investigations of manufacturers’ reporting practices with respect to AWP, in which they have suggested that reporting of inflated AWP’s have led to excessive payments for prescription drugs. A number of states, counties and municipalities have sued us and certain of our subsidiaries, as well as numerous other pharmaceutical companies, alleging, among other things, that we and the other defendants inflated the price of products paid for by the governmental agency through alleged fraudulent promotion, marketing and sales practices. Several of the suits also allege that we did not report to the states our best price for certain products under the Medicaid program. Each of these suits alleges, among other things, deceptive trade practices and fraud and seeks monetary and other relief, including civil penalties and treble damages.

     The Secretary of State for Health in the United Kingdom has filed suit against certain of our United Kingdom subsidiaries and several other pharmaceutical companies alleging that certain of their actions adversely affected competition in the sale and supply of warfarin, penicillin and ranitidine. The Serious Fraud Office in the United Kingdom is also conducting a criminal investigation into the actions of these companies and their executives, including certain of our United Kingdom subsidiaries and prior executives regarding these allegations. There may be further allegations covering additional products. The civil claims seek damages against all defendants in excess of $245 million, plus interests and costs.

     Although we believe that we have valid defenses to these claims, there can be no assurance as to the outcome of these matters, and a loss in any of these cases, or in similar cases which may be brought in the future, could materially and adversely affect future results of operations or our financial position. Additionally, whether or not we are ultimately successful in these claims, defending against the growing number of these suits, the expense of litigation, and the diversion of the attention of management will also have an adverse affect on our results of operations.

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

     As of February 28, 2005, our executive officers and directors had or shared voting control over approximately 30% of our common stock. As a result, these persons may have the ability to significantly influence the election of the members of our board of directors and other corporate decisions.

Rising insurance costs could negatively impact profitability.

     The cost of insurance, including director and officer, workers compensation, property, product liability and general liability insurance, rose significantly in the past several years and could continue to increase in 2005. Additionally, insurers are continually excluding certain products from product liability coverage. In response, we may increase deductibles and/or decrease certain coverages to mitigate these costs. These increases, and our increased risk due to increased deductibles and reduced coverages, could have a negative impact on our results of operations, financial condition and cash flows.

We have enacted a shareholder rights plan and charter provisions that may have anti-takeover effects.

     We have in place a shareholder rights plan under which we issued common stock purchase rights. As a result of the plan, each share of our common stock carries with it one common stock purchase right. Each common stock purchase right entitles the registered holder to purchase from us 1.1719 of a share of our common stock at a price of $9.60 per 1.1719 of a share, subject to adjustment. The common stock purchase rights are intended to cause substantial dilution to a person or group who attempts to acquire us on terms that our board of directors has not approved. The existence of the common stock purchase rights could make it more difficult for a third party to acquire a majority of our common stock. Other provisions of our articles of incorporation and bylaws may also have the effect of discouraging, delaying or preventing a merger, tender offer or proxy contest, which could have an adverse effect on the market price of our common stock.

We will be exposed to risks relating to evaluations of internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002.

     We are spending a substantial amount of management time and resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and the American Stock Exchange rules. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal control systems, and attestations as to the effectiveness of these systems by our independent public accounting firm. We have expended and expect to continue to expend significant resources and management time documenting and testing our internal control systems and procedures. This process has been complicated by the decentralized nature of our operations and information systems. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to maintain an effective internal control environment could have a material adverse effect on the market price of our stock.

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

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

     This annual report on Form 10-K contains or incorporates by reference “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. For this purpose any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” “continue” or “pursue,” or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Specifically, this Form 10-K and the documents incorporated into this Form 10-K by reference contain forward-looking statements, including, among others, the following:

•	our intention to generate growth through the introductions of new proprietary drugs, the expanded sale and distribution of our current products, the acquisition of new businesses and products and strategic collaborations;

•	our intention to generate growth through discovering and developing and/or acquiring new products, developing and marketing selected brand equivalent pharmaceuticals, leveraging proprietary technology and development strengths, acquiring new businesses and products, and expanding sales and distribution of our proprietary and branded products;

•	the ability of our research programs to develop improved forms of drugs, novel compounds and new delivery systems;

•	our ability to acquire additional manufacturing, sales and distribution capabilities, including in Asia, Europe and Latin America;

•	our ability to establish additional joint ventures and sales and distribution channels, including in Asia;

•	our ability to integrate operations and exploit opportunities among our subsidiaries;

•	our capacity to become a worldwide leader in the bronchial asthma market;

•	our ability to capitalize on current relationships in the oncology market to market new brand equivalent biotech drugs and our commercialization of Xorane™ and other oncology products;

•	our ability to identify, acquire and successfully integrate new acquisitions of companies or products;

•	the ability of our new patented oral administration system to provide patients effective doses of paclitaxel with more convenience and reduced side effects and the applicability of this system to other chemotherapeutic agents;

•	our ability to develop our breath-operated inhaler for use with various compounds;

•	our ability to market CFC-free albuterol;

•	our ability to develop and market TP-38 for recurrent glioblastoma;

•	our ability to further develop CFC-free inhalation aerosol products;

•	our ability to develop and market etiprednol dicloacetate;

•	our ability to develop a corticosteroid with minimal side effects to treat bronchial asthma and inflammatory diseases of the large intestine;

•	our ability to develop new formulations and obtain marketing authorizations which will enable us to be the first, or among the first, to launch brand equivalent products;

•	our ability to establish and maintain the bioequivalency and efficacy of our brand equivalent products;

•	our ability to develop and market products to treat cystic fibrosis and recurrent glioblastoma;

•	our ability to further develop and market talampanel or other compounds for the treatment of epilepsy, Parkinson’s disease, multiple sclerosis, glioblastoma or other neurological diseases;

•	our ability to develop and market our soft steroid compound for inflammatory bowel diseases, bronchial asthma and allergic rhinitis;

•	our ability to develop and market loteprednol etabonate for the treatment of allergic rhinitis and dermatological conditions;

•	our ability to supplement our portfolio of brand equivalent products by emphasizing the development of selected brand equivalent products;

•	our ability to develop or license proprietary products for indications having large patient populations, or for which limited or inadequate treatments exist;

•	our capacity to accelerate product development and commercialization by in-licensing products and by developing new dosage forms or new therapeutic indications for existing products;

•	anticipated trends in the pharmaceutical industry and the effect of technological advances on competition;

•	our ability to reduce our backlog and manufacture, obtain and maintain a sufficient supply of products to meet market demand, retain our customers and meet contractual deadlines and terms;

•	our ability to repay cash amounts due upon the conversion or mandatory repurchase of certain of our indebtedness;

•	that our proposed spending on facilities improvement and expansion may not be as projected;

•	our ability to obtain and maintain FDA approval of our manufacturing facilities, the failure of which could result in production stoppage or delays;

•	our estimates regarding the capacity of our facilities;

•	our intention to fund 2005 capital expenditures and research and development from existing cash and internally generated funds;

•	uncertainties regarding the outcome of pending investigations, litigation, product recalls and other developments affecting the pharmaceutical industry; and

•	other matters.

     These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to, the following:

•	that a significant portion of net sales are made to major pharmaceutical and health care products distributors and major retail chains in the United States. Consequently, net sales and quarterly growth comparisons may be affected by fluctuations in the buying patterns of major distributors, retail chains and other trade buyers. These fluctuations may result from seasonality, pricing, wholesaler buying decisions or other factors;

•	that we may experience increased pricing pressures both in the United States and abroad from managed care organizations, institutions and government agencies and programs. In the United States, among other developments, consolidation among customers may increase pricing pressures and may result in various customers having greater influence over prescription decisions through formulary decisions and other policies;

•	our ability to reduce our backlog and manufacture, obtain and maintain a sufficient supply of products to meet market demand, retain our customers and meet contractual deadlines and terms;

•	that we may increase sales and marketing costs and research spending above current levels;

•	our ability to obtain and maintain FDA approval of our manufacturing facilities, the failure of which could result in production stoppage or delays;

•	the outcome and timing of any pending or future litigation or investigation (including patent litigation, AWP investigations, and the United Kingdom National Health Service claims), and the cost, expenses and possible diversion of management’s time and attention arising from such litigation or investigation;

•	difficulties in product development and uncertainties related to the timing or outcome of product development;

•	the availability on commercially reasonable terms of raw materials, particularly raw materials for paclitaxel product, and other third party sourced products;

•	our dependence on sole or limited source suppliers and the risk associated with a production interruption or shipment delay at such suppliers;

•	our ability to replace or renew license fees, royalties and development service fees as the related agreements expire or are terminated;

•	our ability to renew contracts with customers;

•	that many of the major pharmaceutical distributors have experienced downturns and financial constraints which could impact both our sales and the collectibility of our receivables and cause greater consolidation among our customers;

•	difficulties in complying with governmental regulations;

•	difficulties or delays in manufacturing products;

•	efficacy or safety concerns with respect to marketed products, whether or not scientifically justified, leading to recalls, withdrawals or declining sales;

•	our ability to obtain approval from the FDA to market new pharmaceutical products;

•	the acceptance of new products by the medical community as effective as alternative forms of treatment for indicated conditions;

•	the impact of new regulations or court decisions or actions by our competitors regarding the protection of patents and the exclusivity period for the marketing of branded drugs;

•	our ability to use inventory and raw materials in the manner initially intended or to find alternative uses, to the extent such inventory and raw materials relate to products pending final approval or satisfactory resolution of litigation, if such approval or resolution is not obtained;

•	the impact of the adoption of certain accounting standards;

•	our success in acquiring or licensing proprietary technologies that are necessary for our product development activities;

•	the impact of political and economic instability in the countries in which we operate;

•	our successful compliance with extensive, costly, complex and evolving governmental regulations and restrictions;

•	the use of estimates in the preparation of our financial statement and the possibility that these assumptions may prove incorrect, incomplete or may change;

•	our reliance on third-party data for many of our significant estimates;

•	our ability to continue to document, maintain and test the effectiveness of our internal control systems and procedures and implement any improvements that may be necessary in order for us to comply with the requirements of the Sarbanes-Oxley Act of 2002 Section 404;

•	our ability to identify potential acquisitions and to successfully acquire and integrate such operations or products;

•	our ability to incur additional indebtedness in the future, in connection with acquisitions or otherwise;

•	our ability to successfully compete in both the branded and brand equivalent pharmaceutical sectors;

•	uncertainties concerning our ability to finance or otherwise repay amounts due upon the conversion or mandatory repurchase of certain of our indebtedness;

•	trade buying patterns;

•	trends toward managed care and health care cost containment;

•	possible United States legislation or regulatory action affecting, among other things, pharmaceutical pricing and reimbursement, including Medicaid and Medicare;

•	interest rate and foreign currency exchange rate fluctuation; and

•	other risks and uncertainties detailed herein and from time to time in our Securities and Exchange Commission filings.

     Other factors besides those listed here could also adversely affect us. Forward-looking statements, therefore, should be considered in light of all of the information included or referred to in this annual report on Form 10-K, including the cautionary information set forth under the heading “Risk Factors” beginning on page 16. We caution you not to place significant reliance on these forward-looking statements.

     Except as otherwise expressly indicated, the information in this Form 10-K is as of December 31, 2004. You should know that we also make additional disclosures in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we file from time to time with the Securities and Exchange Commission and that information in those subsequent reports may update or supercede any information contained in this Form 10-K. However, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

Financial Information about Foreign and Domestic Operations

     Specific financial information with respect to our segments and our foreign and domestic operations is provided in Note 12, Business Segment Information, in the Notes to Consolidated Financial Statements.

Item 2. Properties

     Our corporate headquarters are located in Miami, Florida. We maintain offices, warehouses, research and development facilities and/or distribution centers in Argentina, Bulgaria, Chile, China, Croatia, the Czech Republic, Estonia, Finland, France, Germany, Hong Kong, Hungary, India, Ireland, Italy, Kazakhstan, Mexico, Latvia, Lithuania, The Netherlands, Nicaragua, Norway, Peru, Poland, Romania, Russia, the Slovak Republic, Sweden, Switzerland, Taiwan, Ukraine, Uruguay, Uzbekistan, Venezuela and various parts of the United States and the United Kingdom, some of which are held pursuant to leases. None of these leases are material to us.

     We operate pharmaceutical manufacturing facilities in Buenos Aires, Argentina; Munro, Argentina; Santiago, Chile; Opava, Czech Republic; Preston Brook, England; Runcorn, England; Miami, Florida; Falkenhagen, Germany; Waterford, Ireland; Mexico City, Mexico; Ramos Arizpe, Mexico; Northvale, New Jersey; Congers, New York; Lima, Peru; Kutno, Poland; Cidra, Puerto Rico; Guayama, Puerto Rico; St. Croix, the U.S. Virgin Islands; and Guacara, Venezuela. We own the manufacturing facilities in Argentina, Chile, the Czech Republic, England (Preston Brook), Florida, Germany, Mexico, New York, Poland, Puerto Rico and Venezuela and lease our remaining manufacturing facilities. In connection with the sale of the specialty chemicals business, we retained ownership of our manufacturing facility in Rock Hill, South Carolina, which we are seeking to sell.

     We believe our facilities as a whole are in satisfactory condition and are suitable for their intended use. We plan to spend between $75 million and $100 million in 2005 to improve and expand our pharmaceutical and other related facilities. A portion of our pharmaceutical manufacturing capacity and our research and development activities, as well as our corporate headquarters and other critical business functions are located in areas subject to hurricane and earthquake casualty risks. Although we have certain limited protection afforded by insurance, our business and our earnings could be materially adversely affected in the event of a major windstorm or earthquake.

Item 3. Legal Proceedings

     Terazosin Litigation

     On December 21, 1998, an action purporting to be a class action, styled Louisiana Wholesale Drug Co. vs. Abbott Laboratories, Geneva Pharmaceuticals, Inc. and Zenith Goldline Pharmaceuticals, Inc., was filed against IPI and others in the United States District Court for the Southern District of Florida, alleging a violation of Section 1 of the Sherman Antitrust Act. Plaintiffs purport to represent a class consisting of customers who purchased a certain proprietary drug directly from Abbott Laboratories during the period beginning on October 29, 1998. Plaintiffs allege that, by settling patent-related litigation against Abbott in exchange for quarterly payments, the defendants engaged in an unlawful restraint of trade. The complaint seeks unspecified treble damages and injunctive relief. Eighteen additional class action lawsuits containing allegations similar to those in the Louisiana Wholesale case were filed in various jurisdictions between July 1999 and February 2001, the majority of which have been consolidated with the Louisiana Wholesale case. On March 13, 2000, the Federal Trade Commission (FTC) announced that it had issued complaints against, and negotiated consent decrees with, Abbott Laboratories and Geneva Pharmaceuticals arising out of an investigation of the same subject matter that is involved in these lawsuits. The FTC took no action against IPI. On December 13, 2000, plaintiffs’ motion for summary judgment on the issue of whether the settlement agreement constituted a per se violation of Section 1 of the Sherman Antitrust Act in the Louisiana Wholesale case was granted. On September 15, 2003, the United States Court of Appeals for the Eleventh Circuit reversed the order. On September 20, 2001, the District Court entered an order certifying the direct purchaser class and in early 2002, IPI entered into a settlement with the direct purchaser class. In November 2003, the appellate court also issued a ruling de-certifying the class. On remand and following class discovery, the District Court entered an order on June 23, 2004, denying the Direct Purchaser Plaintiffs’ renewed motion for class certification. In light of these orders, on August 31, 2004, we elected to terminate the Settlement Agreement with the direct purchasers and requested the return of the settlement payment less notice and Settlement Fund administrative fees. On February 16, 2005, IPI announced to the Court its willingness to re-enter into the settlement with the direct purchasers on substantially the same terms as the previous settlement, provided that the court certifies a settlement class of direct purchasers that is not materially different from the previously de-certified direct purchaser class. On February 25, 2005, the Court indicated its preliminary approval of a settlement containing these terms and provisions, and has scheduled a hearing for April 15, 2005 to determine whether to grant final approval of this settlement. To date, sixteen of the actions naming IPI have either been settled or dismissed.

     Fen-Phen Litigation

     IPI has been named in a number of individual and class action lawsuits in both state and federal courts involving the diet drug combination of fenfluramine and phentermine, commonly known as “fen-phen.” Generally, these lawsuits seek damages for personal injury, wrongful death and loss of consortium, as well as punitive damages, under a variety of liability theories including strict products liability, breach of warranty and negligence. IPI did not manufacture either fenfluramine or phentermine, but did distribute the brand equivalent version of phentermine manufactured by Eon Labs Manufacturing, Inc. (Eon) and Camall Company. Although IPI had a very small market share, to date, IPI has been named in approximately 5,546 cases and has been dismissed from approximately 5,184 of these cases, with additional dismissals pending. IPI intends to vigorously defend all of the lawsuits, and while management believes that its defense will succeed, as with any litigation, there can be no assurance of this. Currently Eon is paying for approximately 50% of IPI’s costs in defending these suits and is fully indemnifying IPI against any damages IPI may suffer as a result of cases involving product manufactured by Eon. In the event Eon discontinues providing this defense and indemnity, IPI has its own product liability insurance. While IPI’s insurance carriers have issued reservations of rights, IPI believes that it has adequate coverage. As of September 1, 2004, claims made against us for the first time may not be afforded insurance coverage. Although it is impossible to predict with certainty the outcome of litigation, we do not believe this litigation will have a material adverse impact on our financial condition or results of operation.

     Average Wholesale Price (AWP) Litigation

     A number of counties in the State of New York and the City of New York City have filed complaints against IVAX and IPI and other pharmaceutical companies alleging a scheme to overcharge for prescription drugs paid for by Medicaid, a portion of which is paid for by these New York municipalities. IVAX and IPI have been named as defendants in actions filed by the County of Suffolk, the County of Westchester, the County of Nassau, the County of Onondaga, and the City of New York and in each of these cases, the plaintiff seeks the recovery of unspecified damages, including restitution, treble and punitive damages, civil penalties, interest and attorneys fees. Each of these actions was filed in the United States District Court for the applicable district in New York and, thereafter, was either transferred to the United States District Court for the District of Massachusetts as part of the Pharmaceutical Industry Average Wholesale Price Multi-District Litigation, MDL 1456 (MDL), or is in the process of being transferred to the MDL. The County of Suffolk vs. Abbott Laboratories, Inc. et al. action (Suffolk Action) has been treated as the lead case. In the Suffolk Action the court dismissed IVAX and IPI from the complaint by order dated October 26, 2004. Notwithstanding this dismissal, the County of Suffolk has indicated an intent to file an amended complaint naming IVAX and IPI as defendants. By stipulation of the parties, the remaining New York City and New York county actions are being held in abeyance pending a final ruling on the motions to dismiss the Suffolk Action. We intend to vigorously defend ourselves in these actions.

     IVAX and IPI were named as defendants, along with other generic drug manufacturers, in The Commonwealth of Massachusetts vs. Mylan Laboratories, et al., filed in the United States District Court for the District of Massachusetts (Massachusetts Action). The Massachusetts Action alleges that through fraudulent and deceptive schemes thirteen manufacturers of generic pharmaceuticals caused Massachusetts to overpay pharmacies by inflating the wholesale acquisition cost of drugs. The state seeks unspecified damages, including injunctive relief, restitution, treble damages, civil penalties, interest, attorney fees and investigation and litigation costs. The case is pending before the same judge that is handling the MDL. The defendants in the Massachusetts Action moved to dismiss the complaint and by order dated February 4, 2005, the Court denied the motion in part, granted the motion in part, and deferred ruling in part. An additional ruling on the motion is expected. We intend to vigorously defend ourselves in this action.

     A number of states have filed actions against IVAX and IPI and other pharmaceutical companies alleging schemes to overcharge for prescription drugs paid for by Medicaid. IVAX and IPI have been named as defendants in the following actions filed by the State of Wisconsin, the Commonwealth of Kentucky, the State of Alabama, and the State of Illinois. IVAX and IPI were added as defendants in State of Wisconsin vs. Abbott Laboratories, Inc., et al., Circuit Court of Dane County, Case No. 04 CV 1709 on November 1, 2004. IVAX and IPI were named as defendants in Commonwealth of Kentucky vs. Alpharma, Inc., Franklin Circuit Court, Case No. 04-CI-1487 on November 4, 2004. IVAX and IPI were named as defendants in State of Alabama vs. Abbott Laboratories, Inc., et al., Circuit Court of Montgomery County, Case No. CV-2005-219 on January 26, 2005. IVAX and IPI were named as defendants in The People of the State of Illinois vs. Abbott Laboratories, Inc., Circuit Court of Cook County, Case No. 05CH02474 on February 7, 2005. In each of these actions, the States seek unspecified damages, including treble and punitive damages, interest, civil penalties and attorneys fees. We intend to vigorously defend ourselves in these actions.

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

     United Kingdom Serious Fraud Office Investigation and Related Litigation

     In April 2002, we received notice of an investigation by United Kingdom National Health Service officials concerning prices charged by generic drug companies, including Norton Healthcare Limited, trading as IVAX Pharmaceuticals UK, for penicillin-based antibiotics and warfarin sold in the United Kingdom from 1996 to 2000. This is an investigation by the Serious Fraud Office of the United Kingdom involving all pharmaceutical companies that sold these products in the United Kingdom during this period. According to statements by investigating agencies, the Serious Fraud Office expects to conclude its investigation and anticipates bringing charges by October 2005. There is no indication at this time regarding which companies may be charged.

     In December 2002, the Secretary of State for Health, on behalf of itself and others, filed a civil claim for damages and interest against Norton Healthcare, Norton Pharmaceuticals and other defendants alleging that certain of their actions adversely affected competition in the sale and supply of warfarin in the United Kingdom between 1996 and 2000. This claim seeks damages against all defendants in the approximate aggregate amount of 27.5 million Pounds Sterling (approximately $52.8 million at the December 31, 2004, currency exchange rate), plus interest and costs.

     In December 2003, the Secretary of State for Health, on behalf of itself and others, filed a civil claim for damages and interest against Norton Healthcare, Norton Pharmaceuticals and other defendants alleging that certain of their actions which adversely affected competition in the sale and supply of penicillin in the United Kingdom between 1996 and 2000. This claim seeks damages against all defendants in the approximate amount of 31.4 million Pounds Sterling (approximately $60.3 million at the December 31, 2004, currency exchange rate), plus interest and costs.

     In July 2004, the Secretary of State for Health, on behalf of itself and others, filed a civil claim for damages and interest against Norton Healthcare, Norton Pharmaceuticals and other defendants alleging that certain of their actions adversely affected competition in the sale and supply of ranitidine in the United Kingdom between 1996 and 2000. This claim seeks damages against all defendants in the approximate amount of 69.3 million Pounds Sterling (approximately $132.8 million at the December 31, 2004, currency exchange rate), plus interest and costs.

     Commercial Matters

     On April 22, 2003, we received notice that we were named as a defendant along with approximately 25 other pharmaceutical manufacturers in a complaint filed in the US District Court for the Northern District of Texas by an individual who has filed the action purportedly in the name of the United States government, styled United States of America, ex. rel, Paul King v. Alcon Laboratories, Inc., et al. In this suit, the plaintiff seeks to recover damages for allegedly defrauding and conspiring to defraud the United States government by having made sales of drugs to various federal governmental agencies or causing the United States government to reimburse individuals or entities for drug products that did not comply with Current Good Manufacturing Practices and other regulations and laws. The suit seeks the recovery of treble damages from the defendants, jointly and severally, which plaintiff alleges exceeds thirty billion dollars, plus the recovery of attorneys’ fees, interest, civil penalties, costs, and other relief. On February 23, 2004, plaintiff was granted leave to file a second amended complaint, in response to which we filed a motion to dismiss the action in its entirety. On January 4, 2005, the District Court entered an order dismissing the Second Amended Complaint with prejudice and entered judgment in favor of all the named defendants. It is unclear whether the plaintiff intends to appeal this decision.

     Patent Litigation

     IPI filed ANDA’s under paragraph IV of Hatch-Waxman Act to market and sell various strengths of generic gabapentin capsules and tablets, a product marketed by Warner-Lambert under the trademark Neurontin®. As a result of the filing of these ANDAs, Warner Lambert Company, Pfizer and Godecke Aktiengesellschaft filed three separate suits against us and our affiliates for patent infringement. These three consolidated actions are now pending in the United States District Court for the District of New Jersey. Civil Action No. 00-6073 was filed December 14, 2000, Civil Action No. 01-0193 was filed January 12, 2001 and Civil Action No. 01-1537 was filed February 3, 2001. The three suits have been consolidated in a multidistrict litigation in the District of New Jersey with several other cases brought by plaintiffs against other companies seeking to market generic gabapentin. We, along with the other defendants in the consolidated actions, moved for summary judgment of non-infringement and invalidity of Warner-Lambert’s patents on various grounds. Oral argument on these motions were held in November 2004. In August 2004, based on our decision to begin commercial sales of non-AB-rated gabapentin tablets, Warner-Lambert sought a temporary restraining order and a preliminary injunction in an effort to prevent us from doing so. Warner-Lambert’s request was denied, and we commenced commercial sale of our non-AB-rated gabapentin tablets on August 18, 2004. We also intend to commence commercial sales of the AB-rated gabapentin capsules and tablets shortly prior to the expiration of applicable Hatch-Waxman exclusivity periods as a result of a settlement reached with the generic manufacturer awarded the exclusivity by the FDA. While we expect to be successful in our defense, in the event the court determines that we infringed a valid patent of Warner-Lambert’s in our sales of gabapentin, it will result in an injunction against us preventing further sales and substantial damages which could exceed our profit or selling price for these products.

     Environmental Matters

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

     On November 3, 2004, API received a Notice of Deficiency whereby the EPA states that it is the agency’s position that one of the incinerators at the company’s plant must be decontaminated and closed pursuant to 40 CFR § 264.351. EPA bases its position on the company’s failure to present a Notice of Intent to Comply (NIC) with MACT for such incinerator (due in 1999). API agreed to submit a revised Closure Plan for EPA’s review and approval and a revised RCRA Part B application reflecting this closure was filed on February 15, 2005. At this time we are waiting for the agency’s response.

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

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the quarter ended December 31, 2004.

Executive Officers of the Registrant

     Set forth below are the names, ages, positions held and business experience during the past five years of our executive officers as of March 1, 2005. Officers serve at the discretion of the Board of Directors. There is no family relationship between any of the executive officers, and there is no arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was selected.

Thomas Beier

     Thomas Beier, age 59, has served as our Senior Vice President — Finance and Chief Financial Officer since October 1997. From December 1996 to October 1997, he served as our Vice President - Finance. Prior to joining us, he served as Executive Vice President and Chief Financial Officer of Intercontinental Bank from 1989 until August 1996.

Frank Condella, Jr.

     Frank Condella, Jr., age 50, has served as our President, IVAX Pharmaceuticals Europe since July 2003 and Managing Director of Norton Healthcare Limited since July 2002. From January 2000 to October 2001, he was President and Chief Executive Officer of Faulding Pharmaceuticals, F.H. Faulding, Ltd. Adelaide, S.A. Australia and from January 1996 to January 2000, he was a Vice President of Roche Laboratories, Inc.

Rafick Henein, Ph.D.

     Rafick Henein, age 64, has served as one of our Senior Vice Presidents and as the President and Chief Executive Officer of IVAX Pharmaceuticals, Inc., our principal United States-based brand equivalent pharmaceutical subsidiary, since July 1997. He held various positions in the Novopharm Limited organization (pharmaceuticals) since 1988, rising to the position of President and Chief Executive Officer of Novopharm International in 1996.

Neil Flanzraich

Neil Flanzraich, age 61, has served as our Vice Chairman and President since May 1998. He was a shareholder and served as Chairman of the Life Sciences Legal Practices Group of Heller Ehrman White & McAuliffe from 1995 to 1998. From 1981 to 1994, he served in various capacities at Syntex Corporation (pharmaceuticals), most recently as its Senior Vice President, General Counsel and a member of the Corporate Executive Committee. From 1994 to 1995, after Syntex Corporation was acquired by Roche Holding Ltd., he served as Senior Vice President and General Counsel of Syntex (U.S.A.) Inc., a Roche subsidiary. He is a director of IVAX Diagnostics, Inc. (diagnostic reagent kits), a subsidiary of ours, Continucare Corporation (health care) and RAE Systems, Inc. (gas detection and security monitoring systems).

Phillip Frost, M.D.

     Phillip Frost, age 68, has served as our Chairman of the Board of Directors and Chief Executive Officer since 1987. He served as our President from July 1991 until January 1995. He was the Chairman of the Department of Dermatology at Mt. Sinai Medical Center of Greater Miami, Miami Beach, Florida

from 1972 to 1990. Dr. Frost was Chairman of the Board of Directors of Key Pharmaceuticals, Inc. from 1972 to 1986. He is Chairman of the Board of Directors of IVAX Diagnostics, Inc. (diagnostic reagent kits), a subsidiary of ours. He is a director of Continucare Corporation (health care) and Northrop Grumman Corp. (aerospace). He is a member of the Board of Trustees of the University of Miami and a member of the Board of Governors of the American Stock Exchange.

Jane Hsiao, Ph.D.

     Jane Hsiao, age 57, has served as our Vice Chairman-Technical Affairs since February 1995, as our Chief Technical Officer since July 1996, and as Chairman, Chief Executive Officer and President of DVM Pharmaceuticals, Inc., our veterinary products subsidiary, since March 1998. From 1992 until February 1995, she served as our Chief Regulatory Officer and Assistant to the Chairman, and as Vice President-Quality Assurance and Compliance of IVAX Research, Inc., our principal proprietary pharmaceutical subsidiary. From 1987 to 1992, Dr. Hsiao was Vice President-Quality Assurance, Quality Control and Regulatory Affairs of IVAX Research, Inc. She is a director of IVAX Diagnostics, Inc. (diagnostic reagent kits), a subsidiary of ours.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

     Our common stock is traded on the American Stock Exchange and the Warsaw Stock Exchange under the symbol “IVX,” and on the London Stock Exchange under the symbol “IVX.L.” As of the close of business on February 28, 2005, there were approximately 3,660 holders of record of our common stock. The following table sets forth the high and low sales price of a share of our common stock for each quarter in 2004 and 2003 as reported by the American Stock Exchange:

2004	High	Low
First Quarter	$21.46	$17.81
Second Quarter	19.83	16.93
Third Quarter	20.76	16.03
Fourth Quarter	19.69	13.42

2003	High	Low
First Quarter	$10.12	$8.49
Second Quarter	15.96	9.96
Third Quarter	16.36	13.22
Fourth Quarter	19.40	14.16

     We did not pay cash dividends on our common stock during 2003 or 2004 and we do not intend to pay any cash dividends in the foreseeable future.

     Information regarding our equity compensation plans is set forth under page F-37 of this report.

     Between August 2000 and March 2002, our Board of Directors increased its authorization of share repurchases under our previously announced share repurchase program by 28.1 million shares. In 2004 we made no repurchases of shares of our common stock.

Item 6. Selected Financial Data

     The following table sets forth selected historical financial data as of and for the years ended December 31, 2004, 2003, 2002, 2001 and 2000, that has been derived from, and is qualified by reference to, our audited consolidated financial statements. The information set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes thereto included elsewhere in this report.

	Year Ended December 31,
	2004(1)	2003(2)	2002	2001(5)	2000
OPERATING DATA
Net revenues	$1,837,418	$1,420,339	$1,197,244	$1,215,377	$793,405
Cost of sales (excluding amortization, which is presented below)	985,125	781,383	663,708	583,588	409,903

Gross profit	852,293	638,956	533,536	631,789	383,502
Selling	272,569	212,192	168,952	143,629	92,032
General and administrative	162,391	122,414	118,416	110,477	84,900
Research and development	141,604	108,347	76,041	88,015	65,331
Amortization	22,488	19,719	16,158	19,412	9,042
Restructuring costs (reversal of accrual)	1,374	3,706	4,242	2,367	(4,535)

Operating income	251,867	172,578	149,727	267,889	136,732
Interest income	5,545	3,710	8,090	21,249	13,986
Interest expense	(41,424)	(43,608)	(48,639)	(41,791)	(14,624)
Other income, net	5,836	11,738	60,321	49,637	15,243
Income taxes	23,757	45,559	51,742	54,065	13,214
Minority interest	(40)	188	838	344	(608)

Income from continuing operations	198,027	99,047	118,595	243,263	137,515
Income from discontinued operations (3)	—	22,204	—	—	—
Cumulative effect of accounting change (4)	—	—	4,161	—	(6,471)

Net income	$198,027	$121,251	$122,756	$243,263	$131,044

Basic earnings per common share:
Continuing operations	$0.79	$0.41	$0.49	$0.98	$0.56
Discontinued operations (3)	—	0.09	—	—	—
Cumulative effect of accounting change (4)	—	—	0.02	—	(0.03)

Net earnings	$0.79	$0.50	$0.51	$0.98	$0.53

Diluted earnings per common share:
Continuing operations	$0.75	$0.40	$0.48	$0.95	$0.54
Discontinued operations (3)	—	0.09	—	—	—
Cumulative effect of accounting change (4)	—	—	0.02	—	(0.03)

Net earnings	$0.75	$0.49	$0.50	$0.95	$0.51

Weighted average number of common shares outstanding:
Basic	249,250	244,532	243,796	248,874	245,345
Diluted	268,792	248,625	246,722	255,798	255,073
Cash dividends per common share	$—	$—	$—	$—	$—

BALANCE SHEET DATA
Working capital	$943,222	$509,167	$447,154	$597,578	$438,490
Total assets	3,212,019	2,372,934	2,047,759	2,105,449	1,068,186
Total long-term debt, net of current portion	1,057,843	855,335	872,339	913,486	253,755
Shareholders’ equity	$1,490,329	962,311	684,863	718,354	484,120

(1)	Includes the post-acquisition results of companies acquired, either directly or indirectly, primarily Corporacion Medco S.A.C. and Botica Torres de Limatambo S.A.C. on June 2, 2004 and Kutnowskie Zaklady Farmaceutyczne “POLFA” SA on December 15, 2004. Also includes the effects of positive resolution of previously accrued potential service level claims, which increased net revenues and gross profit by $8.1 million and our tax provision by $3.0 million, and reversal of $8.6 million of tax reserves, relating to prior years’ tax issues at three of our foreign subsidiaries, that on review were determined to no longer be necessary, partially offset by $2.8 million of additional valuation allowance recorded against a deferred tax asset at another European subsidiary. The total impact of these changes increased net income by $10.9 million, or $0.04 per diluted share.

(2)	Includes the post-acquisition results of companies acquired, primarily API Industries, Inc. on January 24, 2003, and a branded respiratory business in Europe on October 1, 2003. Also includes the effects of improvements in our return and customer inventory experience, doubtful accounts and analysis of tax reserves that increased net revenues by $13.7 million, reduced cost of sales by $0.8 million, reduced bad debt expense by $3.7 million, reduced the income tax provision by $2.7 million, increased net income by $14.0 million and increased diluted earnings per share by $0.06.

(3)	The discontinued operations in 2003 relates to a number of agreements, for certain patent and product rights and settlement of litigation related to a contingent sale price dispute from our 1997 sale of McGaw, Inc. to B. Braun Melsungen AG.

(4)	The cumulative effect of a change in accounting principle relates to adoption of Statement of Financial Accounting Standards No. 142 in 2002 and Securities and Exchange Commission Staff Accounting Bulletin No. 101 in 2000.

(5)	Includes the post-acquisition results of companies acquired, primarily Laboratorio Chile S.A. on July 5, 2001, IVAX Scandinavia AB on March 13, 2001, and IVAX Pharmaceuticals Mexico, S.A. de C.V. on February 9, 2001, all of which were accounted for under the purchase method of accounting.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under the captions Risk Factors and Safe Harbor Statement under the Private Securities Litigation Return Act of 1995 in Item 1 of this Form 10-K. In addition, the following discussion and analysis should be read in conjunction with the 2004 Consolidated Financial Statements and the related Notes to Consolidated Financial Statements included elsewhere in this report.

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

Results of Operations

Overview

     We generated strong revenue growth in 2004 principally due to increased demand, new product launches and the acquisition of businesses. Our revenue growth was also driven by a $25.5 million milestone payment earned under a product collaboration and development agreement with Mayne Group Limited for the marketing and distribution of our injectable paclitaxel product in Europe. Stronger currencies in Europe relative to the dollar also contributed to revenue growth in 2004. During 2004, we continued to invest in our future. We invested $60.4 million more in sales and marketing than in 2003, an increase of 29%, and $33.3 million more in research and development than in 2003, an increase of 31%. Despite these investments, our operating income increased by 46%, from $172.6 million in 2003 to $251.9 million in 2004. During 2004, we acquired, indirectly or directly, Corporacion Medco S.A.C. (Medco), a Peruvian pharmaceutical company, Botica Torres de Limatambo S.A.C. (BTL), a company with a chain of pharmacies in Peru, and approximately 98% of Kutnowskie Zaklady Farmaceutyczne “POLFA” SA (Polfa Kutno), a Polish pharmaceutical company.

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

     On April 28, 2004, we received final approval and confirmation of our first to file status from the FDA on gabapentin tablets in 100 mg, 300 mg and 400 mg dosage strengths. The tablet formulation at these strengths is not currently marketed. We were not first to file on the five currently marketed dosage forms of this product. On August 18, 2004, we launched gabapentin tablets in 100 mg, 300 mg and 400 mg strengths to selected customers. In October 2004, three competitors began selling generic gabapentin capsules, which are AB rated with the branded product and therefore, can be automatically substituted. A trial date for the litigation regarding whether our products infringe a patent held by Pfizer has not yet been scheduled, though oral argument on summary judgment motions pending in the case were heard in November 2004. We also intend to commence commercial sales of the AB-rated gabapentin capsules and tablets shortly prior to the expiration of applicable Hatch-Waxman exclusivity periods as a result of a settlement reached with the generic manufacturer awarded the exclusivity by the FDA.

     On September 30, 2004, we received UK approval of QVAR® in our patented Easi-breathe™ device and began selling the product in the fourth quarter of 2004. On October 29, 2004, we received FDA approval for our NDA for CFC-free albuterol in a standard metered-dose inhaler and launched the product in December 2004.

     As part of our ongoing business strategy, we enter into collaborative alliances, which we believe allow us to exploit our drug discovery and development capabilities or provide us with intellectual property and technologies. Many of these alliances involve licenses to other companies relating to technologies or compounds under development and, in some cases, finished products. These licenses permit us to reduce our development costs and often involve the receipt of an up-front payment and fees upon completion of certain development milestones and also, generally, provide for royalties based on sales of the products. We have received significant payments in the past from these arrangements. We expect that milestone, developmental, royalty and other payments under existing and new collaboration and license agreements with other parties will continue to be an important part of our business. Our future net revenues and profits will depend and will fluctuate from period to period, in part, based upon our ability to replace or renew license fees, royalties and development service fees as the related agreements expire or are terminated. We expect that our future net revenues and profits will also depend upon:

•	our ability to obtain and maintain FDA approval of our manufacturing facilities;

•	our ability to maintain a pipeline of products in development;

•	our ability to achieve the milestones specified in our license and development agreements;

•	our ability to manufacture, obtain and maintain a sufficient supply of products to meet market demand, retain our customers and meet contractual deadlines and terms;

•	our ability to develop and rapidly introduce new products and to introduce existing products into new territories;

•	the timing of clinical trials and other research and development expenses;

•	the timing of regulatory approval of such products;

•	the availability and cost of raw materials required to manufacture such products;

•	market acceptance and demand for new pharmaceutical products or alternative formulations of existing pharmaceutical products we may develop or sell;

•	our ability to manufacture such products efficiently;

•	the number and timing of regulatory approvals of competing products;

•	the impact of competition from brand name companies that sell or authorize the sale of their own generic products or successfully extend the exclusivity period of their branded products;

•	the impact of competitive pricing pressures within the generic pharmaceutical industry;

•	the impact of health care reform initiatives in the United States and abroad, particularly as governments seek to contain increases in the costs of health care;

•	the impact of pharmaceutical industry regulations or pending legislation that could affect the pharmaceutical industry;

•	the outcome and timing of legal proceedings, particularly those related to Hatch-Waxman Act exclusivity and patent infringement cases;

•	court and FDA decisions on exclusivity periods;

•	our ability to forecast inventory levels and trends at our customers and their end-customers; and

•	our and our competitors’ pricing and chargeback policies.

     We are spending a substantial amount of management time and resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new Securities and Exchange Commission regulations and the American Stock Exchange rules. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal control systems, and attestations as to the effectiveness of these systems by our independent public accounting firm. Included in this report on Form 10-K is a report of our management on the effectiveness of internal controls and an attestation report of our independent auditors with respect thereto. However, we expect to continue to expend significant management time and resources documenting and testing our internal control systems and procedures. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to maintain an effective internal control environment could have a material adverse effect on the market price of our stock.

     Net Revenues and Gross Profit

     The composition of the change in net revenues for the year ended December 31, 2004, compared to the year ended December 31, 2003 (Current Year) and for the year ended December 31, 2003, compared to the year ended December 31, 2002 (Prior Year), by region was as follows (in millions):

	Current Year			Prior Year
	2004	2003	%Change*	2003	2002	%Change *
North America	$859.7	$650.6	32%	$650.6	$508.6	28%
Europe	704.0	532.4	32%	532.4	454.4	17%
Latin America	315.8	251.9	25%	251.9	229.1	10%
Corporate and other	(42.1)	(14.6)	* *	(14.6)	5.1	* *

Total net revenues	$1,837.4	$1,420.3	29%	$1,420.3	$1,197.2	19%

*	% change based on unrounded numbers

**	Not meaningful

     The composition of the change in the provisions for sales returns and allowances for the Current Year and for the Prior Year by region was as follows (in millions):

	Current Year			Prior Year
	2004	2003	% Change*	2003	2002	% Change*
North America	$752.4	$566.4	33%	$566.4	$576.3	(2)%
% of gross product sales	47%	47%		47%	55%
Europe	65.1	41.1	58%	41.1	51.2	(20)%
% of gross product sales	9%	8%		8%	11%
Latin America	56.5	36.3	56%	36.3	33.8	7%
% of gross product sales	15%	13%		13%	13%

*	% change based on unrounded numbers

     The composition of the components of the variance in net revenues for the Current Year and for the Prior Year by region was as follows (in millions):

	Current Year				Prior Year
	Product Sales		Other	Currency	Product Sales		Other	Currency
	Price	Volume	Revenue	Exchange	Price	Volume	Revenue	Exchange
North America	$(49.6)	$277.3	$(18.6)	$—	$55.9	$94.3	$(8.2)	$—
Europe	(8.2)	73.8	32.2	73.8	(11.0)	56.2	(22.3)	55.1
Latin America	24.6	38.1	2.0	(0.8)	18.3	26.2	(0.3)	(21.4)

     The increase in North American net revenues during 2004, as compared to the prior year, was primarily due to volume increases, including the launch of new generic products, partially offset by price decreases from product and customer mix and a decrease in other revenues, primarily product collaboration and development fees received in 2003. Our 2004 net revenues benefited from our limited competition with respect to sales of metformin HCl Extended Release and glyburide/metformin HCl, although sales and gross profit for both products were adversely impacted by sales of an authorized generic version of the branded product concurrently with our launch of the products. The period of limited competition for metformin HCl Extended Release expired in May 2004, and for glyburide/metformin HCl expired in November 2004. Sales and gross profit for metformin HCl Extended Release and glyburide/metformin HCl declined significantly following expiration of our limited competition period. Additionally, while we launched our gabapentin product prior to resolution of patent litigation during the third quarter of 2004, the amount of our sales and gross profit for this product were significantly impacted by three competitors entering the market shortly after our launch. We anticipate that pricing and competitive pressures will continue to adversely impact our revenues and gross profit from sales of generic pharmaceutical products in North America. Our net revenues and gross profit also benefited by $8.1 million for the year ended December 31, 2004, due to positive resolution of previously accrued service level claims (See Application of Critical Accounting Policies).

     The increase in North American net revenues during 2003, as compared to the prior year, was due to the impacts of price and volume increases, including the launch of new generic products, partially offset by a decrease in other revenues, primarily product collaboration and development fees. Our net revenues and gross profit also benefited by $13.7 million for the year ended December 31, 2003, due to changes in sales returns and allowances as a result of an improvement in our return and customer inventory experience (See Application of Critical Accounting Policies).

     The increase in European net revenues during 2004, as compared to the prior year, was primarily due to volume increases, including the launch of new and acquired products, and favorable effects of currency exchange rates, partially offset by price decreases. Pricing pressures are expected to continue to impact our revenues and gross profit from sales of generic pharmaceutical products in Western Europe. Other revenues included a $25.5 million milestone payment in the first quarter of 2004 and a $5.0 million milestone payment in the second quarter of 2004 earned under two separate product collaboration and development agreements and amortization of previously deferred up-front payments compared to a $6.0 million milestone payment received in the second quarter of 2003.

     The increase in European net revenues during 2003, as compared to the prior year, was primarily due to the favorable effects of currency exchange rates and the impact of volume increases, partially offset by the impact of price decreases and a decrease in other revenue, primarily due to reduced product collaboration and development fees of $22.1 million and a decrease in various other revenues of $6.2 million, partially offset by a $6.0 million milestone payment received in the second quarter of 2003 under a license and development agreement.

     The increase in Latin American net revenues during 2004, as compared to the prior year, was primarily due to the operations of BTL and Medco, which were indirectly acquired in the second quarter of 2004, as well as price increases primarily in two countries.

     The increase in Latin American net revenues during 2003, as compared to the prior year, was primarily due to the impacts of price and volume increases, partially offset by unfavorable effects of currency devaluations and a decrease in other revenues.

     The composition of the change in our consolidated net revenues and gross profit for the Current Year and for the Prior Year was as follows (in millions):

	Current Year			Prior Year
	2004	2003	% Change*	2003	2002	% Change*
Net revenues	$1,837.4	$1,420.3	29%	$1,420.3	$1,197.2	19%
Cost of sales (excludes amortization)	985.1	781.4	26%	781.4	663.7	18%

Gross profit	$852.3	$638.9	33%	$638.9	$533.5	20%

% of net revenues	46.4%	45.0%		45.0%	44.6%

* % change based on unrounded numbers

     The improvement in our gross profit percentage (excluding amortization) for the year ended December 31, 2004, was primarily due to the increase in other revenues earned under product collaboration and development agreements. During the year ended December 31, 2004, our consolidated net revenues and gross profit benefited by $8.1 million from the positive resolution of previously accrued potential service level claims. As discussed above, we expect continued pressure on our gross profit related to sales of generic pharmaceutical products in North America and Western Europe as competition continues to intensify in these markets. Amortization of intangibles related to acquired developed drugs is not included in cost of sales.

     During the year ended December 31, 2003, our gross profit benefited as a result of an improvement in our return and customer inventory experience increasing net revenues by $13.7 million, due to changes in sales returns and allowances, and reducing cost of sales by $0.8 million due to a change in estimate of inventory obsolescence.

     Operating Expenses

     The composition of the change in consolidated operating expenses for the Current Year and for the Prior Year was as follows (in millions):

	Current Year			Prior Year
	2004	2003	% Change *	2003	2002	% Change *
Selling	$272.6	$212.2	28%	$212.2	$169.0	26%
% of net revenues	14.8%	14.9%		14.9%	14.1%
General and administrative	162.4	122.4	33%	122.4	118.4	3%
% of net revenues	8.8%	8.6%		8.6%	9.9%
Research and development	141.6	108.3	31%	108.3	76.0	43%
% of net revenues	7.7%	7.6%		7.6%	6.4%
Amortization	22.5	19.8	14%	19.8	16.2	22%
Restructuring	1.3	3.7	(63)%	3.7	4.2	(13)%

Total operating expenses	$600.4	$466.4	29%	$466.4	$383.8	22%

* % change based on unrounded numbers

     Selling expenses increased in 2004, as compared to 2003, primarily due to increases in the sales forces and selling efforts related to the branded respiratory products we acquired in Europe in the fourth quarter of 2003 and acquisitions of businesses in Latin America in the second quarter of 2004. The increase in selling expenses in 2003, as compared to 2002, was primarily attributable to higher expenses associated with the expansion of our United States proprietary respiratory sales force and an increase in the European sales force from the acquisition of a branded respiratory business on October 1, 2003.

     General and administrative expenses increased in 2004, as compared to 2003, primarily due to professional fees for services related to Sarbanes-Oxley Act compliance and due diligence associated with acquisition activities, $9.0 million of start-up costs for two production facilities, one of which had not begun production as of December 31, 2004, acquisitions of products and businesses during 2004 and the fourth quarter of 2003, and incentive compensation. In the fourth quarter of 2004, we reached a settlement of claims we made against the seller of a company acquired in 2001. Since the claims involved breach of representations and warranties under the purchase agreement, the settlement of $10.7 million, primarily cash plus the fair market value of land to be received, was recorded as a reduction of general and administrative expenses in the fourth quarter of 2004. The increase in general and administrative expenses in 2003, as compared to 2002, was primarily attributable to general and administrative expenses from the operations of API Industries, Inc. (API, formerly ChemSource Corporation), which we acquired on January 24, 2003, and of the branded respiratory business in Europe, which was acquired on October 1, 2003, and a $1.5 million severance payment to an executive officer who retired during the year, partially offset by $5.4 million of net legal settlements we received during 2003 and changes in our allowance for doubtful accounts.

     The increase in research and development expenses in 2004, as compared to 2003, and in 2003, as compared to 2002, was primarily attributable to an increase in various research and development projects and bio-study costs in North America and Europe. Our future level of research and development expenditures are expected to depend on, among other things, the timing and outcome of clinical testing of products under development, the timing and impact of patent challenges and litigation, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions, collaborative alliances and liquidity.

     During 2004, the restructuring costs incurred consisted primarily of employee termination benefits, relating primarily to our United Kingdom and Peruvian operations. During 2003, the restructuring costs incurred, consisted primarily of employee termination benefits, relating primarily to Europe and Chile. During 2002, the restructuring costs incurred consisted primarily of employee termination benefits.

     Other Income (Expense)

     The composition of the change in consolidated other income (expense) for the Current Year and for the Prior Year was as follows (in millions):

	Current Year			Prior Year
	2004	2003	% Change *	2003	2002	% Change *
Interest income	$5.5	$3.7	49%	$3.7	$8.1	(54)%
Interest expense	(41.4)	(43.6)	(5)%	(43.6)	(48.6)	(10)%
Other income, net	5.8	11.7	(50)%	11.7	60.3	(81)%

Total other expense	$(30.1)	$(28.2)	7%	$(28.2)	$19.8	* *

* % change based on unrounded numbers

** Not meaningful

     The changes in interest expense in 2004, as compared to 2003, were primarily due to our issuance on March 3, 2004, of $400.0 million of 1.5% Convertible Senior Notes (Old 1.5% Notes), the redemption on May 18, 2004, of our outstanding $249.0 million of 5.5% Convertible Senior Subordinated Notes (5.5% Notes), our issuance on December 22, 2004, of $333.0 million of 1.875% Convertible Senior Notes (1.875% Notes) and the repurchase on December 22, 2004, of $250.0 million of 4.5% Convertible Senior Subordinated Notes (4.5% Notes). See Liquidity and Capital Resources for additional information related to these financing transactions.

     The decrease in interest income and interest expense in 2003, as compared to 2002, is primarily due to the early extinguishment of debt.

     Other income, net decreased $5.9 million for the year ended December 31, 2004, compared to the prior year. In the second quarter of 2004, we wrote off $8.5 million in redemption premium and debt issuance costs in connection with the redemption of the 5.5% Notes. In the fourth quarter of 2004, we wrote off $3.2 million in debt issuance costs and recognized a pretax gain on repurchase of the 4.5% Notes of $3.8 million. We realized $2.3 million of gains on the repurchase of indebtedness in the prior year. In addition, during 2004 we recorded $8.0 million of foreign currency losses compared to $10.0 million of foreign currency losses in the prior year. During 2004, we earned $15.9 million of royalty and other payments recorded as additional consideration for the 1997 sale of certain rights in Elmiron® to Ortho-McNeil Pharmaceutical, Inc. (OMP), a subsidiary of Johnson & Johnson, compared to $12.8 million in the prior year.

     Other income, net decreased $48.6 million for the year ended December 31, 2003, compared to the prior year. During 2003, we realized gains of $2.3 million on the repurchase of indebtedness compared to $17.3 million in 2002. We incurred $10.0 million of net foreign currency losses in 2003 compared to $1.1 million in 2002. During 2002, we realized a gain of $6.3 million on the sale of certain intangible assets in the Czech Republic. We also earned $12.8 million in 2003 of royalty and other payments recorded as additional consideration for the 1997 sale of certain rights in Elmiron® to OMP compared to $35.2 million in 2002.

     During the fourth quarter of 2002, we received $20.0 million in connection with certain amendments to the contract for the 1997 sale of Elmiron® with OMP which acquired ALZA Corporation (ALZA) in 2002. We originally entered into an agreement to sell to ALZA certain rights in Elmiron® in 1997. This agreement provided, in part, for the payment of milestones and royalties on sales of Elmiron®. Upon acquisition of ALZA by OMP, representatives of OMP made it clear to us that they believed that the existing royalty structure, which provided for escalating royalties at certain sales levels, created a disincentive towards the continued growth of, and their investment in, the product. In order to address these issues, in exchange for minimum guaranteed royalties through 2006, we agreed to forego our rights to receive increased royalty payments upon sales of Elmiron® by OMP beyond certain sales levels and reduced the royalty rates we would receive at other sales levels. We also provided for the orderly transition of the manufacture of Elmiron® to OMP. As the $20.0 million payment was nonrefundable and since we have no other obligations under the agreement other than those related to the manufacture of Elmiron® on fair market terms, we determined that the $20.0 million up-front payment on the amendment is the culmination of a separate earnings process and recorded the payment as additional proceeds from the 1997 sale of Elmiron® to OMP. (See Application of Critical Accounting Policies). We will continue to receive payments from OMP over the next several years based upon sales of Elmiron® by OMP.

     Net Income

     The composition of the change in our consolidated income for the Current Year and for the Prior Year was as follows (in millions, except per share data):

	Current Year				Prior Year
	2004	2003	% Change*		2003	2002	% Change*
Income from:
Continuing operations	$198.0	$99.1	100%		$99.1	$118.6	(17)%
Discontinued operations	—	22.2	*	*	22.2	—	*	*
Cumulative effect of accounting change	—	—	*	*	—	4.2	*	*

Net income	$198.0	$121.3	63%		$121.3	$122.8	(1)%

* % change based on unrounded numbers

** Not meaningful

	Current Year
	Basic Earnings		Diluted Earnings
	2004	2003	2004	2003
Earnings per common share:
Continuing operations	$0.79	$0.41	$0.75	$0.40
Discontinued operations	—	0.09	—	0.09

Net earnings	$0.79	$0.50	$0.75	$0.49

     Our tax provision and net income benefited by $27.0 million in 2004 due to the merger of two of our subsidiaries (See Income Taxes). During 2004, our net revenues and gross profit also benefited by $8.1 million, $5.1 million net of tax, due to the positive resolution of previously accrued potential service level claims. In addition, our tax provision and net income benefited by net changes of $5.7 million from the reversal of $8.6 million of tax reserves, relating to prior years’ tax issues at three of our foreign subsidiaries, that on review were determined to no longer be necessary, partially offset by $2.8 million of additional valuation allowance recorded against a deferred tax asset at another European subsidiary (See Income Taxes). The total impact of these changes increased net income by $10.9 million, or $0.04 per diluted share. During 2003, as a result of improvements in our return and customer inventory experience, doubtful accounts and analysis of tax reserves, our estimates of product returns and other sales allowances, inventory obsolescence, allowance for doubtful accounts and income tax exposures decreased and, accordingly, we recognized increased net revenues, reduced cost of sales, reduced bad debt expense and reduced income tax provision. During the year ended December 31, 2003, these changes increased net revenues by $13.7 million, reduced cost of sales by $0.8 million, reduced bad debt expense by $3.7 million, reduced the income tax provision by $2.7 million, increased net income by $14.0 million and increased diluted earnings per share by $0.06. See Recently Issued Accounting Standards for a discussion of the impact of EITF Issue No. 04-8 on our calculation of diluted earnings per share in 2004.

	Prior Year
	Basic Earnings		Diluted Earnings
	2003	2002	2003	2002
Earnings per common share:
Continuing operations	$0.41	$0.49	$0.40	$0.48
Discontinued operations	0.09	—	0.09
Cumulative effect of accounting change	—	0.02	—	0.02

Net earnings	$0.50	$0.51	$0.49	$0.50

     During the second quarter of 2003, we recorded income from discontinued operations of $22.2 million, net of tax of $12.8 million, or $0.09 per diluted share, resulting from a number of agreements for certain patent and product rights and the settlement of litigation related to a contingent sale price dispute from our 1997 sale of McGaw, Inc. to B. Braun Melsungen AG. Under these agreements, we received $13.9 million of cash, net of related expenses incurred in 2003, and recorded a current tax payable of $5.1 million. In addition, the agreements provide for additional payments totaling $25.5 million due in five approximately equal annual installments, which were recorded as a receivable discounted at 4%. We also accrued $1.6 million of additional fees related to the settlement and a deferred tax liability of $7.7 million. As of January 1, 2002, we recorded a cumulative change in accounting principle credit in the amount of $4.2 million, or $0.02 per diluted share, in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations.

     Foreign Currency

     Our sales by subsidiaries located outside the United States accounted for approximately 51% of our worldwide sales in 2004 and 2003. The majority of these sales were denominated in currencies of the local country. As such, our reported profits and cash flows are exposed to changes in currency exchange rates. If the United States dollar weakens relative to the foreign currency, the earnings generated in the foreign currency will, in effect, increase when converted into United States dollars and vice versa. As a result of exchange rate differences, net revenues increased by $73.6 million for the year ended December 31, 2004, as compared to the year ended December 31, 2003, and increased by $34.8 million for the year ended December 31, 2003, as compared to the year ended December 31, 2002.

Recently Issued Accounting Standards

     On September 30, 2004, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached a conclusion on Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share, concluding that contingently convertible debt instruments should be included in diluted earnings per share computations (if dilutive) regardless of whether the market price trigger (or other contingent feature) has been met. This consensus is effective for reporting periods ending after December 15, 2004, and requires prior period earnings per share amounts presented for comparative purposes to be restated utilizing a transition method. The transition method agreed upon by the EITF is a modified restatement approach that results in a company applying the consensus to the terms of the security at the adoption date. As such, if the terms of the security are changed prior to the adoption date, it is the changed terms to which the consensus is applied. We adopted the consensus in the fourth quarter of 2004. The impact of adoption has reduced our reported diluted earnings per share for each of the three month periods ended March 31, 2004, June 30, 2004, and December 31, 2004, by $0.01 per share and for the year ended December 31, 2004 by $0.03 per share. There was no impact on the prior years’ reported diluted earnings per share. In response to the adoption of the consensus, on February 23, 2005, we completed an exchange offer pursuant to which we offered to exchange each $1,000 principal amount of our outstanding 1.5% convertible senior notes due 2024 (Old 1.5% Notes) that was validly tendered and accepted for exchange for (i) $1,000 principal amount of our new 1.5% convertible senior notes due 2024 (New 1.5% Notes); and (ii) a one-time cash payment equal to $2.50 per $1,000 principal amount of such Old 1.5% Notes validly tendered and accepted for exchange. The New 1.5% Notes are substantially identical to the Old 1.5% Notes except that the New 1.5% Notes contain a “net share settlement” feature under which we committed to pay up to the principal amount of the New 1.5% Notes in cash upon conversion. As a result, we believe we will be able to account for the New 1.5% Notes under the “treasury stock” method, which is generally expected to be less dilutive to earnings per share than the “if- converted” method prescribed by EITF Issue No. 04-8.

     On November 24, 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material to be recognized as current period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. It is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The impact of adoption of this statement is not expected to be significant.

     On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which addresses the accounting for transactions in which an entity exchanges it equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It requires compensation costs related to share-based payment transactions to be recognized in the financial statements. It applies to all awards granted after the effective date and is not applied to awards granted in periods before the effective date, except to the extent that the prior periods’ awards are modified, repurchased or cancelled after the date. This Statement can be adopted under two methods, the modified prospective or the modified retrospective applications. Under the modified prospective application, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the effective date should be recognized as the requisite service is rendered on or after the effective date. The compensation cost for that portion of awards should be based on the grant-date fair value of those awards as calculated for either recognition or pro forma disclosure under SFAS No. 123. Changes to the grant-date fair value of awards granted before the effective date of this Statement are precluded. The compensation cost for those earlier awards should be attributed to periods beginning on or after the effective date of this Statement using the attribution method that was used under SFAS No. 123, except that the method of recognizing forfeitures only as they occur should be continued. Any unearned or deferred compensation related to those earlier awards should be eliminated against the appropriate equity accounts. The modified retrospective application may be applied to all prior years that SFAS No. 123 was effective or only to prior interim periods in the year of initial adoption if the effective date of SFAS No. 123 (as revised) does not coincide with the beginning of the fiscal year. It is effective as of the first interim or annual reporting period that begins after June 15, 2005. The cumulative effect of the initial application of this Statement, if any, is to be recognized as of the effective date. Upon adoption, we will be required to reclassify excess tax benefits, as defined in the Statement, from stock option exercises from Cash flows from operating activities to Cash flows from financing activities in the Consolidated Statement of Cash Flows. We expect that under the modified prospective method of adoption, during the second half of 2005 we will be required to record additional compensation expense of approximately $2.6 million, net of tax, for unvested awards that were outstanding as of December 31, 2004. We also expect that compensation expense will be required to be recorded for future awards of share-based payments, including employee stock purchases under our Employee Stock Purchase Plan, if not amended prior to adoption.

     On December 20, 2004, our Compensation Committee accelerated the vesting of all of our unvested stock options previously awarded to officers and employees which had an exercise price greater than $15.39, the closing price of our common stock on the American Stock Exchange on December 20, 2004. As a result of the acceleration, options to acquire approximately 8.2 million shares of our common stock (representing approximately 29% of the total outstanding options), which otherwise would have vested from time to time over the next 46 months, became immediately exercisable. Approximately 65% of the accelerated options would have vested in any event over the next 15 months. If we had already adopted the fair value method, the acceleration of the options would have increased compensation expense $38.8 million in 2004 and would have decreased compensation expense $18.3 million in 2005, $10.0 million in 2006, $9.0 million in 2007 and $2.0 million in 2008.

     Our Compensation Committee’s decision to accelerate the vesting of these options and to grant immediately exercisable options in February 2005, was in response to the issuance by the FASB of SFAS No. 123 (revised 2004), Share-Based Payment. By virtue of these measures, we believe it will potentially result in our not being required to recognize any compensation expense in the current year or in future periods associated with these options.

     Additionally, the stock options to acquire approximately 1.4 million shares of our common stock recently granted to our officers and employees on February 23, 2005 were immediately exercisable. The options have a term of only five years (as opposed to the customary 7-10 year term) and, except with respect to options granted to our top three executive officers, the awards were only approximately 25% of the level of awards granted historically. In determining the grants to our top three executive officers, the Compensation Committee considered, among other things, that increases to base salary were modest and that none of these executive officers received a cash bonus for 2004 performance, notwithstanding the superior financial results achieved by us in 2004.

      Effective January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. Intangible assets that have indefinite lives and goodwill are no longer amortized. This increased net income by approximately $1.8 million per quarter, or $7.0 million per year. The life of one product intangible asset with a net book value of $6.5 million as of January 1, 2002, was extended based on a review of the expected remaining estimated useful life. During 2002, intangible assets with indefinite lives were tested for impairment resulting in the write-down of one intangible asset by $0.2 million. The initial test for impairment of goodwill as of January 1, 2002, was completed during the second quarter of 2002 and no impairments were indicated. During 2004 and 2003, impairment testing of goodwill and intangible assets with indefinite lives was performed and no impairments were indicated.

     During the second quarter of 2002, we elected to early adopt SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The impact of adoption was the reclassification into income from continuing operations of an extraordinary gain of $3.4 million, net of taxes of $2.0 million, during the first quarter of 2002 and an extraordinary gain of $2.7 million, net of taxes of $1.5 million, during the second quarter of 2002.

Liquidity and Capital Resources

     At December 31, 2004, working capital was $943.2 million compared to $509.2 million at December 31, 2003, and $447.1 million at December 31, 2002. Cash and cash equivalents were $392.0 million at December 31, 2004, compared to $134.3 million at December 31, 2003, and $155.4 million at December 31, 2002. Short-term marketable securities were $6.1 million at December 31, 2004, compared to $23.1 million at December 31, 2003, and $28.9 million at December 31, 2002. In the Consolidated Balance Sheets and Statements of Cash Flows, we reclassified from cash and cash equivalents to marketable securities $12.6 million as of December 31, 2003 and $21.0 million as of December 31, 2001.

     Net cash of $113.0 million was provided by operating activities during 2004 compared to $82.6 million in 2003 and $151.1 million in 2002. The increase in cash provided by operating activities during 2004 was primarily due to an increase in net income and an increase in accounts payable, accrued expenses and other liabilities compared to only a minor change in accounts payable, accrued expenses and other liabilities in the prior year primarily due to higher payments of income tax in 2003. Our accounts receivable increased during 2004 as a result of new product launches primarily in North America. Our accounts receivable increased at a rate greater than the increase in our annual sales due to our sales increasing more from the third to the fourth quarter of 2004 than they increased from the third to the fourth quarter of 2003. This larger increase in our sales in 2004 impacted the growth rate of our accounts receivable more than the growth rate of our annual sales due to the smaller balance of accounts receivable compared to our annual sales. Our accounts receivable also grew at a faster rate than our sales due to the acquisition of Polfa Kutno on December 15, 2004, which added the full accounts receivable balance, but only 2 weeks of sales. Our inventories and accounts payable increased at a rate similar to the increase in cost of sales. During 2004, we recorded a deferred tax benefit compared to a deferred tax provision in the prior year primarily due to the $27.0 million tax benefit from the merger of two of our Chilean subsidiaries discussed below under Income Taxes. Our pre-launch inventories use operating cash and will not generate cash inflows unless such products receive regulatory approval and are launched prior to expiration or we find an alternative use for these inventories. The decrease in cash provided by operating activities during 2003 compared to 2002 was primarily due to an increase in inventory from managements’ desire to maintain higher levels of inventory and accounts receivable from increased sales and a decrease in income from continuing operations and payments of accounts payable.

     Net cash of $72.3 million was used for investing activities during 2004 compared to $88.3 million used by investing activities in 2003 and $49.3 million provided by investing activities in 2002. Our level of capital expenditures has remained stable as we continue to improve and expand our manufacturing capacity. During 2003, we recorded income from discontinued operations in the amount of $22.2 million, net of tax of $12.8 million, resulting from a number of agreements, for certain patent and product rights and the settlement of litigation related to a contingent sale price dispute from our 1997 sale of McGaw, Inc. to B. Braun Melsungen AG. Under these agreements, we received $13.9 million of cash, net of related expenses incurred in 2003, and recorded a current tax payable of $5.1 million. In addition, the agreements provide for additional payments totaling $25.5 million due in five approximately equal annual installments, which were recorded as a receivable discounted at 4%. We also accrued $1.6 million of additional fees related to the settlement and a deferred tax liability of $7.7 million. The first installment payment of $5.5 million was received in June 2004. During 2002, we received $20.0 million in connection with certain amendments to the contract for the 1997 sale of Elmiron® with OMP. Our agreement with OMP, provides for specified minimum royalty payments to us due for the period 2003 through 2006, based upon sales of Elmiron® by OMP.

     On February 15, 2005, we entered into an agreement to acquire Phoenix Scientific, Inc., a generic veterinary pharmaceutical manufacturing company. The closing of the acquisition transaction is subject to certain customary conditions including clearance under the Hart-Scott-Rodino Antitrust Improvement Act and is expected to occur during the second quarter of 2005. Under the terms of the agreement, we will pay a combination of $75.0 million in common stock and $196.9 million in cash. Phoenix currently has outstanding $150.0 million of senior secured notes, bearing interest at 11.5%, which mature on October 1, 2009. The effective interest rate on these notes is 13.4%. Following the closing of the transaction, Phoenix will be required to offer to repurchase these notes at 101% of the principal amount plus accrued and unpaid interest through the payment date. We may cause Phoenix to redeem or refinance the notes immediately prior to closing of the transaction. Under the terms of the indenture governing the notes, Phoenix will be required to pay a premium for redemption of these notes based upon the date of redemption. If the notes are redeemed prior to October 2, 2005, the redemption price will be 109.2% of the principal amount plus accrued and unpaid interest through the payment date. We plan to acquire Phoenix to expand our growth in our existing veterinary operations.

     On June 1, 2004, we indirectly acquired from Recordati Industria Chimica e Farmaceutica S.p.A. (Recordati) approximately 0.5 million shares of Polfa Kutno, by purchasing the outstanding securities of KZFPK Holdings, Inc., a Delaware corporation, for approximately 2.2 million shares of our common stock, valued at $41.6 million. The shares purchased represented 24.99% of the total share capital in Polfa Kutno, a pharmaceutical company listed on the Warsaw Stock Exchange. On December 15, 2004, we acquired 97.23% of the remaining outstanding shares of Polfa Kutno in exchange for 9.6 million shares of our common stock, valued at $152.5 million. The total purchase price, including acquisition costs in connection with this transaction and the transaction with Recordati of $12.3 million was $206.3 million. On February 2, 2005, we completed the cash tender offer for an additional 0.02 million shares for approximately $2.7 million, increasing our ownership in Polfa Kutno to 99.25%. Polfa Kutno markets and manufactures a wide variety of prescription and over-the-counter pharmaceutical products.

     On June 2, 2004, we acquired Medco, a Peruvian pharmaceutical company, by purchasing the outstanding securities of Medco’s parent, Inversiones Catamarn S.A. – Inveran for 0.8 million shares of our common stock, valued at $15.9 million, and $0.1 million in cash, less a working capital purchase price adjustment refund of $0.7 million. Medco develops, manufactures and sells branded over-the-counter and prescription products, as well as generic prescription pharmaceutical products in Peru.

     On June 2, 2004, we indirectly acquired BTL, a Peruvian retail pharmacy company, by purchasing the outstanding securities of one of BTL’s parents, ASSA Investments S.A., and exercising an option to acquire the outstanding securities of the other parent, ASSA Inc., for $3.5 million in cash, net of cash acquired of $0.2 million, forgiveness of a note receivable previously held by us with a recorded value of $1.7 million and related costs of $2.2 million, of which $0.2 million is held in escrow. BTL operates a chain of retail pharmacies in Peru.

     On January 24, 2003, we acquired API in Puerto Rico from Chemo Iberica S.A. and Quimica Sintetica S.A. for 1.3 million shares of our common stock, valued at $12.4 million, and $0.1 million in cash. API develops, manufactures and sells active pharmaceutical ingredients for various pharmaceutical products, including many products that we sell or have under development. We acquired API to further our objective of complementing existing businesses and to provide new products and marketing opportunities.

     On September 23, 2003, we acquired Advanced Tobacco Products, Inc. (ATP) for 0.3 million shares of our common stock, valued at $4.1 million. ATP is an inhalation technology company that developed a patent for nicotine impermeable copolymer technology marketed for smoking cessation, that it sold to Pharmacia in 1987. ATP receives payments from Pharmacia on the sales of those products. ATP also has an exclusive license to certain dry powder inhaler technology from Duke University. We acquired ATP because of the complementary nature of ATP’s technology to our product line and because of the anticipated payments from sales of Pharmacia’s products incorporating the patented nicotine technology sold by ATP to Pharmacia.

     On October 1, 2003, we completed an agreement with 3M Pharmaceutical Division, 3M Innovative Properties Company and Riker Laboratories, Inc., to acquire exclusive rights to branded respiratory products, together with related marketing and sales people in nine European countries: United Kingdom, Ireland, France, Germany, The Netherlands, Finland, Norway, Denmark and Sweden. The agreement covers the products QVAR® (CFC-free beclomethasone dipropionate), Airomir® (CFC-free salbutamol, known in the United States as albuterol) in Autohaler® and MDI devices, and over 200 professionals to market and sell these products. The total consideration due from us under the agreement, including minimum annual royalty payments, is $77.0 million, of which we paid $26.0 million on closing and $24.0 million on the first anniversary. In addition, $24.0 million is due on the second anniversary of the closing date and $3.0 million is due on the third anniversary. We are also required to make additional royalty payments on achieving certain annual sales levels up to a maximum of $1.3 million per year, or $6.6 million in total.

     On April 22, 2002, we acquired an exclusive United States license to the patent rights to market QVAR® (beclomethasone dipropionate HFA), an aerosol inhaler prescribed to treat asthma. In addition, we have an option to obtain ownership of the United States QVAR® trademark, as well as related patents and the New Drug Application on April 21, 2007. The total consideration due from us under the contract, including options and extensions, is $105.0 million, of which $21.0 million was paid on the effective date, $20.0 million was paid on the first anniversary and $30.0 million was paid on the second anniversary. We are entitled to reduce the purchase price by $4.0 million for required pediatric trials. The remaining payments due from us are: $25.0 million on the third anniversary and $5.0 million on the fifth anniversary upon exercise of the option, subject to reimbursement of all or a portion of the $4.0 million in the event we do not continue the pediatric trials.

     Net cash of $209.2 million was provided by financing activities during 2004 compared to $29.5 million used in 2003 and $179.3 million used by financing activities in 2002.

     On March 3, 2004, we issued $400.0 million of the Old 1.5% Notes to certain qualified institutional buyers. After expenses we received net proceeds of approximately $390.5 million. Under certain circumstances, the Old 1.5% Notes are convertible, unless previously redeemed, into 41.85925 shares of our common stock per $1,000 of principal amount of the Old 1.5% Notes. This ratio results in a conversion price of approximately $23.89 per share. As of December 31, 2004, 16.7 million shares of our common stock are reserved for issuance in connection with the conversion of the Old 1.5% Notes. We may redeem the Old 1.5% Notes on or after March 1, 2011. Beginning with the six-month period commencing on March 1, 2011, in addition to the stated interest of 1.5%, we will pay contingent interest of 0.36% of the market value of the Old 1.5% Notes if, during specified testing periods, the average trading price of the Old 1.5% Notes is 120% or more of the principal value. In addition, holders of the Old 1.5% Notes may require us to repurchase the notes at 100% of the principal amount plus accrued and unpaid interest on each of March 1, 2011, 2014, and 2019, and upon certain events.

     The Old 1.5% Notes can be converted into shares of our common stock prior to stated maturity under the following circumstances:

•	during any fiscal quarter if the closing sale price of our common stock for at least 20 consecutive trading days in the 30 consecutive trading-day period ending on the last trading day of the immediately preceding fiscal quarter exceeds 120% of the conversion price on that 30th trading day;

•	during any five consecutive trading-day period immediately following any five consecutive trading-day period (Note Measurement Period) in which the average market price for the notes during that Note Measurement Period was less than 95% of the average conversion value for the notes during such period; provided, however, that, beginning on March 1, 2019, holders may not convert their notes if the closing sale price of our common stock on the trading day immediately preceding the day on which the notes are surrendered for conversion is greater than 100% of the conversion price but equal to or less than 120% of the conversion price;

•	upon the occurrence of specified corporate transactions; or

•	if we have called the notes for redemption.

     A portion of the net proceeds from this offering were used to redeem our outstanding 5.5% Notes and the remaining net proceeds have been and will be used for general corporate purposes, including acquisitions of, and investments in, products, technologies and companies, capital expenditures and working capital.

     In response to the adoption of the EITF consensus discussed above under Recently Issued Accounting Standards, on February 23, 2005, we completed an exchange offer pursuant to which we offered to exchange each $1,000 principal amount of our Old 1.5% Notes that was validly tendered and accepted for exchange for $1,000 principal amount of New 1.5% Notes; and (ii) a one-time cash payment equal to $2.50 per $1,000 principal amount of such Old 1.5% Notes validly tendered and accepted for exchange. The New 1.5% Notes are substantially identical to the Old 1.5% Notes, including as to convertibility, except that the New 1.5% Notes contain a “net share settlement” feature under which we committed to pay up to the principal amount of the New 1.5% Notes in cash upon conversion. This “net share settlement” feature is described below under the description of our 1.875% Notes. As a result, we believe we will be able to account for the New 1.5% Notes under the “treasury stock” method, which is generally expected to be less dilutive to earnings per share than the “if- converted” method prescribed by EITF Issue No. 04-8. We accepted for exchange $399.0 million of our Old 1.5% Notes in the exchange offer and, as a result only $1.0 million principal amount of the Old 1.5% Notes currently remain outstanding. As of December 31, 2004, 16.7 million shares of our common stock are reserved for issuance in connection with the conversion of our Old 1.5% Notes and our New 1.5% Notes.

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

     On December 22, 2004, we issued $333.0 million of our 1.875% Notes at 98.5% of the principal amount to certain qualified institutional buyers. After expenses, we received net proceeds of approximately $324.7 million. Under certain circumstances, the 1.875% Notes are convertible into cash and, if applicable, shares of our common stock based on an initial conversion rate, subject to adjustment, of 48.1301 shares of our common stock per $1,000 of principal amount of the 1.875% Notes. This ratio results in an initial conversion price of approximately $20.78 per share. As of December 31, 2004, 16.0 million shares of our common stock were reserved for issuance in connection with the conversion of the 1.875% Notes. We may redeem the 1.875% Notes on or after December 15, 2010. Beginning with the six-month period commencing on December 15, 2010, in addition to the stated interest of 1.875%, we will pay contingent interest of 0.29% of the market value of the 1.875% Notes if, during specified testing periods, the average trading price of the 1.875% Notes is 120% or more of the principal value. In addition, holders of the 1.875% Notes may require us to repurchase the notes at 100% of the principal amount plus accrued and unpaid interest on each of December 15, 2010, 2014, and 2019, and upon certain events.

     The 1.875% Notes can be convertible prior to the stated maturity under the following circumstances:

•	during any fiscal quarter if the closing sale price of our common stock for at least 20 consecutive trading days in the 30 consecutive trading day period ending on the last trading day of the immediately preceding fiscal quarter exceeds 120% of the conversion price on that 30th trading day;

•	during any five consecutive trading day period immediately following any five consecutive trading day period (Note Measurement Period) in which the average market price for the notes during that Note Measurement Period was less than 95% of the average conversion value for the notes during such period;

•	upon the occurrence of specified corporate transactions; or

•	if we have called the notes for redemption.

     The aggregate value (Conversion Value) of the cash and, if applicable, shares of common stock per $1,000 principal amount of notes that will be received upon conversion by a holder of the notes will be equal to the product of:

•	the conversion rate then in effect; and

•	the average of the daily volume-weighted average price per share of our common stock for each of the 10 consecutive trading days beginning on the second trading day immediately following the day the notes are tendered for conversion (10-day Weighted Average Price).

     We will deliver the Conversion Value of the notes surrendered for conversion to converting holders as follows:

•	a cash amount (Principal Return) equal to the lesser of (1) the aggregate Conversion Value of the notes to be converted or (2) the aggregate principal amount of the notes to be converted; and

•	if the aggregate Conversion Value of the notes to be converted is greater than the Principal Return, an amount in whole shares equal to the quotient of (1) the aggregate Conversion Value less the Principal Return and (2) the 10-day Weighted Average Price; and

•	a cash amount in lieu of any fractional shares of our common stock.

     A portion of the net proceeds from this offering was used to repurchase a portion of our outstanding 4.5% Notes and the remaining net proceeds have been and will be used for general corporate purposes. On December 22, 2004, we repurchased $250.0 million of our outstanding 4.5% Notes in accordance with their terms at 98.5% of the aggregate principal amount plus accrued interest of $1.2 million. We paid $246.3 million in cash to repurchase the notes and wrote off debt issuance costs in the amount of $3.2 million in connection with the repurchase and recognized a net gain on the repurchase of $0.5 million.

     The aggregate outstanding principal amount of our 1.875% Notes and our New 1.5% Notes is currently approximately $732.0 million. Both our 1.875% Notes and our New 1.5% Notes contain a “net share settlement” mechanism as describe above, under which, upon conversion of these notes, we are required to pay the holder of the converted notes an amount in cash equal to the lesser of the principal amount of the debt and the then applicable conversion value. In addition, on specified dates holders of our Old 1.5% Notes (of which $1.0 million are presently outstanding), our 1.875% Notes and our New 1.5% Notes may require us to repurchase that indebtedness at an amount equal to 100% of its principal amount plus accrued but unpaid interest. We may not have sufficient funds at such time to make the required principal payment upon conversion of our “net share settlement” indebtedness or to repurchase that indebtedness or our Old 1.5% Notes when and if required, and we may not be able to timely raise sufficient funds to satisfy that obligation. Our failure to pay the required amounts on conversion of any of our “net share settlement” notes when converted or to repurchase any of the Old 1.5% Notes, 1.875% Notes or our New 1.5% Notes when we are required to do so would result in an event of default with respect to all of those notes, which could result in the entire outstanding principal balance and accrued but unpaid interest on all of those notes being accelerated and could also result in an event of default under our other outstanding indebtedness.

     On August 22, 2003, we executed a mortgage note and borrowed $15.0 million from a financial institution. The note matures on August 21, 2008, and bears interest at an annual rate of 4.3% through August 21, 2005. Thereafter, through the maturity date, the interest rate is adjusted annually based on a variable rate of prime plus 0.25%. The note requires monthly principal payments of $0.04 million plus interest, with a balloon payment of $12.9 million due August 21, 2008. The mortgage covers the land and building at our corporate headquarters in Miami, Florida.

     Between August 2000 and March 2002, our Board of Directors increased its authorization of share repurchases under our previously announced share repurchase program by 28.1 million shares. In 2004, we made no repurchases of shares of our common stock. In 2003, we repurchased (including shares repurchased via the physical settlement method disclosed below) 0.9 million shares of our common stock at a total cost, including commissions, of $9.0 million, 4.9 million shares in 2002 for $59.4 million and 8.5 million shares in 2001 for $155.1 million. At December 31, 2004, we had the authority to purchase a remaining 16.5 million shares of our common stock or a like-valued amount of our convertible debentures under the March 2002 authorization. During 2002, in connection with our share repurchase program, five put options that we issued in 2001 were exercised for 1.5 million shares by the holders at strike prices ranging from $15.20 to $25.82. We elected the physical settlement method upon the exercise of two put options for 0.6 million shares and paid $12.7 million in exchange for the underlying shares. We elected the net share settlement method for the exercises of the remaining three put options for 0.9 million shares and issued 1.2 million shares of our common stock in settlement of the obligation. Upon exercise of the put options, we had the right to elect to settle by one of three methods: physical settlement by payment in exchange for our shares, net cash settlement or net share settlement. These European style options were exercisable only on the respective expiration dates and would be exercised “in the money” once the strike price per option exceeded the market value of our common stock on the expiration date of the option.

     We plan to spend between $130 million and $140 million in 2005 to continue the research and development of pharmaceutical products. Research and development expenses may fluctuate from quarter to quarter and from year to year based, among other things, on the timing of clinical studies, regulatory filings and litigation. Accordingly, we cannot assure that our level of research and development spending will be at these levels. In addition, we plan to spend between $75 million and $100 million in 2005 to improve and expand our pharmaceutical and other related facilities. We plan to fund these expenditures from internally generated funds.

     Contractual Obligations

     Additional long-term cash obligations are presented, by period due, in tabular format below (in thousands):

		Due in Less	Due in	Due in	Due After
Obligation	Total	Than 1 Year	1-3 Years	4-5 Years	5 Years
Long-term debt	$1,117,988	$60,145	$21,772	$302,697	$733,374
Loans payable*	18,825	18,825	—	—	—
Capital lease obligations	4,335	2,522	1,796	17	—
Operating leases	43,186	10,122	15,363	11,245	6,456
Unconditional purchase obligations	38,065	38,065	—	—	—
Other long-term obligations	32,320	—	16,098	4,071	12,151

Total cash obligations	$1,254,719	$129,679	$55,029	$318,030	$751,981

* Obligations do not included future interest payments.

     As of December 31, 2004, we had approximately $37.6 million of non-cancelable raw material purchase obligations. A substantial portion of this material is for use in production of our gabapentin products. As noted above under Part I. Item 3. “Legal Proceedings,” in the event the court determines that we infringed a valid patent of Warner-Lambert’s in our sales of gabapentin, we would be prevented from further sales of gabapentin and, we would be required either to default on our purchase obligations (which could subject us to damages) or attempt to identify an alternate use for such materials; otherwise, we will not be able to recover the value of those materials.

     Our principal sources of short term liquidity are existing cash and internally generated funds, which we believe will be sufficient to meet our operating needs and anticipated capital expenditures over the short term. For the long term, we intend to principally utilize internally generated funds, which are anticipated to be derived primarily from the sale of existing pharmaceutical products, pharmaceutical products currently under development and pharmaceutical products we license or acquire. There can be no assurance that we will successfully complete products under development, that we will be able to obtain regulatory approval for any such products, or that any approved product will be produced in commercial quantities, at reasonable costs, and be successfully marketed or that we will acquire any such products. We may consider issuing debt or equity securities in the future to fund potential acquisitions and growth.

     We filed a shelf registration statement on Form S-4, which was declared effective in March 2001, registering up to a total of 23.4 million shares of our common stock that can be issued in connection with the acquisition of businesses, assets or securities. During 2004, we issued an aggregate of 3.0 million shares under the shelf registration statement in connection with the acquisitions of Medco and 24.99% of Polfa Kutno. During 2003, we issued an aggregate of 1.3 million shares under the shelf registration statement in connection with the acquisition of API. In conjunction with the availability under our previous shelf registration statement on Form S-4, as of the date of this report, we have the ability to issue up to 46.2 million shares of our common stock under our shelf registration statements in connection with the acquisition of businesses, assets or securities. In addition to the shares covered by our shelf registration statement on Form S-4, as part of our proposed acquisition of Phoenix described above, we have agreed to issue $75.0 million of our common stock to the shareholders of Phoenix’ parent company, PSI Holdings, at the closing.

     We filed a universal shelf registration statement on Form S-3, which was declared effective in March 2001, registering the sale of up to $400.0 million of any combination of debt securities or common stock. During 2001, we issued an aggregate of 0.4 million shares under the universal shelf registration statement in connection with the net settlement of the put options discussed above. Under this registration statement, as of the date of this report, we have the ability to issue any combination of debt securities or common stock in an aggregate amount of $382.5 million.

Income Taxes

     We recognized a $23.8 million tax provision for 2004 compared to $45.6 million in 2003 and $51.7 million in 2002. Our effective tax rate was 11% for 2004, 32% for 2003 and 31% for 2002. In 2004, our effective tax rate was less than the statutory rate primarily due to lower tax rates applicable to certain of our foreign operations and to the tax benefits resulting from the October 1, 2004, merger of two of our Chilean subsidiaries. The tax benefit from the merger resulted from a step-up in the tax basis of the assets existing at the time of the merger, as permitted under local tax regulations. The tax benefit associated with the merger is estimated to be $27.0 million, net of a valuation allowance of $6.5 million. The $2.9 million net decrease in our estimate of the tax benefit from the prior quarter was due to a $0.2 million decrease in the gross deferred tax asset and a $2.7 million increase in the valuation allowance for the recovery period beyond five years, primarily from revision of the estimated amounts at which various issues connected with the merger are expected to be settled. The revised net benefit reflects our best estimate of the amount expected to be realized upon settlement of all merger-related issues. It is reasonably possible that an additional loss, in the range of $0 to $3.0 million could occur upon audit of the merger and related returns. In accordance with SFAS No. 5, Accounting for Contingencies, this possible loss has not been accrued as it is not probable. The benefit of the merger was partially offset by $3.3 million of additional taxes arising from an intercompany dividend paid prior to the merger. We recorded a valuation allowance against the Chilean merger deferred tax asset for the amount of the tax benefit that would be realizable beyond five years because we cannot reliably forecast beyond five years due to the political and economic uncertainties in Latin America. Also included in 2004 results is a net tax benefit of $5.7 million resulting from the reversal of tax reserves in the amount of $8.6 million, relating to prior years’ tax issues at three of our foreign subsidiaries, that on review were determined to no longer be necessary, partially offset by $2.8 million of additional valuation allowance recorded against the deferred tax asset at another European subsidiary due to insufficient positive evidence that the deferred tax asset will be realized. In 2003 and 2002, the effective tax rate was less than the statutory rate primarily due to low tax rates applicable to our Puerto Rico and Waterford, Ireland manufacturing operations and our Swiss and Chilean operations.

      Our income tax payable is less than the current tax provision by the amount of tax benefit we receive from compensation expense deductions associated with non-qualified stock option exercises. These payments will be reduced by $5.0 million for domestic operations and $0.7 million for foreign operations for the year ended December 31, 2004, were reduced by $1.9 million for our domestic operations and $2.3 million for our foreign operations for the year ended December 31, 2003, and were reduced by $1.4 million for our domestic operations and $0.4 million for our foreign operations for the year ended December 31, 2002, representing the incremental impact of compensation expense deductions associated with non-qualified stock option exercises during those years. These amounts were credited to “Capital in excess of par value” in the accompanying consolidated balance sheets.

     As of December 31, 2004, the deferred tax benefit of $10.8 million related to 2004 losses of foreign subsidiaries has been fully reserved through establishment of valuation allowances. On a cumulative basis, $48.8 million of tax benefit from net operating loss carryovers has been fully reserved through establishment of a valuation allowance. The valuation allowance previously recorded against the foreign net deferred tax assets of $2.6 million was reversed in 2003 due to management’s expectation of increased taxable income in 2004. The domestic net deferred tax asset was $80.4 million at December 31, 2004, and $79.2 million at December 31, 2003, and the aggregate net deferred tax asset in foreign countries was $23.9 million at December 31, 2004, and $14.9 million at December 31, 2003. The domestic deferred tax was not reserved at December 31, 2004 or 2003. The aggregate net foreign deferred tax does not reflect the benefit of fully reserved tax loss carryforwards. The 2004 amount, however, is net of a $6.5 million valuation allowance established for the Chilean merger. Realization of the net deferred tax assets is dependent upon generating sufficient future domestic and foreign taxable income. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized. Our estimates of future taxable income are subject to revision due to, among other things, regulatory and competitive factors affecting the pharmaceutical industries in the markets in which we operate.

     Our future effective tax rate will depend on the mix between foreign and domestic taxable income or losses and the statutory tax rates of the related tax jurisdictions. The mix between our foreign and domestic taxable income may be significantly affected by the jurisdiction in which new products are developed and manufactured as well as by changes in domestic and foreign tax laws.

     Income from IVAX Pharmaceuticals’ Puerto Rico manufacturing operations is subject to certain tax exemptions under the terms of a grant from the Puerto Rican government, which will expire on January 1, 2021. The grant reduced tax expense by approximately $4.7 million in 2004, $6.2 million in 2003 and $3.5 million in 2002. Under the terms of the grant, IVAX Pharmaceuticals is required to maintain certain employment levels. We have historically received a United States tax credit under Section 936 of the Internal Revenue Code for certain income generated by our Puerto Rico and Virgin Islands operations. These credits were approximately $5.3 million in 2004, $6.1 million in 2003 and $3.9 million for 2002 and offset the United States tax liability of such operations. In 2002, the Section 936 tax credit began to be phased out over four years. Under current tax law, no tax credit will be available after December 31, 2005.

     On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law. Management has reviewed the provisions affecting the company and has determined that it is not in the company’s best interest to repatriate any foreign earnings at this time. Such earnings will continue to be reinvested in our growing foreign operations. The principal reason for deciding against repatriation at a low tax rate is the absence of excess cash in our foreign subsidiaries. Repatriation would require local borrowing to fund the dividend payment, and such borrowing would be at a rate significantly higher than our current average borrowing rate. Management has also reviewed the provisions related to the reduced tax rate on domestic production activities. Since most of our products are manufactured outside the United States, this new tax provision is not expected to have a significant impact on the company’s tax position.

Application of Critical Accounting Policies

     The consolidated financial statements include the accounts of IVAX Corporation and all majority-owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. Included within these policies are certain policies which contain critical accounting estimates and, therefore, have been deemed to be “critical accounting policies.” Critical accounting estimates are those which require management to make assumptions about matters that were uncertain at the time the estimate was made and for which the use of different estimates, which reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur from period to period, could have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. During 2004, our net revenues and gross profit benefited by $8.1 million, $5.1 million net of tax, due to the positive resolution of potential service level claims. The potential service level claims related to contractual penalties payable in the event we were unable to fulfill specific purchase orders within defined parameters. Service level penalty amounts were accrued based on our interpretation of the contracts and claims history. These amounts were reversed following a determination that the amounts were not owed based upon agreements with the customers. In addition, our tax provision and net income benefited by net changes of $5.8 million from the reversal of $8.6 million, relating to prior years’ tax issues at three of our foreign subsidiaries, that on review were determined to no longer be necessary, partially offset by $2.8 million of additional valuation allowance recorded against a deferred tax asset at another European subsidiary. The total impact of these changes increased net income by $10.9 million, or $0.04 per diluted share, for the year ended December 31, 2004. During 2003, as a result of improvements in our return and customer inventory experience, doubtful accounts and analysis of tax reserves, our estimates of product returns and other sales allowances, inventory obsolescence, allowance for doubtful accounts and income tax exposures decreased and, accordingly, we recognized increased net revenues, reduced cost of sales, reduced bad debt expense and reduced income tax provision during 2003. During the year ended December 31, 2003, these changes increased net revenues by $13.7 million, reduced cost of sales by $0.8 million, reduced bad debt expense by $3.7 million, reduced the income tax provision by $2.7 million, increased net income by $14.0 million and increased diluted earnings per share by $0.06. We have identified the following to be our critical accounting policies, estimates or assumptions: the determination of revenue provisions; our expectation that pre-launch inventory will be approved and/or be launched in the near future; the determination of impairment of goodwill and intangibles; the amount of tax benefit to be received from the merger of two of our Chilean subsidiaries and the impact of existing legal matters.

     Revenue Provisions

     Revenues and the related cost of sales are recognized when title to our products and the risks and rewards of ownership pass to our customers and when provisions for revenue dilution estimates, including chargebacks, returns, shelf stock adjustments, discounts, promotional allowances, rebates, reimbursements relating to Medicaid and Medicare and other allowances are reasonably determinable. Accruals for these provisions are presented in the Consolidated Financial Statements as reductions to “Accounts receivable” and within “Other current liabilities.” Accounts receivable are presented net of allowances relating to these provisions, which were $147.3 million at December 31, 2004 and $136.5 million at December 31, 2003. In addition, other current liabilities include $127.2 million at December 31, 2004 and $110.1 million at December 31, 2003, for revenue dilution estimates. Our policy regarding sales to customers is that we do not recognize revenue from, or the cost of, such sales where we believe the customer has more than a demonstrably reasonable level of inventory. We make this assessment based on historical demand, purchases and estimated inventory levels.

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

     Returns - Consistent with industry practice, we maintain a return policy in certain markets that allows our customers to return product within a specified period prior to, and subsequent to, the product’s expiration date. Our estimate of the provision for returns is based upon our historical experience with actual returns and estimated levels of inventory in the distribution channel. We make adjustments to the provision for returns in the event that it appears that actual product returns may differ from our established reserves.

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

     In accordance with EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, our accounting policy is to review each contract to determine if there are multiple revenue-generating activities that constitute more than one unit of accounting. Revenue is recognized for each unit of accounting based on revenue recognition criteria relevant to that unit. Up-front payments are deferred, if appropriate, and recognized into revenues over the obligation period. During the first quarter of 2004, we earned a $25.5 million milestone payment under a product collaboration and development agreement with Mayne Group Limited for the marketing and distribution of our injectable paclitaxel product in Europe. This agreement is a multiple-element revenue arrangement containing a development and regulatory approval component. When the obligations and criteria for earning the milestone were satisfied, the milestone was recognized in other revenue. The arrangement also includes a license component containing a profit-split arrangement and an up-front payment that we received and deferred that is being amortized to other revenue over the license term due to obligations under the license agreement. In addition, the agreement contained a short-term supply arrangement that we determined contained fair market terms. During the second quarter of 2004, we earned a $5.0 million milestone payment under another product collaboration and development agreement that is a multiple-element revenue arrangement for which an up-front payment was deferred in a prior year and is being amortized to other revenues over the obligation period. During 2003, we earned approximately $6.0 million in milestone payments under a license and development agreement. Other revenues included $0.3 million in 2002 of amortization of revenue deferred in accordance with SAB No. 101. Upon termination of a license agreement, during 2002, the remaining $6.0 million of deferred revenue was recognized in income.

     Gain on Sale of Product Rights – During 1997, we entered into an agreement to sell to OMP certain rights in Elmiron®. The agreement required an up-front payment, as well as milestones and royalties on sales of Elmiron®. A portion of the up-front and milestone payments that we have received and included in other income in prior years, $28.3 million as of January 1, 2005, is refundable through December 31, 2005, and then ratably decreases through 2009, if our patent rights are found to be invalid and a brand equivalent of Elmiron® is introduced by another company.

     We believe that the probability of occurrence of our patent rights being found invalid and a brand equivalent of Elmiron® being introduced by another company is remote. Elmiron® possesses strong patent protection and exclusive use legal protections and Elmiron®’s current and expected future market size makes it uneconomical for another company to incur the substantial cost to develop a generic equivalent, perform the long FDA clinical trials and litigate with OMP and us to obtain generic status. If the patent were to be challenged, then we, as the owner of the patent rights, would be entitled to a 30-month statutory delay, during which we would maintain exclusive right to sell Elmiron®. The active ingredient for Elmiron® is manufactured by only one source in the world and is subject to a “know-how” license held by us and because of the unique aspects of Elmiron®, we believe that there is no reliable means for a competitor to demonstrate the bio-equivalence that would be required for approval of a potential generic. The potential refund represents a warranty provision, which is not inconsistent with representations and warranties (typically without quantification of damages) that are present in most sales and licensing agreements. When conducting our analysis of the amount to record of the warranty obligation, we first assessed the chance of an adverse outcome under the warranty arrangement. Since we determined the chance of an adverse outcome to be remote, no provision for the warranty was recorded.

     During the fourth quarter of 2002, we received $20.0 million in connection with certain amendments to the contract. Upon acquisition of ALZA by OMP, representatives of OMP made it clear to us that they believed that the existing royalty structure, which provided for escalating royalties at certain sales levels, created a disincentive towards the continued growth of, and their investment in, the product. In order to address these issues, in exchange for minimum guaranteed royalties through 2006, we agreed to forego our rights to receive increased royalty payments upon sales of Elmiron® by OMP beyond certain sales levels and reduced the royalty rates we would receive at other sales levels. We also provided for the orderly transition of the manufacture of Elmiron® to OMP. As the $20.0 million payment was nonrefundable and since we had no other obligations under the agreement other than those related to the manufacture of Elmiron® on fair market terms, we determined that the $20.0 million up-front payment is the culmination of a separate earnings process and recorded the payment as additional proceeds from the 1997 sale of Elmiron® to OMP. We will continue to receive payments from OMP over the next several years based upon sales of Elmiron® by OMP.

     Royalty and milestone payments from the 1997 sale of rights in Elmiron® and certain other urology products in the United States and Canada to OMP totaled $15.9 million in 2004, $12.8 million in 2003 and $35.2 million in 2002 and are included in other income as additional gain on the sale of product rights. Royalties and milestone payments receivable from OMP included in “Other current assets” in the accompanying consolidated balance sheets totaled $7.2 million at December 31, 2004, $8.3 million at December 31, 2003 and $12.3 million at December 31, 2002.

     Pre-launch Inventories

     We have made, are in the process of making and/or will scale-up and make commercial quantities of certain of our product candidates prior to the date we anticipate that such products will receive final FDA or foreign governmental marketing approval and/or satisfactory resolution of patent infringement litigation involving them (i.e., pre-launch inventories). The scale-up and commercial production of pre-launch inventories involves the risk that such products may not be approved for marketing by the governmental agencies on a timely basis, or ever, and/or that the outcome of related litigation may not be satisfactory. This risk notwithstanding, we plan to continue to scale-up and build pre-launch inventories of certain products that have not yet received final governmental approval and/or satisfactory resolution of patent infringement litigation when we believe that such action is appropriate in relation to the commercial value of the product launch opportunity. As of December 31, 2004, we had approximately $33.2 million of inventories, primarily raw materials, relating to products pending launch while we await receipt of final FDA or foreign governmental marketing approval and/or satisfactory resolution of patent infringement litigation. Approximately 53% of our pre-launch inventories represents inventories for which the brand product’s patent protection has expired and we are awaiting regulatory approval to sell our generic equivalent. As of December 31, 2003, we had approximately $24.8 million of inventories related to certain products pending final approval and/or satisfactory resolution of litigation.

     Impairment of Goodwill and Intangibles

     We have recorded on our consolidated balance sheet both goodwill and intangible assets, which consist of patents and technologies, trademarks, product registrations and other licenses. Intangible assets with definite lives are amortized and reviewed for impairment when events or other changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Goodwill and indefinite-lived intangible assets are tested for impairment annually.

     When factors indicate that an asset may be impaired, we use various methods to estimate the asset’s future cash flows expected to result from the use of the asset and its eventual disposition. Impairment of goodwill and indefinite-lived intangibles is determined to exist when the fair value is less than the carrying value of the assets being tested. Impairment of definite-lived intangibles is determined to exist when undiscounted cash flows related to the assets are less than the carrying value of the assets. Any impairment amount is charged to operations. Because the process of testing for impairment involves management making estimates with respect to future sales volumes, pricing, new product launches, anticipated cost environment and overall market conditions and because these estimates form the basis for the determination of whether or not an impairment charge should be recorded, these estimates are considered to be critical accounting estimates. We test the goodwill related to the acquisition of the respiratory business in Europe on a regional basis since the business and sales are throughout Europe. During the year ended December 31, 2004, we determined through our estimates that no impairment of goodwill or intangible assets existed. We are continuing to monitor the intangibles related to our operations in France as competition in the generic pharmaceutical environment in this region remains strong and we continue to incur operating losses. Additionally, we are monitoring our Nasarel® asset as patents related to competitive brand products expire, new generic products are introduced and products are transitioned to over-the-counter, all of which could have an adverse impact on revenues and gross profit related to this product. We will continue to assess the carrying value of our goodwill and intangible assets in accordance with applicable accounting guidance.

     Income Taxes

     We have recorded valuation allowances against certain of our deferred tax assets, primarily those that have been generated from net operating losses in certain taxing jurisdictions. In evaluating whether we would more likely than not recover these deferred tax assets, we have not assumed any future taxable income in the jurisdictions associated with these carryforwards. Implementation of tax planning strategies to recover these deferred tax assets or future income generation in these jurisdictions could lead to the reversal of these valuation allowances and a reduction of income tax expense.

     We believe that our estimates for the valuation allowances reserved against the deferred tax assets are appropriate based on current facts and circumstances. However, other people applying reasonable judgment to the same facts and circumstances could develop a different estimate of these factors.

     We prepare and file tax returns based on our interpretation of tax laws and regulations and record estimates based on these judgments and interpretations. In the normal course of business, our tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities. Inherent uncertainties exist in estimates of tax contingencies due to changes in tax law resulting from legislation, regulation and/or as concluded through the various jurisdictions’ tax court systems. We record a liability for tax contingencies when we believe it is probable that we will be assessed and the amount of the contingency can be reasonably estimated. The tax contingency reserve is adjusted for changes in facts and circumstances, and additional uncertainties. For example, adjustments could result from significant amendments to existing tax law and the issuance of regulations or interpretations by the taxing authorities, new information obtained during a tax examination, or resolution of an examination. We believe that our estimates for tax contingency reserves are appropriate and sufficient to pay assessments that may result from examinations of our tax returns; however, other people applying reasonable judgment to the same facts and circumstances could develop a different estimate and the amount ultimately paid upon resolution of issues raised may differ from the amounts accrued.

     During 2004, we recorded a tax benefit of $27.0 million, net of a valuation allowance of $6.5 million, related to the merger of two of our Chilean subsidiaries. The tax benefit from the merger resulted from a step-up in the tax basis of the assets existing at the time of the merger, as permitted under local tax regulations. We recorded a valuation allowance for the amount of benefit we expect to receive beyond five years as we cannot reliably forecast beyond five years due to the political and economic uncertainties in Latin America. We consider this a significant accounting estimate due to the complexity of the local tax regulations and rulings regarding these mergers. However, the net benefit recorded reflects our best estimate, in consultation with our tax and legal advisors, of the amount expected to be realized upon settlement of all merger-related issues. It is reasonably possible that an additional loss, in the range of $0 to $3.0 million could occur upon audit of the merger and related returns. In accordance with SFAS No. 5, this possible loss has not been accrued as it is not probable.

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

     Foreign Currency Exchange Rate Risk –Although we do not speculate in the foreign exchange market, we may from time to time manage exposures that arise in the normal course of business related to fluctuations in foreign currency exchange rates by entering into offsetting positions through the use of foreign exchange forward contracts. Certain firmly committed transactions are hedged with foreign exchange forward contracts. As exchange rates change, gains and losses on the exposed transactions are partially offset by gains and losses related to the hedging contracts. Both the exposed transactions and the hedging contracts are translated at current spot rates, with gains and losses included in earnings.

     Our derivative activities, which primarily consist of foreign exchange forward contracts, are initiated primarily to hedge forecasted cash flows that are exposed to foreign currency risk. The foreign exchange forward contracts generally require us to exchange local currencies for foreign currencies based on pre-established exchange rates at the contracts’ maturity dates. As exchange rates change, gains and losses on these contracts are generated based on the change in the exchange rates that are recognized in the consolidated statement of operations at maturity, and offset the impact of the change in exchange rates on the foreign currency cash flows that are hedged. If the counterparties to the exchange contracts do not fulfill their obligations to deliver the contracted currencies, we could be at risk for currency related fluctuations. We enter into these contracts with counterparties that we believe to be creditworthy and do not enter into any leveraged derivative transactions. We had $21.5 million at December 31, 2004, and $16.2 million at December 31, 2003, in foreign exchange forward contracts outstanding, primarily to hedge Euro-based operating cash flows against Pounds Sterling. If Pounds Sterling were to strengthen by 5% in relation to the Euro, our hedged foreign currency cash-flows expense would increase by $1.1 million, offset by a gain of $1.1 million on the derivative contracts, with a net effect of zero.

     Interest Rate Risk – Our only material debt obligations relate to the 4.5% Notes, which bear a fixed rate of interest, the Old 1.5% Notes and the New 1.5% Notes, which generally bear a fixed rate of interest unless, after March 1, 2011, certain conditions are met, the 1.875% Notes, which generally bear a fixed rate of interest unless, after December 15, 2010, certain conditions are met (see discussion of the Old 1.5% Notes, the New 1.5% Notes and 1.875% Notes under Liquidity and Capital Resources), and the amounts we owe for the purchase of QVAR® and other respiratory products, which carry no stated interest rate. We believe that our exposure to market risk relating to interest rate risk is not material.

Item 8. Financial Statements and Supplementary Data

     Our Financial Statements and supplementary data are on pages F-1 through F-52.

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

Internal Control Over Financial Reporting

     Management’s report on our internal control over financial reporting is included on page F-2 hereof. The report of our independent registered public accounting firm related to management’s assessment of the effectiveness of internal control over financial reporting is included on page F-3 hereof.

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

Item 9B. Other Information

     Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information required by Item 10 is incorporated by reference to our Proxy Statement for our 2005 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission by April 29, 2005. However, the information concerning executive officers required by Item 10 is contained in the discussion entitled Executive Officers of the Registrant in Part I hereof.

Item 11. Executive Compensation

     The information required by Item 11 is incorporated by reference to our Proxy Statement for our 2005 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission by April 29, 2005.

     Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

     The information required by Item 12 is incorporated by reference to our Proxy Statement for our 2005 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission by April 29, 2005.

Item 13. Certain Relationships and Related Transactions

     The information required by Item 13 is incorporated by reference to our Proxy Statement for our 2005 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission by April 29, 2005.

Item 14. Principal Accountant Fees and Services

     The information required by Item 14 is incorporated by reference to our Proxy Statement for our 2005 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission by April 29, 2005.

PART IV

Item 15. Exhibits and Financial Statement Schedule

(a)(1) Financial Statements

     See Item 8. “Financial Statements and Supplementary Data” for Financial Statements included with this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedule

     The following financial statement schedule is filed as a part of this report:

Schedule II	Valuation and Qualifying Accounts for the three years ended
December 31, 2004

     All other schedules have been omitted because the required information is not applicable or the information is included in the consolidated financial statements or the notes thereto.

     The independent auditors’ report with respect to Schedule II is also filed as part of this report.

(a)(3) Exhibits

Exhibit
Number	Description	Method of Filing
3.1	Restated Articles of Incorporation.	Filed herewith.

3.2	Amended and Restated Bylaws.	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

4.1	Indenture, dated as of May 4, 2001, between IVAX Corporation and U.S. Bank National Association, as Trustee, with respect to the 4 1/2% Convertible Senior Subordinated Notes due 2008.	Incorporated by reference to our Registration Statement on Form S-3 dated July 31, 2001.

4.2	Form of 4 1/2% Convertible Senior Subordinated Notes due 2008.	Incorporated by reference to our Registration Statement on Form S-3 dated July 31, 2001.

4.3	Indenture, dated as of December 22, 2004, between IVAX Corporation and U.S. Bank Trust National Association, as Trustee, with respect to the 1.875% Convertible Senior Notes due 2024.	Incorporated by reference to our Registration Statement on Form S-3 dated February 11, 2005.

4.4	Form of 1.875% Convertible Senior Notes due 2024 in Global Form.	Incorporated by reference to our Registration Statement on Form S-3 dated February 11, 2005.

Exhibit
Number	Description	Method of Filing
4.5	Indenture, dated as of February 23, 2005, between the registrant and U.S. Bank National Association, as Trustee, with respect to the 1.5% Convertible Senior Notes due 2024.	Incorporated by reference to our Application for Qualification of Indenture on Form T-3 filed with the Commission on February 22, 2005.

4.6	Form of 1.5% Convertible Senior Notes due 2024 in Global Form.	Incorporated by reference to our Application for Qualification of Indenture on Form T-3 filed with the Commission on February 22, 2005.

4.7	Rights Agreement, dated December 29, 1997, between IVAX Corporation and ChaseMellon Shareholder Services, L.L.C.	Incorporated by reference to our Current Report on Form 8-K dated December 19, 1997.

4.8	Amendment No. 1, dated May 12, 2000, to the Rights Agreement dated December 29, 1997, between IVAX Corporation and ChaseMellon Shareholder Services, L.L.C.	Incorporated by reference to our Current Report on Form 8-K dated June 25, 2004.

10.1	IVAX Corporation 1994 Stock Option Plan.	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1997.

10.2	IVAX Corporation 1997 Stock Option Plan.	Incorporated by reference to our Registration Statement on Form S-8 dated December 22, 1997.

10.3	IVAX Corporation 1999 Employee Stock Purchase Plan.	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1999.

10.4	IVAX Corporation 2004 Incentive Compensation Plan.	Incorporated by reference to our Definitive Proxy Statement dated May 24, 2004.

10.5	Form of Non-Qualified Stock Option Agreement (Employee).	Incorporated by reference to our Current Report on Form 8-K dated March 11, 2005.

10.6	Form of Non-Qualified Stock Option Agreement (Non-Employee Director).	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.7	Form of Indemnification Agreement for Directors.	Incorporated by reference to our Registration Statement on Form 8-B dated July 28, 1993.

Exhibit
Number	Description	Method of Filing
10.8	Form of Indemnification Agreement for Officers.	Incorporated by reference to our Registration Statement on Form 8-B dated July 28, 1993.

10.9	Form of Employment Agreement (Change in Control) between IVAX Corporation and certain of its executive officers.	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1998.

10.10	Employment Agreement, dated November 28, 1997, between IVAX Corporation and Phillip Frost, M.D.	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1997.

10.11	Employment Agreement, dated as of May 26, 1998, between the registrant and Neil Flanzraich.	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

10.12	Employment Agreement, dated January 19, 1998, between IVAX Corporation and Jane Hsiao, Ph.D.	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1997.

10.13	Employment Agreement, dated July 28, 1997, between IVAX Corporation and Rafick G. Henein, Ph.D.	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

10.13a	Amendment dated June 12, 2003, to Employment Agreement between IVAX Corporation and Rafick G. Henein, Ph.D.	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.13b	Restated Second Amendment to Employment Agreement between IVAX Corporation and Rafick G. Henein, Ph.D., dated October 29, 2004.	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.14	Warrant to Purchase Shares of Common Stock of IVAX Corporation dated November 29, 2002 between IVAX Corporation and Frost Gamma Limited Partnership.	Filed herewith.

10.15	Registration Rights Agreement, dated December 22, 2004, between IVAX Corporation and UBS Securities LLC, as Initial Purchaser, with respect to the 1.875% Convertible Senior Notes due 2024.	Incorporated by reference to our Registration Statement on Form S-3 dated February 11, 2005.

10.16	Registration Rights Agreement, dated March 3, 2004, between IVAX Corporation and UBS Securities LLC, as the Initial Purchaser and as agent for the other Initial Purchasers, with respect to the 1.5% Convertible Senior Notes due 2024.	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2003.

Exhibit
Number	Description	Method of Filing
10.17	Stock Purchase Agreement by and among IVAX Corporation, PSI Holdings, Inc., Phoenix Scientific, Inc. and certain other parties thereto, dated February 15, 2005.	Incorporated by reference to our Current Report on Form 8-K dated February 15, 2005.

21	Subsidiaries of IVAX Corporation.	Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith.

31.1	Certificate of the Chief Executive Officer of IVAX Corporation pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).	Filed herewith.

31.2	Certificate of the Chief Financial Officer of IVAX Corporation pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).	Filed herewith.

32.1	Certificate of the Chief Executive Officer of IVAX Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certificate of the Chief Financial Officer of IVAX Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IVAX CORPORATION

Dated: March 16, 2005	By:	/s/ Phillip Frost, M.D.

Phillip Frost, M.D.
Chairman of the Board and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date
/s/ Phillip Frost, M.D. Phillip Frost, M.D.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 16, 2005

/s/ Thomas E. Beier Thomas E. Beier	Chief Financial Officer (Principal Financial Officer)	March 16, 2005

/s/ Thomas E. McClary Thomas E. McClary	Chief Accounting Officer (Principal Accounting Officer)	March 16, 2005

/s/ Betty G. Amos Betty G. Amos	Director	March16, 2005

/s/ Mark Andrews Mark Andrews	Director	March 16, 2005

/s/ Ernst Biekert, Ph.D. Ernst Biekert, Ph.D.	Director	March 16, 2005

/s/ Paul L. Cejas Paul L. Cejas	Director	March 16, 2005

Name	Capacity	Date
/s/ Jack Fishman, Ph.D. Jack Fishman, Ph.D.	Director	March 16, 2005

/s/ Neil Flanzraich Neil Flanzraich	Director, President and Vice Chairman	March 16, 2005

/s/ Bruce W. Greer Bruce W. Greer	Director	March 16, 2005

/s/ Jane Hsiao, Ph.D. Jane Hsiao, Ph.D.	Director and Vice Chairman- Technical and Regulatory Affairs	March 16, 2005

/s/ Richard M. Krasno, Ph.D. Richard M. Krasno, Ph.D.	Director	March 16, 2005

/s/ David A. Lieberman David A. Lieberman	Director	March16, 2005

/s/ Richard C. Pfenniger, Jr. Richard C. Pfenniger, Jr.	Director	March 16, 2005

/s/ Bertram Pitt, M.D. Bertram Pitt, M.D.	Director	March 16, 2005

IVAX CORPORATION AND SUBSIDIARIES

Management’s Report on Internal Control Over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As permitted, we have excluded from our evaluation the 2004 acquisitions of Kutnowskie Zaklady Farmaceutyczne “POLFA” SA, Corporacion Medco S.A.C., and Botica Torres de Limatambo S.A.C., which are included in the 2004 Consolidated Financial Statements of IVAX Corporation and which in the aggregate represent 9.3% of consolidated total assets, 16.3% of consolidated shareholders’ equity as of December 31, 2004, 2.3% of consolidated net revenues and 1.3% of consolidated net income for the year ended December 31, 2004. Based on our evaluation, under the Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of IVAX Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that IVAX Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). IVAX Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the following acquisitions completed by IVAX Corporation in 2004: Kutnowskie Zaklady Farmaceutyczne “POLFA” SA; Corporacion Medco S.A.C.; and Botica Torres de Limatambo S.A.C., which are included in the 2004 consolidated financial statements of IVAX Corporation and constituted 9.3% and 16.3% of consolidated total assets and shareholders’ equity, respectively, as of December 31, 2004 and 2.3% and 1.3% of consolidated net revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of IVAX Corporation also did not include an evaluation of the internal control over financial reporting of the entities referred to above.

In our opinion, management’s assessment that IVAX Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, IVAX Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of IVAX Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 9, 2005, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Miami, Florida
March 9, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of IVAX Corporation:

We have audited the accompanying consolidated balance sheets of IVAX Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IVAX Corporation and subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of computing diluted earnings per share regarding the Company’s contingent convertible debt during the year ended December 31, 2004. Also discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for business combinations and goodwill and its method of reporting gains and losses on the extinguishment of debt during the year ended December 31, 2002.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of IVAX Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2005, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Miami, Florida
March 9, 2005

IVAX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$391,988	$134,270
Marketable securities	6,058	23,070
Accounts receivable, net of allowances for doubtful accounts of $19,212 in 2004 and $17,675 in 2003	392,418	264,317
Inventories, net	524,644	413,872
Other current assets	206,535	160,187

Total current assets	1,521,643	995,716

Property, plant and equipment, net	604,647	502,942
Goodwill, net	682,778	489,665
Intangible assets, net	336,594	314,361
Other assets	66,357	70,250

Total assets	$3,212,019	$2,372,934

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$177,537	$139,990
Current portion of long-term debt	60,145	58,607
Loans payable	18,825	17,804
Accrued income taxes payable	34,125	27,990
Accrued expenses and other current liabilities	287,789	242,158

Total current liabilities	578,421	486,549

Long-term debt, net of current portion	1,057,843	855,335
Other long-term liabilities	72,855	56,208
Minority interest	12,571	12,531

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.10 par value, authorized 546,875 shares, issued and outstanding 260,531 shares in 2004 and 245,885 in 2003	26,053	24,589
Capital in excess of par value	571,143	336,313
Retained earnings	888,503	690,476
Accumulated other comprehensive income (loss)	4,630	(89,067)

Total shareholders’ equity	1,490,329	962,311

Total liabilities and shareholders’ equity	$3,212,019	$2,372,934

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

IVAX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2004	2003	2002
Net revenues	$1,837,418	$1,420,339	$1,197,244
Cost of sales (excluding amortization, which is presented below)	985,125	781,383	663,708

Gross profit	852,293	638,956	533,536

Operating expenses:
Selling	272,569	212,192	168,952
General and administrative	162,391	122,414	118,416
Research and development	141,604	108,347	76,041
Amortization of intangible assets	22,488	19,719	16,158
Restructuring costs	1,374	3,706	4,242

Total operating expenses	600,426	466,378	383,809

Operating income	251,867	172,578	149,727
Other income (expense):
Interest income	5,545	3,710	8,090
Interest expense	(41,424)	(43,608)	(48,639)
Other income, net	5,836	11,738	60,321

Total other income (expense)	(30,043)	(28,160)	19,772

Income before income taxes and minority interest	221,824	144,418	169,499
Provision for income taxes	23,757	45,559	51,742

Income before minority interest	198,067	98,859	117,757
Minority interest	(40)	188	838

Income from continuing operations	198,027	99,047	118,595
Income from discontinued operations, net of tax of $12,763	—	22,204	—
Cumulative effect of accounting change	—	—	4,161

Net income	$198,027	$121,251	$122,756

Basic earnings per common share:
Continuing operations	$0.79	$0.41	$0.49
Discontinued operations	—	0.09	—
Cumulative effect of accounting change	—	—	0.02

Net income	$0.79	$0.50	$0.51

Diluted earnings per common share:
Continuing operations	$0.75	$0.40	$0.48
Discontinued operations	—	0.09	—
Cumulative effect of accounting change	—	—	0.02

Net income	$0.75	$0.49	$0.50

Weighted average number of common shares outstanding:
Basic	249,250	244,532	243,796

Diluted	268,792	248,625	246,722

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

IVAX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

						Accumulated
	Common Stock		Capital in			Other
	Number of		Excess of	Put	Retained	Comprehensive
	Shares	Amount	Par Value	Options	Earnings	Income (Loss)	Total
BALANCE, January 1, 2002	245,654	$24,565	$323,182	$34,650	$446,469	$(110,512)	$718,354
Comprehensive income:
Net income	—	—	—	—	122,756	—	122,756
Translation adjustment	—	—	—	—	—	(104,816)	(104,816)
Unrealized net gain on available-for-sale equity securities and derivatives, net of tax	—	—	—	—	—	162	162

Comprehensive income							18,102
Exercise of stock options	851	85	5,171	—	—	—	5,256
Tax benefit of option exercises	—	—	1,467	—	—	—	1,467
Employee stock purchases	99	10	918	—	—	—	928
Repurchase of common stock	(4,853)	(485)	(46,218)	(12,725)	—	—	(59,428)
Shares issued to settle put options	1,214	121	21,804	(21,925)	—	—	—
Value of stock options issued to non-employees	—	—	184	—	—	—	184

BALANCE, December 31, 2002	242,965	24,296	306,508	—	569,225	(215,166)	684,863
Comprehensive income:
Net income	—	—	—	—	121,251	—	121,251
Translation adjustment	—	—	—	—	—	125,651	125,651
Unrealized net gain on available-for-sale equity securities and derivatives, net of tax	—	—	—	—	—	448	448

Comprehensive income							247,350
Exercise of stock options	2,138	214	16,961	—	—	—	17,175
Tax benefit of option exercises	—	—	4,278	—	—	—	4,278
Employee stock purchases	111	11	1,027	—	—	—	1,038
Repurchase of common stock	(875)	(87)	(8,910)	—	—	—	(8,997)
Shares issued in acquisitions	1,546	155	16,335	—	—	—	16,490
Value of stock options issued to non-employees	—	—	114	—	—	—	114

BALANCE, December 31, 2003	245,885	24,589	336,313	—	690,476	(89,067)	962,311
Comprehensive income:
Net income	—	—	—		198,027	—	198,027
Translation adjustment	—	—	—		—	94,828	94,828
Unrealized net gain on available-for-sale equity securities and derivatives, net of tax	—	—	—	—	—	(1,131)	(1,131)

Comprehensive income							291,724
Exercise of stock options	1,938	194	18,443	—	—	—	18,637
Tax benefit of option exercises	—	—	5,774	—	—	—	5,774
Employee stock purchases	100	10	1,519	—	—	—	1,529
Shares issued in acquisitions	12,608	1,260	208,814	—	—	—	210,074
Value of stock options issued to non-employees	—	—	280	—	—	—	280

BALANCE, December 31, 2004	260,531	$26,053	$571,143	$—	$888,503	$4,630	$1,490,329

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

IVAX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income	$198,027	$121,251	$122,756
Adjustments to reconcile net income to net cash flows from operating activities:
Restructuring costs	1,374	3,706	4,242
Depreciation and amortization	82,903	76,808	59,877
Deferred tax (benefit) provision	(16,793)	17,099	(8,110)
Tax benefit of stock option exercises	5,774	4,278	1,467
Value of stock options issued to non-employees	280	114	184
Provision for (reversal of) doubtful accounts	2,627	(1,948)	4,239
Provision for inventory obsolescence	44,421	31,017	15,446
Interest accretion on notes receivable and payable, net	2,026	2,378	1,935
Minority interest in loss (earnings)	40	(188)	(838)
Equity in earnings of unconsolidated affiliates	(1,174)	(1,645)	(877)
(Gains) losses on sale of marketable securities	(1,634)	1,106	(4)
Gains on sale of product rights	(15,926)	(12,835)	(35,150)
(Gains) loss on sale of assets, net	(130)	119	2,930
Losses (gains) on extinguishment of debt	2,063	(2,323)	(17,346)
Income from discontinued operations	—	(22,204)	—
Cumulative effect of accounting change	—	—	(4,161)
Changes in operating assets and liabilities:
Accounts receivable	(104,023)	(18,465)	12,493
Inventories	(115,453)	(111,953)	(68,591)
Other current assets	(23,415)	671	(293)
Other assets	3,046	753	5,800
Accounts payable, accrued expenses and other current liabilities	46,420	(3,880)	48,318
Other long-term liabilities	2,548	(1,261)	6,821

Net cash flows from operating activities	113,001	82,598	151,138

Cash flows from investing activities:
Proceeds from sale of product rights	15,926	12,835	35,150
Capital expenditures	(98,814)	(95,358)	(98,670)
Proceeds from sales of assets	2,069	2,025	1,602
Acquisitions of intangible assets	(2,017)	(7,798)	(38,274)
Acquisitions of businesses, net of cash acquired	(15,111)	(27,110)	3,629
Investment in affiliates	903	3,658	(3,677)
Purchases of marketable securities	(1,194,379)	(344,770)	(454,864)
Proceeds from sales of marketable securities	1,213,667	359,371	604,379
Net proceeds from discontinued operations	5,500	8,824	—

Net cash flows from investing activities	(72,256)	(88,323)	49,275

Cash flows from financing activities:
Borrowings on long-term debt and loans payable	812,225	28,598	12,745
Payments on long-term debt and loans payable	(623,204)	(67,298)	(138,812)
Exercise of stock options and employee stock purchases	20,166	18,213	6,184
Repurchase of common stock	—	(8,997)	(59,428)

Net cash flows from financing activities	209,187	(29,484)	(179,311)

Effect of exchange rate changes on cash and cash equivalents	7,786	14,071	(23,008)

Net increase (decrease) in cash and cash equivalents	257,718	(21,138)	(1,906)
Cash and cash equivalents at the beginning of the year	134,270	155,408	157,314

Cash and cash equivalents at the end of the year	$391,988	$134,270	$155,408

(Continued)

IVAX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Continuation)

	Year Ended December 31,
	2004	2003	2002
Supplemental disclosures:
Interest paid, net of capitalized interest	$32,495	$39,619	$44,671

Income tax payments	$34,431	$51,907	$46,585

Income tax refunds	$7,892	$—	$—

Supplemental schedule of non-cash investing and financing activities:

Purchase of intangible assets through the issuance of debt			$80,054

Information with respect to acquisitions accounted for under the purchase method of accounting is summarized as follows:

Fair value of assets acquired	$113,138	$55,890
Liabilities assumed	(52,158)	(4,874)

Net assets acquired	60,980	51,016

Purchase price:
Cash, net of cash acquired	2,640	25,592
Acquisition costs	12,471	1,518
Forgiveness of note receivable and related cost	3,916	—
Present value of future minimum royalty payments	—	48,638
Fair market value of stock and options issued	210,074	16,490

Total	229,101	92,238

Goodwill	$168,121	$41,222

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

(2) Summary of Significant Accounting Policies:

     Principles of Consolidation – The accompanying consolidated financial statements include the accounts of IVAX Corporation and its subsidiaries. In accordance with the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 46R, Consolidation of Variable Interest Entities, we consolidate variable interest entities for which management has concluded that IVAX is the primary beneficiary. Entities that do not meet the definition of a variable interest entity are subject to the provision of Accounting Research Bulletin (ARB) No. 51, Consolidated Financial Statements, and are consolidated when management has determined that IVAX has the controlling financial interest. Investments in affiliates representing 20% to 50% ownership interests are recorded under the equity method of accounting. Investments in affiliates representing less than 20% ownership interests are recorded at cost. The minority interest held by third parties in majority owned subsidiaries is separately stated. All significant intercompany balances and transactions have been eliminated in consolidation. For purposes of these financial statements, North America includes the United States and Canada. Mexico is included within Latin America.

     Reclassifications – Certain amounts presented in the accompanying consolidated financial statements for prior periods have been reclassified to conform to the current year presentation. In the Consolidated Balance Sheets and Statements of Cash Flows, we reclassified from cash and cash equivalents to marketable securities $12,600 as of December 31, 2003 and $20,950 as of December 31, 2001.

     Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates. We periodically evaluate estimates and assumptions used in the preparation of the financial statements and make changes on a prospective basis when adjustments are necessary. Significant estimates include the allowance for doubtful accounts receivable, deferred tax assets and valuation allowances, inventory writedowns and reserves, environmental reserves, litigation, the useful lives of intangible assets and sales returns and allowances, including, but not limited to, chargebacks, rebates, returns and shelf-stock adjustments.

     During the year ended December 31, 2004, our net revenues and gross profit benefited by $8,100, $5,144 net of tax, due to the positive resolution of previously accrued potential service level claims. In addition, our tax provision and net income benefited by net changes of $5,749 from the reversal of $8,577 of tax reserves, relating to prior years’ tax issues at three of our foreign subsidiaries, that on review were determined to no longer be necessary, partially offset by $2,828 of additional valuation allowance recorded against a deferred tax asset at another European subsidiary (see Note 9, Income Taxes, for additional information). The total impact of these changes increased net income by $10,893, or $0.04 per diluted share.

     During the year ended December 31, 2003, as a result of improvements in our return and customer inventory experience, doubtful accounts and analysis of tax reserves, our estimates of product returns and other sales allowances, inventory obsolescence, allowance for doubtful accounts and income tax exposures decreased and, accordingly, we recognized increased net revenues, reduced cost of sales, reduced bad debt expense and reduced income tax provision. During the year ended December 31, 2003, these changes increased net revenues by $13,733, reduced cost of sales by $824, reduced bad debt expense by $3,673, reduced the income tax provision by $2,700, increased net income by $14,029 and increased diluted earnings per share by $0.06.

     Cash and Cash Equivalents – We consider all investments with a maturity of three months or less as of the date of purchase to be cash equivalents.

     Marketable Securities – Short-term investments in marketable debt securities generally mature between three months and three years from date of purchase or are auction rate securities with final maturities longer than three years, but with interest rates resetting every 28 or 35 days through an auction mechanism. These short-term marketable securities consist primarily of taxable municipal bonds, corporate bonds, government agency securities and commercial paper. It is our intent to maintain a liquid portfolio to take advantage of investment opportunities; therefore, most securities are deemed short-term, are classified as available-for-sale securities and are recorded at market value using the specific identification method. Unrealized gains and losses, net of tax, are reflected in “Accumulated other comprehensive income (loss)” in the accompanying consolidated balance sheets. Realized gains and losses are included in “Other income” in the accompanying consolidated statements of operations using the specific identification method.

     We have investments in marketable securities that are deemed long-term, available-for-sale, which are marked to market value using the specific identification method. Unrealized gains and losses, net of tax, are reflected in “Accumulated other comprehensive income (loss)” in the accompanying consolidated balance sheets. Realized gains and losses are included in “Other income” in the accompanying consolidated statements of operations using the specific identification method. In addition, we have one investment in a limited investment partnership. In accordance with Emerging Issues Task Force (EITF) Topic D-46, Accounting for Limited Partnership Investments, investments in limited investment partnerships representing greater than 5% ownership interests are considered to be more than minor and are accounted for under the equity method; otherwise, they are carried at cost. These investments are included in “Other assets” in the accompanying consolidated balance sheets.

     Investments in marketable securities consist of the following:

	December 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Mutual funds	$1,408	$—	$—	$1,408
Auction rate securities	4,650	—	—	4,650
Equity securities	156	57	—	213
Corporate bonds	14	—	—	14

Total marketable securities	6,228	57	—	6,285
Less: Short-term marketable securities	6,058	—	—	6,058

Long-term marketable securities	$170	$57	$—	$227

	December 31, 2003
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Mutual funds	$8,776	$—	$—	$8,776
Auction rate securities	14,260	—	—	14,260
Equity securities	1,016	434	—	1,450

Total marketable securities	24,052	434	—	24,486
Less: Short-term marketable securities	23,070	—	—	23,070

Long-term marketable securities	$982	$434	$—	$1,416

     Concentration of Credit Risk – We sell a significant amount of brand equivalent pharmaceutical products to a relatively small number of retail drug chains and drug wholesalers, primarily in the United States, which represents an essential part of the distribution chain of pharmaceutical products in the United States. The total net accounts receivable balances of our two subsidiaries that sell to this concentration of customers represented approximately 38% of our accounts receivable balances as of December 31, 2004, and 25% as of December 31, 2003.

     Accounts receivable are recorded concurrently with sales unless there is significant uncertainty regarding collection, in which case the sale is not recorded in revenues. Credit is extended to customers based on evaluation of the customer’s financial condition and collateral is generally not required. We monitor the credit worthiness of our customers and review outstanding receivable balances for collectibility on a regular basis and record allowances for doubtful accounts as necessary. Some of the factors that we consider in determining whether to record an allowance against accounts receivable include the age of the receivable, historical write-off experience and current economic conditions.

     We follow an investment policy that limits investments in individual issuers that meet certain minimum credit rating and size requirements, generally, to the lesser of $10,000 or 10% of program size.

     Other Concentrations — Some components and materials used in our manufactured products, and some products sold by us, are currently available only from one or a limited number of domestic or foreign suppliers. Additionally, in many cases we have listed only one supplier in our applications with the FDA and foreign governmental authorities. This includes products that have historically accounted for a significant portion of our revenues.

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

     Inventories consist of the following:

	December 31,
	2004	2003
Raw materials	$194,183	$155,159
Work-in-process	81,202	65,194
Finished goods	249,259	193,519

Total inventories	$524,644	$413,872

     Pre-launch Inventories – We have made, are in the process of making and/or will scale-up and make commercial quantities of certain of our product candidates prior to the date we anticipate that such products will receive final FDA or foreign governmental marketing approval and/or satisfactory resolution of patent infringement litigation involving them (i.e., pre-launch inventories). The scale-up and commercial production of pre-launch inventories involves the risk that such products may not be approved for marketing by the governmental agencies on a timely basis, or ever, and/or that the outcome of related litigation may not be satisfactory. This risk notwithstanding, we plan to continue to scale-up and build pre-launch inventories of certain products that have not yet received final governmental approval and/or satisfactory resolution of patent infringement litigation when we believe that such action is appropriate in relation to the commercial value of the product launch opportunity.

     As of December 31, 2004, we had approximately $33,198 in inventories, primarily raw materials, relating to products pending launch while we await receipt of final FDA or foreign governmental marketing approval and/or satisfactory resolution of patent infringement litigation. Approximately 53% of our pre-launch inventories represents inventories for which the brand product’s patent protection has expired and we are awaiting regulatory approval to sell our generic equivalent.

     Property, Plant and Equipment – Property, plant and equipment are carried at cost less accumulated depreciation and amortization and consist of the following:

	December 31,
	2004	2003
Land	$38,159	$24,758
Buildings and improvements	341,787	255,863
Machinery and equipment	397,340	323,210
Furniture and computer equipment	109,249	92,875
Construction in process	62,382	84,428

Total cost	948,917	781,134
Less: Accumulated depreciation and amortization	344,270	278,192

Property, plant and equipment, net	$604,647	$502,942

     Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows: buildings and improvements (10 — 40 years), machinery and equipment (3 - 10 years) and furniture and computer equipment (2 — 10 years). Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or their estimated useful lives. Costs of major additions and improvements are capitalized and expenditures for maintenance and repairs that do not extend the life of the assets are expensed. Upon sale or disposition of property, plant and equipment, the cost and related accumulated depreciation or amortization are eliminated from the accounts and any resulting gain or loss is credited or charged to operations. Depreciation expense was $59,029 in 2004, $56,387 in 2003 and $42,848 in 2002.

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

     Capitalization of Interest – Total interest costs incurred were $46,208 in 2004, $45,717 in 2003 and $49,069 in 2002, of which the amount capitalized on certain construction projects was $4,784 in 2004, $2,109 in 2003 and $430 in 2002.

     Impairment of Goodwill and Intangibles — We have recorded on our balance sheet both goodwill and intangible assets, which consist of patents and technologies, trademarks, product registrations and other licenses. Intangible assets with definite lives are amortized and reviewed for impairment when events or other changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Goodwill and indefinite-lived intangible assets are tested for impairment annually.

     When factors indicate that an asset may be impaired, we use various methods to estimate the asset’s future cash flows expected to result from the use of the asset and its eventual disposition. Impairment of goodwill and indefinite-lived intangibles is determined to exist when the fair value is less than the carrying value of the assets being tested. Impairment of definite-lived intangibles is determined to exist when undiscounted cash flows related to the assets are less than the carrying value of the assets. Any impairment amount is charged to operations. Because the process of testing for impairment involves management making estimates with respect to future sales volumes, pricing, new product launches, anticipated cost environment and overall market conditions and because these estimates form the basis for the determination of whether or not an impairment charge should be recorded, these estimates are considered to be critical accounting estimates. We test the goodwill related to the acquisition of the respiratory business in Europe on a regional basis since the business and sales are throughout Europe. During the year ended December 31, 2004, we determined through our estimates that no impairment of goodwill or intangible assets existed. We are continuing to monitor the intangibles related to our operations in France as competition in the generic pharmaceutical environment in this region remains strong and we continue to incur operating losses. Additionally, we are monitoring our Nasarel asset as patents related to competitive brand products expire, new generic products are introduced and products are transitioned to over-the-counter, all of which could have an adverse impact on revenues and gross profit related to this product. We will continue to assess the carrying value of our goodwill and intangible assets in accordance with applicable accounting guidance.

     Intangible assets with definite lives are amortized and carried at cost less accumulated amortization. Intangible assets with indefinite lives are carried at cost. Intangible assets consist of the following:

	December 31,
	2004		2003
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Patents and related licenses	$76,867	$55,494	$79,655	$52,481
Trademarks	146,107	30,042	136,249	18,416
Licenses and other intangibles	217,799	45,589	166,079	22,086

Total	$440,773	$131,125	$381,983	$92,983

Unamortized intangible assets:
Trademarks and product registrations	$26,946		$25,361

     Patents, trademarks, licenses and other intangible assets with finite lives are amortized using the straight-line method over their respective estimated lives (ranging from 1 — 20 years), while those with indefinite lives are not amortized. On an annual basis by region, we evaluate the recoverability of intangible assets and evaluate events or circumstances that have occurred that warrant revising estimates of useful lives or that indicate that an impairment exists. The weighted average life of patents, trademarks, licenses and other intangibles was 14.4 years at December 31, 2004, and 15.6 years at December 31, 2003. Certain of our amortization expense is included in research and development expense. Amortization expense was $23,015 in 2004, $20,421 in 2003 and $17,029 in 2002.

     Estimated intangible assets amortization expense for the next five years is approximately $26,822 in 2005, $25,469 in 2006, $27,292 in 2007, $25,631 in 2008, and $25,540 in 2009.

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

     Foreign Currencies – Our operations include subsidiaries which are located outside of the United States. Assets and liabilities as stated in local currencies are translated at the rate of exchange prevailing at the balance sheet date. The gains or losses that result from this process are shown in “Accumulated other comprehensive income (loss)” in the accompanying consolidated balance sheets. Amounts in the statements of operations are translated at the average rates for the period. Foreign currency transaction gains and losses arising from cash transactions are credited to or charged against current earnings. If the economy of Venezuela again becomes hyperinflationary, the local currency financial statements of our Venezuelan operations will be remeasured into United States dollars by translating monetary assets and liabilities at the current exchange rate, non-monetary assets and expenses related to non-monetary assets at the historical rates, and revenues and expenses at the average exchange rate in effect during the year.

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

     We do not speculate in the foreign exchange market. We may, however, from time to time, manage exposures that arise in the normal course of business related to fluctuations in foreign currency rates by entering into foreign exchange forward contracts. We enter into these contracts with counterparties that we believe to be creditworthy and do not enter into any leveraged derivative transactions. These foreign exchange forward contracts generally require us to exchange local currencies for foreign currencies based on pre-established exchange rates at the contracts’ maturity date. As the exchange rates change, gains and losses on these contracts are generated based on the change in the exchange rates that are generally recognized in the consolidated statements of operations at maturity. These gains and losses are recorded in the same income statement captions as the related hedged cash flows. Gains and losses on the ineffective portion of these hedges are recorded in “Other income, net” in the accompanying consolidated statement of operations. Prior to maturity, unrealized gains or losses are recorded, net of tax, in “Accumulated other comprehensive income (loss)” in the accompanying consolidated balance sheets. Costs associated with entering into these contracts are amortized over the contracts’ lives, which typically are less than one year. We held foreign exchange forward contracts with notional principal amounts of $21,535 at December 31, 2004, which mature in January 2005 through July 2005, and $16,188 at December 31, 2003, which matured from January 2004 through July 2004, primarily to hedge Euro-based operating cash flows against Pounds Sterling. If Pounds Sterling were to strengthen by 5% in relation to the Euro, our hedged foreign currency cash-flows expense would increase by $1,077, offset by a gain of $1,077 on the derivative contracts, with a net effect of zero. As exchange rates change, gains and losses on these contracts are generated based on the change in the exchange rates that are recognized in the consolidated statement of operations at maturity, and offset the impact of the change in exchange rates on the foreign currency cash flows that are hedged.

     In addition, we have short-term balances that are denominated in foreign currencies. A portion of these balances are hedged, from time to time, using foreign exchange forward contracts, and gains and losses on these contracts are included in the consolidated statements of operations as they arise. We incurred net foreign exchange transaction losses of $8,013 in 2004, $10,013 in 2003 and $1,056 in 2002, which are included in “Other income, net” in the accompanying consolidated statements of operations.

     Revenue Recognition – Revenues and the related cost of sales are recognized when title to our products and the risks and rewards of ownership pass to our customers and when provisions for revenue dilution items, including chargebacks, returns, shelf stock adjustments, discounts, promotional allowances, rebates, reimbursements relating to Medicaid and Medicare and other allowances are reasonably determinable. These revenue dilution provisions totaled $875,871 in 2004, $647,264 in 2003 and $664,565 in 2002. The reserve balances related to these provisions are included in the following balance sheet accounts:

	December 31,
	2004	2003
Accounts receivable	$147,330	$136,475
Accrued expenses	127,240	110,079

Total sales returns and allowances reserves	$274,570	$246,554

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

     Returns - Consistent with industry practice, we maintain a return policy in certain markets that allows our customers to return product within a specified period prior to, and subsequent to, the product’s expiration date. Our estimate of the provision for returns is based upon our historical experience with actual returns and estimated levels of inventory in the distribution channel. We make adjustments to the provision for returns in the event that it appears that actual product returns may differ from our established reserves.

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

     In accordance with EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, our accounting policy is to review each contract to determine if there are multiple revenue-generating activities that constitute more than one unit of accounting. Revenue is recognized for each unit of accounting based on revenue recognition criteria relevant to that unit. Up-front payments are deferred, if appropriate, and recognized into revenues over the obligation period. During the first quarter of 2004, we earned a $25,500 milestone payment under a product collaboration and development agreement with Mayne Group Limited for the marketing and distribution of our injectable paclitaxel product in Europe. This agreement is a multiple-element revenue arrangement containing a development and regulatory approval component. When the obligations and criteria for earning the milestone were satisfied, the milestone was recognized in other revenue. The arrangement also includes a license component containing a profit-split arrangement and an up-front payment that we received and deferred that is being amortized to other revenue over the license term due to obligations under the license agreement. In addition, the agreement contained a short-term supply arrangement that we determined contained fair market terms. During the second quarter of 2004, we earned a $5,000 milestone payment under another product collaboration and development agreement that is a multiple-element revenue arrangement for which an up-front payment was deferred in a prior year and is being amortized to other revenues over the obligation period. During 2003, we earned approximately $6,000 in milestone payments under a license and development agreement. Other revenues included $318 in 2002 of amortization of revenue deferred in accordance with SAB No. 101. Upon termination of a license agreement, during 2002, the remaining $5,981 of deferred revenue was recognized in income.

     Royalty and license fee income are recognized when obligations associated with earning the royalty or licensing fee have been satisfied and are included in “Net revenues” in the accompanying consolidated statements of operations. Royalties earned under license agreements were $2,318 in 2004, $1,837 in 2003 and $745 in 2002.

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

     Sale of Subsidiary Stock – Our accounting policy for sales of subsidiary stock is income statement recognition. Accordingly, gains and losses on sales are recorded in “Other income, net” in the consolidated statement of operations.

     Income Taxes – The provision for current income taxes is based on the consolidated United States entities’ and individual foreign companies’ estimated tax rates for the applicable year. Deferred taxes are determined utilizing the asset and liability method based on the estimated future tax effects of differences between the financial accounting and tax basis of assets and liabilities under the applicable tax laws. Deferred income tax provisions and benefits are based on the changes in the deferred tax asset or tax liability from period to period (See Note 9, Income Taxes).

     We have recorded valuation allowances against certain of our deferred tax assets, primarily those that have been generated from net operating losses in certain taxing jurisdictions. In evaluating whether we would more likely than not recover these deferred tax assets, we have not assumed any future taxable income in the jurisdictions associated with these carryforwards. Implementation of tax planning strategies to recover these deferred tax assets or future income generation in these jurisdictions could lead to the reversal of these valuation allowances and a reduction of income tax expense.

     We believe that our estimates for the valuation allowances reserved against the deferred tax assets are appropriate based on current facts and circumstances. However, other people applying reasonable judgment to the same facts and circumstances could develop a different estimate of these factors.

     We prepare and file tax returns based on our interpretation of tax laws and regulations and record estimates based on these judgments and interpretations. In the normal course of business, our tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities. Inherent uncertainties exist in estimates of tax contingencies due to changes in tax law resulting from legislation, regulation and/or as concluded through the various jurisdictions’ tax court systems. We record a liability for tax contingencies when we believe it is probable that we will be assessed and the amount of the contingency can be reasonably estimated. The tax contingency reserve is adjusted for changes in facts and circumstances, and additional uncertainties. For example, adjustments could result from significant amendments to existing tax law and the issuance of regulations or interpretations by the taxing authorities, new information obtained during a tax examination, or resolution of an examination. We believe that our estimates for tax contingency reserves are appropriate and sufficient to pay assessments that may result from examinations of our tax returns; however, other people applying reasonable judgment to the same facts and circumstances could develop a different estimate and the amount ultimately paid upon resolution of issues raised may differ from the amounts accrued.

     Earnings Per Common Share – A reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for income from continuing operations is as follows:

	Year Ended December 31,
	2004	2003	2002
Numerator:
Income from continuing operations	$198,027	$99,047	$118,595
Interest expense on 1.5% contingently convertible debt, net of tax	3,952	—	—

Adjusted income from continuing operations	$201,979	$99,047	$118,595

Denominator:
Basic weighted average number of shares outstanding	249,250	244,532	243,796
Effect of dilutive securities – stock options and warrants	5,680	4,093	2,926
Conversion equivalent of 1.5% contingently convertible debt	13,862	—	—

Diluted weighted average number of shares outstanding	268,792	248,625	246,722

Not included in the calculation of diluted earnings per share because their impact is antidilutive:
Stock options outstanding	6,063	11,271	17,086
Convertible debt	16,910	27,369	29,554

     See Note 16, Subsequent Events, for discussion of our exchange of 1.5% contingently convertible notes for new notes. Had this exchange occurred prior to December 15, 2004, we expect that the majority of conversion equivalent shares would not have been required to be included in our calculation of dilutive earnings per share.

     Accumulated Other Comprehensive Income (Loss) – Other comprehensive income refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States are excluded from net income as these amounts are recorded directly as an adjustment to shareholders’ equity. Accumulated other comprehensive income (loss) is comprised of the cumulative effects of foreign currency translation and unrealized gains and losses on available-for-sale equity securities and derivatives.

     Stock-Based Compensation Plans – As permissible under Statement of Financial Accounting Standard (SFAS) No. 123, Accounting for Stock-Based Compensation, we account for all stock-based compensation arrangements using the intrinsic value method prescribed by Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, as interpreted by FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, and disclose pro forma net earnings and earnings per share amounts as if the fair value method had been adopted. Accordingly, no compensation cost is recognized for stock option awards granted to employees at or above fair market value.

     Our pro forma net income, pro forma net income per common share and pro forma weighted average fair value of options granted, with related assumptions, assuming we had adopted the fair value method of accounting for all stock-based compensation arrangements consistent with the provisions of SFAS No. 123, using the Black-Scholes option pricing model, are indicated below (see Note 11,
Shareholder’s Equity, for comments regarding the acceleration of vesting of stock options in 2004):

	Year Ended December 31,
	2004	2003	2002
Net income as reported	$198,027	$121,251	$122,756
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	54,549	16,851	16,477

Pro forma net income	143,478	$104,400	$106,279
Basic net income per share as reported	$0.79	$0.50	$0.51
Pro forma basic net income per share	$0.58	$0.43	$0.44
Diluted net income per share as reported	$0.75	$0.49	$0.50
Pro forma diluted net income per share	$0.54	$0.42	$0.43
Pro forma weighted average fair value of options granted	$7.20	$4.15	$6.40
Expected life (years)	4.6	4.8	5.3
Risk-free interest rate	3.1-4.6%	2.7-4.0%	3.4-4.8%
Expected volatility	25%	26%	27%
Dividend yield	0%	0%	0%

     Valuations are based on highly subjective assumptions about the future, including stock price volatility and exercise patterns. During the fourth quarter of 2004, it was determined that our stock option program did not include the impact of forfeitures in the report of the fair value of compensation expense. Accordingly, the amount reported for 2003 was reduced by $3,851 and for 2002 was reduced by $2,557 to reflect the impact of forfeitures.

     Recently Issued Accounting Standards – On September 30, 2004, the EITF reached a consensus on Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share, concluding that contingently convertible debt instruments should be included in diluted earnings per share computations (if dilutive) regardless of whether the market price trigger (or other contingent feature) has been met. This consensus is effective for reporting periods ending after December 15, 2004, and requires prior period earnings per share amounts presented for comparative purposes to be restated utilizing a transition method. The transition method agreed upon by the EITF is a modified restatement approach that results in a company applying the consensus to the terms of the security at the adoption date. As such, if the terms of the security are changed prior to the adoption date, it is the changed terms to which the consensus is applied. We adopted the consensus in the fourth quarter of 2004. The impact of adoption has reduced our reported diluted earnings per share for each of the three month periods ended March 31, 2004, June 30, 2004, and December 31, 2004, by $0.01 per share and for the year ended December 31, 2004 by $0.03 per share. There was no impact on the prior years’ reported diluted earnings per share.

     On November 24, 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material be recognized as current period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. It is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The impact of adoption of this statement is not expected to be significant.

     On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which addresses the accounting for transactions in which an entity exchanges it equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It requires compensation costs related to share-based payment transactions to be recognized in the financial statements. It applies to all awards granted after the effective date and is not applied to awards granted in periods before the effective date, except to the extent that the prior periods’ awards are modified, repurchased or cancelled after the effective date. This Statement can be adopted under two methods, the modified prospective or the modified retrospective applications. Under the modified prospective application, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the effective date should be recognized as the requisite service is rendered on or after the effective date. The compensation cost for that portion of awards should be based on the grant-date fair value of those awards as calculated for either recognition or pro forma disclosure under SFAS No. 123. Changes to the grant-date fair value of awards granted before the effective date of this Statement are precluded. The compensation cost for those earlier awards should be attributed to periods beginning on or after the effective date of this Statement using the attribution method that was used under SFAS No. 123, except that the method of recognizing forfeitures only as they occur should be continued. Any unearned or deferred compensation related to those earlier awards should be eliminated against the appropriate equity accounts. The modified retrospective application may be applied to all prior years that SFAS No. 123 was effective or only to prior interim periods in the year of initial adoption if the effective date of SFAS No. 123 (as revised) does not coincide with the beginning of the fiscal year. It is effective as of the first interim or annual reporting period that begins after June 15, 2005. The cumulative effect of the initial application of this Statement, if any, is to be recognized as of the effective date. Upon adoption, we will be required to reclassify excess tax benefits, as defined in the Statement, from stock option exercises from Cash flows from operating activities to Cash flows from financing activities in the Consolidated Statement of Cash Flows. We expect that under the modified prospective method of adoption, during the second half of 2005 we will be required to record additional compensation expense of approximately $2,586, net of tax, for unvested awards that were outstanding as of December 31, 2004. We also expect that compensation expense will be required to be recorded for future awards of share-based payments, including employee stock purchases under our Employee Stock Purchase Plan, if not amended prior to adoption.

      Effective January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. Intangible assets that have indefinite lives and goodwill are no longer amortized. This increased net income by approximately $1,750 per quarter, or $7,000 per year. The life of one product intangible asset with a net book value of $6,519 as of January 1, 2002, was extended based on a review of the expected remaining estimated useful life. During 2002, intangible assets with indefinite lives were tested for impairment resulting in the write-down of one intangible asset by $177. The initial test for impairment of goodwill as of January 1, 2002, was completed during the second quarter of 2002 and no impairments were indicated. During 2004 and 2003, impairment testing of goodwill and intangible assets with indefinite lives was performed and no impairments were indicated.

     During the second quarter of 2002, we elected to early adopt SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The impact of adoption was the reclassification into income from continuing operations of an extraordinary gain of $3,413, net of taxes of $1,962, during the first quarter of 2002 and an extraordinary gain of $2,664, net of taxes of $1,531, during the second quarter of 2002.

(3) Mergers and Acquisitions:

     On June 1, 2004, we indirectly acquired from Recordati Industria Chimica e Farmaceutica S.p.A. (Recordati) 469 shares of Kutnowskie Zaklady Farmaceutyczne “POLFA” SA (Polfa Kutno), by purchasing the outstanding securities of KZFPK Holdings, Inc., a Delaware corporation, for 2,169 shares of our common stock, valued at $41,627. The shares purchased represent 24.99% of the total share capital in Polfa Kutno, a pharmaceutical company listed on the Warsaw Stock Exchange. On December 15, 2004, we acquired 97.23% of the remaining outstanding shares of Polfa Kutno in exchange for 9,606 shares of our common stock, valued at $152,549. The total purchase price, including acquisition costs in connection with this transaction and the transaction with Recordati of $12,252 less cash acquired of $95, was $206,333. Polfa Kutno markets and manufactures a wide variety of prescription and over-the-counter pharmaceutical products, which we believe will complement our existing businesses and will provide new products and marketing opportunities. The preliminary allocation of the purchase price is subject to adjustment based on receipt of final information on the fair value of assets acquired and liabilities assumed, including final determination of the liability for restructuring. The excess of the purchase price over the net assets acquired has been recorded as goodwill pending receipt of final information on the fair value of assets acquired and liabilities assumed. We recorded $737 of equity in earnings of Polfa Kutno during the period June 1, 2004, through December 15, 2004. The operating results of Polfa Kutno are included in the consolidated financial statements subsequent to the December 15, 2004, the trade settlement date.

     On June 2, 2004, we acquired Corporacion Medco S.A.C. (Medco), a Peruvian pharmaceutical company, by purchasing the outstanding securities of Medco’s parent, Inversiones Catamaran S.A. – Inveran, a corporation organized under the laws of Panama, for 833 shares of our common stock, valued at $15,898, and $100 in cash. The total purchase price, including acquisition costs of $188 less cash acquired of $198 and a working capital purchase price adjustment refund of $668, was $15,320. Medco develops, manufactures and sells branded over-the-counter and prescription products, as well as generic prescription pharmaceutical products, in Peru. We acquired Medco to further our growth in the Peruvian market and to provide new product opportunities. The preliminary allocation of the purchase price is subject to adjustment based on receipt of final information on the fair value of assets acquired and liabilities assumed. The operating results of Medco are included in the consolidated financial statements subsequent to the June 2, 2004, acquisition date.

     On June 2, 2004, we indirectly acquired Botica Torres de Limatambo S.A.C. (BTL), a Peruvian retail pharmacy company, by purchasing the outstanding securities of one of BTL’s parents, ASSA Investments S.A., and exercising an option (Option) to acquire the outstanding securities of the other parent, ASSA Inc., for $3,501 in cash, net of cash acquired of $249, forgiveness of a note receivable previously held by us with a recorded value of $1,728 and related costs of $2,188, and other costs incurred of $31, of which $188 is held in escrow. The note receivable was secured by the Option. BTL operates a retail pharmacy chain in Peru. We acquired BTL to further our growth in the Peruvian market and to explore retail pharmacy market opportunities. The preliminary allocation of the purchase price is subject to adjustment based on receipt of final information on the fair value of assets acquired and liabilities assumed. The operating results of BTL are included in the consolidated financial statements subsequent to the June 2, 2004, acquisition date.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the dates of acquisition, the purchase price paid and resulting goodwill.

Current assets, excluding cash acquired	$44,946
Property, plant and equipment	35,147
Intangible assets	31,495
Other assets	1,550

Total assets acquired	113,138

Current liabilities	38,416
Long-term debt	13,742

Total liabilities assumed	52,158

Net assets acquired	$60,980

Purchase price:
Cash, net of cash acquired	$2,640
Acquisition costs	12,471
Forgiveness of note receivable and related cost	3,916
Fair market value of stock issued	210,074

Total	$229,101

Goodwill	$168,121

     The results of operations prior to the acquisitions were not significant in relation to our results of operations.

     On January 24, 2003, we acquired ChemSource Corporation in Puerto Rico from Chemo Iberica S.A. and Quimica Sintetica S.A. for 1,250 shares of our common stock, valued at $12,393, and $100 in cash. ChemSource Corporation was subsequently renamed API Industries, Inc. (API). The total purchase price, including acquisition costs of $315, less cash acquired of $358, was $12,450. API develops, manufactures and sells active pharmaceutical ingredients for various pharmaceutical products, including many products that we sell or have under development. We acquired API to further our objective of complementing existing businesses and to provide new products and marketing opportunities. The operating results of API are included in the consolidated financial statements subsequent to the January 24, 2003, acquisition date.

     On September 23, 2003, we acquired Advanced Tobacco Products, Inc. (ATP), for 296 shares of our common stock, valued at $4,097. The total purchase price, including acquisition costs of $254, less cash acquired of $332, was $4,183. ATP is an inhalation technology company that developed a patent for nicotine impermeable copolymer technology marketed for smoking cessation, that it sold to Pharmacia in 1987. ATP receives payments from Pharmacia on the sales of those products. We acquired ATP because of the complementary nature of ATP’s technology to our product line and because of the anticipated payments from sales of Pharmacia’s products incorporating the patented nicotine technology sold by ATP to Pharmacia. The operating results of ATP are included in the consolidated financial statements subsequent to the September 23, 2003, acquisition date.

     On October 1, 2003, we acquired a branded respiratory business including license rights to certain branded respiratory products and the related marketing and sales forces in nine European countries. This acquisition was treated for accounting purposes as the acquisition of a business, rather than the acquisition of assets, since it meets the definition of a business under EITF Issue No. 98-3, Determining Whether a Nonmonetary Transaction Involves the Receipt of Productive Assets or of a Business. The total consideration due from us under the agreement, including minimum annual royalty payments, is $77,000, of which we paid $26,000 on closing and $24,000 on the first anniversary. In addition, $24,000 is due on the second anniversary of the closing date and $3,000 is due on the third anniversary. We are also required to make additional royalty payments on achieving certain annual sales levels up to a maximum of $1,265 per year, or $6,575 in total. The total purchase price, including acquisition costs of $949, plus the present value of future minimum royalty payments, which is treated as part of the purchase price, is $75,605. The present value of the payments due are recorded as long-term debt. As part of the acquisition, we assumed certain defined benefit obligations, which were recorded as long-term liabilities in the amount of the estimated projected benefit obligation. The operating results of the acquired business are included in the consolidated financial statements subsequent to the consummation of the acquisition on October 1, 2003.

(4) Income from Discontinued Operations:

     During June 2003, we recorded income from discontinued operations in the amount of $22,204, net of tax of $12,763, or $0.09 per diluted share, resulting from a number of agreements, for certain patent and product rights and the settlement of litigation related to a contingent sale price dispute from our 1997 sale of McGaw, Inc. to B. Braun Melsungen AG. Under these agreements, we received $13,896 of cash, net of related expenses incurred in 2003 and recorded a current tax payable of $5,072. In addition, the agreements provide for additional payments totaling $25,500 due in five approximately equal annual installments, which were recorded as a receivable discounted at 4%. We also accrued $1,622 of additional fees related to the settlement and a deferred tax liability of $7,691. The first installment payment of $5,500 was received in June 2004.

(5) Sale of Product Rights:

     During 1997, we entered into an agreement to sell to Ortho-McNeil Pharmaceutical, Inc. (OMP), a subsidiary of Johnson & Johnson, which acquired ALZA Corporation (ALZA) in 2002, certain rights in Elmiron®. The agreement required an up-front payment, as well as milestones and royalties on sales of Elmiron®. A portion of the up-front and milestone payments that we have received and included in other income in prior years, $28,313 as of January 1, 2005, is refundable through December 31, 2005, and then ratably decreases through 2009, if our patent rights are found to be invalid and a brand equivalent of Elmiron® is introduced by another company.

     We believe that the probability of occurrence of our patent rights being found invalid and a brand equivalent of Elmiron® being introduced by another company is remote. Elmiron® possesses strong patent protection and exclusive use legal protections and Elmiron®’s current and expected future market size makes it uneconomical for another company to incur the substantial cost to develop a generic equivalent, perform the long FDA clinical trials and litigate with OMP and us to obtain generic status. If the patent were to be challenged, then we, as the owner of the patent rights, would be entitled to a 30-month statutory delay, during which we would maintain the exclusive right to sell Elmiron®. The active ingredient for Elmiron® is manufactured by only one source in the world and is subject to a “know-how” license held by us and because of the unique aspects of Elmiron®, we believe that there is no reliable means for a competitor to demonstrate the bio-equivalence that would be required for approval of a potential generic. The potential refund represents a warranty provision, which is not inconsistent with representations and warranties (typically without quantification of damages) that are present in most sales and licensing agreements. When conducting our analysis of the amount to record of the warranty obligation, we first assessed the chance of an adverse outcome under the warranty arrangement. Since we determined the chance of an adverse outcome to be remote, no provision for the warranty was recorded.

     During the fourth quarter of 2002, we received $20,000 in connection with certain amendments to the contract. Upon acquisition of ALZA by OMP, representatives of OMP made it clear to us that they believed that the existing royalty structure, which provided for escalating royalties at certain sales levels, created a disincentive towards the continued growth of and their investment in the product. In order to address these issues, in exchange for minimum guaranteed royalties through 2006, we agreed to forego our rights to receive increased royalty payments upon sales of Elmiron® by OMP beyond certain sales levels and reduced the royalty rates we would receive at other sales levels. We also provided for the orderly transition of the manufacture of Elmiron® to OMP. As the $20,000 payment was nonrefundable and since we had no other obligations under the agreement other than those related to the manufacture of Elmiron® on fair market terms, we determined that the $20,000 up-front payment was the culmination of a separate earnings process and recorded the payment as additional proceeds from the 1997 sale of Elmiron® to OMP. We will continue to receive payments from OMP over the next several years based upon sales of Elmiron® by OMP.

     Royalty and milestone payments from the 1997 sale of rights in Elmiron® and certain other urology products in the United States and Canada to OMP totaled $15,926 in 2004, $12,835 in 2003 and $35,150 in 2002, and are included in other income as additional gain on the sale of product rights. Royalties and milestone payments receivable from OMP included in “Other current assets” in the accompanying consolidated balance sheets totaled $7,210 at December 31, 2004, $8,307 at December 31, 2003 and $12,276 at December 31, 2002.

(6) Investments In and Advances to Unconsolidated Affiliates:

     We have ownership interests of 50% or less in various unconsolidated affiliates. Non-marketable investments in these affiliates totaled $7,414 at December 31, 2004, and $9,625 at December 31, 2003, and are included in “Other assets” in the accompanying consolidated balance sheets. Undistributed earnings of these affiliates, as well as our equity in their earnings, were not significant in any of the periods presented in the accompanying consolidated financial statements.

(7) Debt:

     Long-term debt consists of the following:

	December 31,
	2004	2003
1.5% Convertible Senior Notes due 2024. Interest payable semi-annually. 1.8% effective interest rate.	$400,000	$—
1.875% Convertible Senior Notes due 2024. Interest payable semi-annually. 2.3% effective interest rate.	328,022	—
4.5% Convertible Senior Subordinated Notes due 2008. Interest payable semi-annually. 4.8% effective interest rate.	283,900	533,900
5.5% Convertible Senior Subordinated Notes due 2007. Interest payable semi-annually. 5.9% effective interest rate.	—	249,000
QVAR® related payables	25,681	55,368
European respiratory business related payables	26,314	49,003
Mortgage note, due August 21, 2008, 4.3% interest rate through August 21, 2005, thereafter prime plus 0.25%	14,427	14,857
Other subsidiaries’ debt, due from 2005 to 2010, at interest rates ranging from 3% to 12%	39,644	11,814

Total long-term debt	1,117,988	913,942
Less: Current portion of long-term debt	60,145	58,607

Long-term debt, net of current portion	$1,057,843	$855,335

     On December 22, 2004, we issued $333,000 of our 1.875% Convertible Senior Notes due 2024 (1.875% Notes) at 98.5% of the principal amount to certain qualified institutional buyers. After expenses, we received net proceeds of approximately $324,675. Under certain circumstances, the 1.875% Notes are convertible into cash and, if applicable, shares of our common stock based on an initial conversion rate, subject to adjustment, of 48.1301 shares of our common stock per $1,000 of principal amount of the 1.875% Notes. This ratio results in an initial conversion price of approximately $20.78 per share. As of December 31, 2004, 16,027 shares of our common stock are reserved for issuance in connection with the conversion of the 1.875% Notes. We may redeem the 1.875% Notes on or after December 15, 2010. Beginning with the six-month period commencing on December 15, 2010, in addition to the stated interest of 1.875%, we will pay contingent interest of 0.29% of the market value of the 1.875% Notes if, during specified testing periods, the average trading price of the 1.875% Notes is 120% or more of the principal value. In addition, holders of the 1.875% Notes may require us to repurchase the notes at 100% of the principal amount on each of December 15, 2010, 2014, and 2019, and upon certain events.

     The 1.875% Notes can be converted prior to the stated maturity under the following circumstances:

•	during any fiscal quarter (beginning with the quarter ended March 31, 2005) if the closing sale price of our common stock for at least 20 consecutive trading days in the 30 consecutive trading day period ending on the last trading day of the immediately preceding fiscal quarter exceeds 120% of the conversion price on that 30th trading day;

•	during any five consecutive trading day period immediately following any five consecutive trading day period (Note Measurement Period) in which the average market price for the notes during that Note Measurement Period was less than 95% of the average conversion value for the notes during such period;

•	upon the occurrence of specified corporate transactions; or

•	if we have called the notes for redemption.

     The aggregate value (Conversion Value) of the cash and, if applicable, shares of our common stock per $1,000 principal amount of notes that will be received upon conversion by a holder of the notes will be equal to the product of:

•	the conversion rate then in effect; and

•	the average of the daily volume-weighted average price per share of our common stock for each of the 10 consecutive trading days beginning on the second trading day immediately following the day the notes are tendered for conversion (10-day Weighted Average Price).

     We will deliver the Conversion Value of the notes surrendered for conversion to converting holders as follows:

•	a cash amount (Principal Return) equal to the lesser of (1) the aggregate Conversion Value of the notes to be converted or (2) the aggregate principal amount of the notes to be converted; and

•	if the aggregate Conversion Value of the notes to be converted is greater than the Principal Return, an amount in whole shares equal to the quotient of (1) the aggregate Conversion Value less the Principal Return and (2) the 10-day Weighted Average Price; and

•	a cash amount in lieu of any fractional shares of our common stock.

     Shares underlying the 1.875% Notes were not included in our calculation of diluted earnings per share because our share price as of December 31, 2004, was below the conversion price. As a result, there would be no premium over the principal amount, which is paid in cash, so no shares would be issued on conversion. As discussed below, a portion of the net proceeds from this offering were used to repurchase a portion of our outstanding 4.5% Convertible Senior Subordinated Notes and the remaining net proceeds have been and will be used for general corporate purposes.

     On March 3, 2004, we issued $400,000 of our 1.5% convertible senior notes due 2024 (Old 1.5% Notes) to certain qualified institutional buyers. After expenses, we received net proceeds of approximately $390,500. Under certain circumstances, the Old 1.5% Notes are convertible, unless previously redeemed, into 41.85925 shares of our common stock per $1,000 of principal amount of the Old 1.5% Notes. This ratio results in a conversion price of approximately $23.89 per share. As of December 31, 2004, 16,744 shares of our common stock are reserved for issuance in connection with the conversion of the Old 1.5% Notes. We may redeem the Old 1.5% Notes on or after March 1, 2011. Beginning with the six-month period commencing on March 1, 2011, in addition to the stated interest of 1.5%, we will pay contingent interest of 0.36% of the market value of the Old 1.5% Notes if, during specified testing periods, the average trading price of the Old 1.5% Notes is 120% or more of the principal value. In addition, holders of the Old 1.5% Notes may require us to repurchase the notes at 100% of the principal amount on each of March 1, 2011, 2014, and 2019, and upon certain events.

     The Old 1.5% Notes can be converted into shares of our common stock prior to the stated maturity under the following circumstances:

•	during any fiscal quarter if the closing sale price of our common stock for at least 20 consecutive trading days in the 30 consecutive trading-day period ending on the last trading day of the immediately preceding fiscal quarter exceeds 120% of the conversion price on that 30th trading day;

•	during any five consecutive trading-day period immediately following any five consecutive trading-day period (Note Measurement Period) in which the average market price for the notes during that Note Measurement Period was less than 95% of the average conversion value for the notes during such period; provided, however, that, beginning on March 1, 2019, holders may not convert their notes if the closing sale price of our common stock on the trading day immediately preceding the day on which the notes are surrendered for conversion is greater than 100% of the conversion price but equal to or less than 120% of the conversion price;

•	upon the occurrence of specified corporate transactions; or

•	if we have called the notes for redemption.

     Shares underlying the Old 1.5% Notes were included in our calculation of diluted earnings per share in the fourth quarter and for the year 2004 due to adoption of EITF No. 04-8 in the fourth quarter of 2004. EITF No. 04-8 requires us to apply the “if-converted” method to the Old 1.5% Notes and, if dilutive, include the common stock issuable on conversion in our calculation of diluted earnings per share regardless of whether the conditions to conversion have been met. See Note 16, Subsequent Events, for discussion of our exchange of the Old 1.5% Notes for new 1.5% convertible senior notes. As discussed below, a portion of the net proceeds from this offering were used to redeem our outstanding 5.5% Notes and the remaining net proceeds have been and will be used for general corporate purposes, including acquisitions of, and investments in, products, technologies and companies, capital expenditures and working capital. See Note 16, Subsequent Events, regarding our exchange of these notes after December 31, 2004.

     The 4.5% Notes are convertible at any time prior to maturity, unless previously redeemed, into 31.21094 shares of our common stock per $1,000 of principal amount of the 4.5% Notes. This results in a conversion price of approximately $32.04 per share. As of December 31, 2004, 8,861 shares of our common stock are reserved for issuance in connection with the conversion of the outstanding 4.5% Notes. These shares were excluded from the calculation of diluted earnings per share because their impact was antidilutive. The 4.5% Notes are currently redeemable. Unamortized debt issuance costs related to the 4.5% Notes was $3,608 at December 31, 2004 and $8,816 at December 31, 2003, which is being amortized using the effective interest method to interest expense over the life of the 4.5% Notes. Using proceeds from our issuance of the 1.875% Notes, on December 22, 2004, we repurchased $250,000 of the 4.5% Notes at 98.5% of the aggregate principal amount plus accrued interest of $1,156. We paid $246,250 in cash to repurchase the notes and wrote off debt issuance costs in the amount of $3,209 in connection with the repurchase. This resulted in a gain on the repurchase of debt of $540. During 2003, we repurchased $27,300 of 4.5% Notes for $24,496, plus accrued interest of $346, and wrote off debt issuance costs of $530. This resulted in a gain on the extinguishment of debt of $2,274. During 2002, we repurchased $98,800 of 4.5% Notes for $79,252, plus accrued interest of $1,257, and wrote off debt issuance costs of $2,202, resulting in a gain on extinguishment of debt of $17,346.

     On May 18, 2004, we redeemed the 5.5% Notes in accordance with their terms at 102.357% of the aggregate principal amount outstanding of $249,000 plus accrued interest. We paid $254,869 in cash to redeem the notes and wrote off the redemption premium and debt issuance costs in the amount of $8,472 in connection with the redemption. Unamortized debt issuance costs related to the 5.5% Notes was

$2,925 at December 31, 2003, which was being amortized using the effective interest method to interest expense over the life of the 5.5% Notes. During 2003, we repurchased $1,000 of 5.5% Notes for $935, plus accrued interest of $12, and wrote off debt issuance costs of $16. This resulted in a gain on the extinguishment of debt of $49.

     Payments for the April 2, 2002, acquisition of QVAR® are due through the third anniversary of the effective date. The payments carried no stated interest rate and were discounted at a 3.7% rate resulting in amounts that were recorded as long-term debt in the accompanying consolidated balance sheets of $25,681 at December 31, 2004 and $55,368 at December 31, 2003. The current portion of this debt, net of the discount, was $25,681 at December 31, 2004. In addition, payments for the April 2, 2002, purchase of technical files, trademark and related rights to the MDPI are due through June 30, 2005. The payments carried no stated interest rate and were discounted at a 3.5% rate resulting in long-term debt of $6,523 at December 31, 2004 and $5,868 at December 31, 2003. The current portion of this debt was $2,250 at December 31, 2004.

     The present value of future minimum royalty payments due for the October 1, 2003, acquisition of a branded respiratory business including license rights and the related marketing and sales forces in nine European countries are due through the third anniversary of the effective date. The payments carried no stated interest rate and were discounted at a 3.0% rate resulting in $26,314 at December 31, 2004 and $49,003 at December 31, 2003, that was recorded as additional long-term debt in the accompanying consolidated balance sheets. The current portion of this debt, net of the discount, was $23,467 at December 31, 2004.

     On August 22, 2003, we executed a mortgage note and borrowed $15,000 from a financial institution. The note matures on August 21, 2008, and bears interest at an annual rate of 4.3% through August 21, 2005. Thereafter, through the maturity date, the interest rate is adjusted annually based on a variable rate of prime plus 0.25%. The note requires monthly principal payments of $36 plus interest, with a balloon payment of $12,888 due August 21, 2008. The mortgage covers the land and building at our corporate headquarters in Miami, which had a net book value of $7,464 at December 31, 2004.

     During January 2002, we repaid $48,000 of United States denominated loans held by an Argentine subsidiary resulting in a pretax foreign exchange loss of $2,824, which was recorded in other income, net.

     Certain of our international subsidiaries maintain relationships with foreign banks providing short-term lines of credit in the aggregate amount of approximately $39,400 at December 31, 2004, and $23,400 at December 31, 2003. Short-term borrowings totaled $18,825 at December 31, 2004, and $17,804 at December 31, 2003, and are included as “Loans payable” in the accompanying consolidated balance sheets. As of December 31, 2004, one of the foreign credit lines in the amount of $11,075 is secured by accounts receivables of $4,102.

     Unless otherwise stated, our long-term debt is unsecured.

     As of December 31, 2004, we had approximately $37,618 of non-cancelable raw material purchase obligations. A substantial portion of this material is for use in production of our gabapentin products. In the event the court determines that we infringed a valid patent of Warner-Lambert in our sales of gabapentin, we would be prevented from further sales of gabapentin (See Note 13, Commitments and Contingencies).

     The estimated fair values of long-term debt and notes payable are as follows:

	December 31,
	2004	2003
1.5% Convertible Senior Notes due 2024	$380,076	$—
1.875% Convertible Senior Notes due 2024	328,022	—
4.5% Convertible Senior Subordinated Notes due 2008	287,273	538,924
5.5% Convertible Senior Subordinated Notes due 2007	—	255,701
QVAR® related payables	25,681	55,368
European respiratory business related payables	26,314	49,003
Mortgage note	14,427	14,857
Other subsidiaries’ debt	39,644	11,814

Total	$1,101,437	$925,667

     Fair value of the 1.5%, 1.875%, 4.5% and 5.5% Notes is based on available quoted closing market prices. We believe that the carrying amounts of other debt approximate the fair value due to it being recently incurred or the short-term nature of the debt.

     The stated future maturities of all long-term debt for the next five years and thereafter are approximately $60,145 for 2005, $15,422 for 2006, $6,351 for 2007, $299,575 for 2008, $3,121 for 2009 and $733,374 thereafter.

(8) Restructuring Costs:

     During 2004, we incurred $1,374 of restructuring costs, primarily employee termination benefits, related to restructuring in the United Kingdom and Peru.

     During 2003, we incurred $3,706 of restructuring costs, primarily employee termination benefits, related to restructuring in Europe and Chile.

     During 2002, we incurred $4,242 of restructuring costs, which were substantially paid out during the second quarter, at two subsidiaries, consisting primarily of employee termination benefits.

     The components of the restructuring costs, spending and other activity, as well as the remaining restructuring reserve balances at December 31, 2004, 2003 and 2002 are shown in the table below. These restructuring costs are shown as “Restructuring costs” in the accompanying consolidated statements of operations. The restructuring reserve balances are included in “Accrued expenses and other current liabilities” in the accompanying consolidated balance sheets.

	Employee
	Termination	Plant
	Benefits	Closures	Total
Balance at January 1, 2002	$467	$390	$857
Accrual of restructuring costs	4,398	(156)	4,242
Cash payments during 2002	(4,291)	(241)	(4,532)
Non-cash activity	84	7	91

Balance at December 31, 2002	658	—	658
Accrual of restructuring costs	3,485	221	3,706
Cash payments during 2003	(2,522)	—	(2,522)
Non-cash activity	106	21	127

Balance at December 31, 2003	1,727	242	1,969
Accrual of restructuring costs	1,374	—	1,374
Cash payments during 2004	(1,517)	(150)	(1,667)
Non-cash activity	(1,223)	(92)	(1,315)

Balance at December 31, 2004	$361	$—	$361

(9) Income Taxes:

     The provision for income taxes on continuing operations before minority interest consists of the following:

	Year Ended December 31,
	2004	2003	2002
Current:
United States Federal	$25,845	$7,148	$34,635
State	521	2,764	2,267
Puerto Rico and the U.S. Virgin Islands	423	(1,010)	854
Foreign	13,761	19,558	22,096
Deferred
United States	987	19,894	(7,491)
Foreign	(17,780)	(2,795)	(619)

Total	$23,757	$45,559	$51,742

     The components of income from continuing operations before income taxes and minority interest are as follows:

	Year Ended December 31,
	2004	2003	2002
United States	$83,408	$87,938	$83,539
Puerto Rico and the U.S. Virgin Islands	15,313	19,417	11,693
Foreign	123,103	37,063	74,267

Total	221,824	$144,418	$169,499

     A reconciliation of the difference between the expected provision for income taxes using the statutory United States Federal tax rate and our actual provision is as follows:

	Year Ended December 31,
	2004	2003	2002
Tax using statutory United States Federal tax rate at 35%	$77,638	$50,547	$59,324
Effect of state income taxes	958	1,797	1,474
Lab Chile merger benefit	(33,548)	—	—
Change in valuation allowance on deferred tax assets (principally related to Chilean merger benefit)	9,349	(2,611)	(3,565)
Foreign tax rate differential	(31,939)	(3,555)	(10,131)
Effect of Puerto Rico taxes and tollgate	423	(1,010)	854
Puerto Rico and U.S. possessions tax incentives	(5,272)	(6,057)	(3,881)
Foreign operating losses not benefited	13,400	9,692	5,615
Tax claims, tax reserves, and other matters	(8,577)	(2,700)	—
Other	1,325	(544)	2,052

Total	$23,757	$45,559	$51,742

     The tax provision for the year ended December 31, 2004, was less than the United States statutory rate primarily due to lower tax rates applicable to certain of our foreign operations and to the tax benefits resulting from the October 1, 2004, merger of two of our Chilean subsidiaries. The tax benefit from the merger resulted from a step-up in the tax basis of the assets existing at the time of the merger, as permitted under local tax regulations. The tax benefit associated with the merger is estimated to be $27,027, net of a valuation allowance of $6,521. The $2,911 net decrease in our estimate of the tax benefit from the prior quarter was due to a $199 decrease in the gross deferred tax asset and a $2,712 increase in the valuation allowance for the recovery period beyond five years, primarily from revision of the estimated amounts at which various issues connected with the merger are expected to be settled. The revised net benefit reflects our best estimate of the amount expected to be realized upon settlement of all merger-related issues. It is reasonably possible that an additional loss, in the range of $0 to $3,000 could occur upon audit of the merger and related returns. In accordance with SFAS No. 5, Accounting for Contingencies, this possible loss has not been accrued as it is not probable. The merger benefit was partially offset by $3,252 of additional United States and foreign taxes arising from the payment of an intercompany dividend. We recorded a valuation allowance against the Chilean merger deferred tax asset for the amount of the tax benefit that would be realizable beyond five years because we cannot reliably forecast beyond five years due to the political and economic uncertainties in Latin America. Also included in operating results is a net tax benefit of $5,749 resulting from the reversal of tax reserves in the amount of $8,577, relating to prior years’ tax issues at three of our foreign subsidiaries, that on review were determined to no longer be necessary, partially offset by $2,828 of additional valuation allowance recorded against the deferred tax asset at another European subsidiary due to insufficient positive evidence that the deferred tax asset will be realized. In 2003 and 2002, the effective tax rate was less than the statutory rate primarily due to low tax rates applicable to our Puerto Rico and Waterford, Ireland manufacturing operations and our Swiss and Chilean operations.

      Our income tax payable is less than the current tax provision by the amount of tax benefit we receive from compensation expense deductions associated with non-qualified stock option exercises. These payments will be reduced by $5,027 for our domestic operations and $747 for our foreign operations for the year ended December 31, 2004, were reduced by $1,930 for our domestic operations and $2,303 for our foreign operations for the year ended December 31, 2003, and were reduced by $1,411 for our domestic operations and $421 for our foreign operations the for the year ended December 31, 2002, representing the incremental impact of compensation expense deductions associated with non-qualified stock option exercises during those years. These amounts were credited to “Capital in excess of par value” in the accompanying consolidated balance sheets.

     As of December 31, 2004, the deferred tax benefit of $10,826 related to 2004 losses of foreign subsidiaries has been fully reserved through establishment of valuation allowances. On a cumulative basis, $48,829 of tax benefit from net operating loss (NOL) carryovers has been fully reserved through establishment of valuation allowances. The valuation allowance previously recorded against the foreign net deferred tax assets of $2,611 was reversed in 2003 due to management’s expectation of increased taxable income in the coming year. The domestic net deferred tax asset was $80,445 at December 31, 2004 and $79,187 at December 31, 2003, and the aggregate net deferred tax asset in foreign countries was $23,903 at December 31, 2004 and $14,930 at December 31, 2003 and are included in “Other current assets” and “Other assets”, respectively in the accompanying consolidated balance sheets. The domestic deferred tax asset had no valuation allowance at December 31, 2004 or 2003. The aggregate net foreign deferred tax asset does not reflect the benefit of fully reserved tax loss carryforwards. The 2004 amount, however, is net of a $6,521 valuation allowance established for the Chilean merger. Realization of the net deferred tax assets is dependent upon generating sufficient future domestic and foreign taxable income. Although realization is not assured, management believes it is more likely than not that the unreserved portion of the net deferred tax assets will be realized.

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

	December 31,
	2004	2003
Accounts receivable allowances	$69,571	$66,542
Reserves and accruals	25,247	13,039
Other	9,528	7,161

Amount included in “Other current assets”	104,346	86,742

Merger benefit, net	12,295	—
Tax credits	3,110	1,600
Net operating losses – United States	3,730	4,790
Net operating losses – foreign	48,829	34,009
Recognition of revenue	—	219
Carrying value of long-term assets	(3,068)	1,340
Other	3,434	4,035

Amount included in “Other assets”	68,330	45,993

Other, amount included in “Accrued expenses and other current liabilities”	(4,930)	(5,012)

Fixed assets basis difference	(7,615)	(1,631)
Tax on deferred installment gain	(5,567)	—
Bond original issue discount	(6,441)	—
Other	(11,572)	(17,124)

Other, amount included in “Other long-term liabilities”	(31,195)	(18,755)

Deferred tax asset	136,551	108,968
Valuation allowance for foreign operating losses	(48,829)	(34,009)

Net deferred tax asset	$87,722	$74,959

     United States income taxes have not been provided on undistributed earnings of Puerto Rican operations or foreign subsidiaries, as such earnings are being retained indefinitely by such subsidiaries for reinvestment. The cumulative amount of such undistributed earnings is approximately $423,395 as of December 31, 2004. Any United States tax amounts due would be reduced by allowable foreign tax credits.

     Income from IVAX Pharmaceuticals’ (IPI) Puerto Rico manufacturing operations is subject to certain tax exemptions under the terms of a grant from the Puerto Rican government, which will expire on January 1, 2021. The grant reduced tax expense by approximately $4,720 in 2004, $6,217 in 2003 and $3,515 in 2002. Under the terms of the grant, IPI is required to maintain certain employment levels.

     We have historically received a United States tax credit under Section 936 of the Internal Revenue Code for certain income generated by our Puerto Rico and Virgin Islands operations. This credit was approximately $5,272 for 2004, $6,057 for 2003 and $3,881 for 2002, and offset the United States tax liability of such operations. In 1996, Congress repealed the Section 936 tax credit and it will be phased out over four years beginning in 2002. Under the current tax law, no tax credit will be available after December 31, 2005.

     At December 31, 2004, we had a limited United States NOL carryforward, which can be used only at an annual rate of $3,028, and foreign NOL carryforwards, which are comprised of:

Expire	United States	Foreign
2005	$—	$14,511
2006	3,028	10,571
2007	2,733	30,159
2008	4,896	19,588
2009	—	7,638
2010	—	13,190
2011	—	8,040
2012	—	5,933
2013	—	54
Indefinite	—	163,307

Total	$10,657	$272,991

     Minority interest included in the accompanying consolidated statements of operations is net of a provision for income taxes of $7 in 2004, $29 in 2003 and $37 in 2002.

     On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law. Management has reviewed the provisions affecting the Company and has determined that it is not in the Company’s best interest to repatriate any foreign earnings at this time. Such earnings will continue to be reinvested in our growing foreign operations. The principal reason for deciding against repatriation at a low tax rate is the absence of excess cash in our foreign subsidiaries. Repatriation would require local borrowing to fund the dividend payment, and such borrowing would be at a rate significantly higher than our current average borrowing rate. Management has also reviewed the provisions related to the reduced tax rate on domestic production activities. Since most of our products are manufactured outside the United States, this new tax provision is not expected to have a significant impact on the Company’s tax position.

(10) Retirement Plans:

     401(k) Plans — Our employees within the United States and the Virgin Islands are eligible to participate in a 401(k) retirement plan and Puerto Rico employees are eligible to participate in a 165(e) plan, which permit pre-tax employee payroll contributions (subject to certain limitations) and discretionary employer matching contributions. Total matching contributions were $3,377 in 2004, $2,010 in 2003 and $1,454 in 2002.

     Pension Plans – Our employees within Ireland are eligible to participate in a defined benefit pension plan. The plan requires employees to share in the costs. As of December 31, 2004, 562 employees were covered by this plan and 153 former members have retained entitlements to deferred benefits. As of December 31, 2003, 544 employees were covered by this plan and 145 former members have retained entitlements to deferred benefits.

     Actuarial assumptions for the plan include: (a) 7.0% for the expected long-term rate of return on plan assets, (b) 4.9% for 2004, 5.25% for 2003 and 5.5% for 2002 for the discount rate calculating the projected benefit obligation and (c) 4.0% for the rate of average future increases in compensation levels.

     Net periodic pension costs for the years ended December 31, 2004 and 2003, were as follows:

	December 31,
	2004	2003
Net Periodic Pension Cost:
Service cost	$1,831	$2,028
Interest cost	927	846
Expected return on plan assets	(971)	(675)
Amortization of actuarial gain	(85)	—
Amortization of transition obligation	256	233

Net periodic pension cost	$1,958	$2,432

     A reconciliation of the projected benefit obligation for the pension plan to the recorded accrued pension liability is as follows:

	December 31,
	2004	2003
Projected benefit obligation for service rendered to date	$(26,944)	$(21,296)
Plan assets at fair value, primarily mutual funds	17,960	13,176

Projected benefit obligation in excess of plan assets	(8,984)	(8,120)
Unrecognized net gain	(298)	(404)
Unrecognized net obligation	7,261	7,007

Accrued pension liability	$(2,021)	$(1,517)

     A reconciliation of the pension benefit obligation is as follows:

	December 31,
	2004	2003
Pension Benefit Obligations:
Start of year	$21,296	$14,315
Service cost	1,831	2,028
Employee contribution	816	659
Interest cost	927	846
Benefits paid	(445)	(242)
Unrecognized actuarial gain	567	404
Translation adjustment	1,952	3,286

At end of year	$26,944	$21,296

     A reconciliation of the fair value of the pension assets is as follows:

	December 31,
	2004	2003
Fair Value of Pension Assets:
Start of year	$13,176	$8,262
Employer contribution	1,601	1,069
Employee contribution	816	659
Actual return	1,499	1,442
Benefits paid	(445)	(242)
Translation adjustment	1,313	1,986

At end of year	$17,960	$13,176

     The accumulated benefit obligation was $20,910, of which $20,759 was vested, at December 31, 2004, and $15,310, of which $10,514 was vested, at December 31, 2003.

     The weighted-average asset allocations, by asset category, are as follows:

	December 31,
	2004	2003
Asset Category:
Equity securities	73.4%	74.9%
Debt securities	18.2	15.5
Real estate	4.2	3.3
Cash	4.2	6.3

Total	100.0%	100.0%

     The basis used to determine the overall expected rate of return on assets was an assumption that the investment return on debt securities would be 4.9% in line with the discount rate used, a 3.0% equity risk premium was assumed giving an expected equity return of 7.9%. It was assumed that real estate would return 1.0% less than equities. Combining these assumptions with the target asset allocation of the plan gives an expected return rate of approximately 7.0%. The investment policy is to invest in line with the typical ‘discretionary’ balanced fund in the Irish marketplace. This implies asset class weightings along the following lines: equities (60% - 80%), fixed interest (15% - 35%), property (0% - 15%) and cash (0% - 10%).

     We expect to contribute $1,843 to the pension plan in 2005. The benefit payments, which reflect expected future service, expected to be paid are approximately $33 in 2005, $38 in 2006, $47 in 2007, $57 in 2008, $69 in 2009, and $1,168 for the five years thereafter.

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

     Net pension expenses for the United Kingdom plan were $482 for 2003.

     A reconciliation of the projected benefit obligation for the United Kingdom pension plan to the recorded accrued pension liability is as follows:

	December 31,
	2004	2003
Projected benefit obligation for service rendered to date	$(15,642)	$(15,985)
Plan assets at fair value, primarily mutual funds	15,642	15,985

Projected benefit obligation in excess of plan assets	—	—
Unrecognized net obligation	4,231	3,939
Prior service cost	(5,031)	(4,684)

Accrued pension liability	$(800)	$(745)

     In addition, we have defined benefit employee pension plans at two other European subsidiaries covering approximately 21 employees.

(11) Shareholders’ Equity:

     Equity Compensation Plan Information — The following table summarizes information about equity compensation plans (number of shares in thousands):

			(c)
			Number of securities
			remaining available
	(a)		for future issuance
	Number of securities	(b)	under equity
	to be issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding securities
	outstanding options,	outstanding options,	reflected
Plan Category	warrants and rights	warrants and rights	in column (a))
Equity compensation plan approved by security holders:
2004 Plan	91	$18.29	12,409
1994 Plan	12,047	13.48	—
Equity compensation plans not approved by security holders:
1997 Plan	16,384	15.64	1,915
1985 Plan	—		—

Total	28,522	$14.74	14,324

     We administer and have stock options outstanding under our 2004 Incentive Compensation Plan (2004 Plan), our 1997 Employee Stock Option Plan (1997 Plan), our 1994 Stock Option Plan (1994 Plan) and our 1985 Stock Option Plan (1985 Plan). The options outstanding under the plans assumed in business acquisitions were converted into options to acquire our common stock using the applicable exchange ratios. No additional stock options may be issued under the 1985 Plan. On July 15, 2004, IVAX’ shareholders approved the establishment of the 2004 Plan to permit the issuance of options to employees, non-employee directors and consultants to purchase up to 31,250 shares of our common stock and 36,621 related common stock purchase rights. Shares available for grants or payments of awards are limited to the lesser of 12,500 shares, plus an annual increase of 2% of the then outstanding shares of common stock of IVAX, calculated on the first day of each fiscal year commencing January 1, 2005, or 31,250 shares. On July 28, 2003, our Board of Directors approved an increase to 28,750 shares of our common stock that may be issued under the 1997 Plan. The 1994 Plan permits the issuance of options to employees, non-employee directors and consultants to purchase up to 16,406 shares of our common stock. The plans provide that the exercise price of the issued options shall be no less than the fair market value of the common stock on the date of grant and that the option terms shall not exceed ten years.

     On December 20, 2004, our Compensation Committee accelerated the vesting of all of our unvested stock options awarded to officers and employees under the 1994 Plan, the 1997 Plan and the 2004 Plan which had an exercise price greater than $15.39, the closing price of our common stock on the American Stock Exchange on December 20, 2004. As a result of the acceleration, options to acquire approximately 8,167 shares of our common stock (representing approximately 29% of the total outstanding options), which otherwise would have vested from time to time over the next 46 months, became immediately exercisable. Approximately 65% of the accelerated options would have vested over the next 15 months. If we had already adopted the fair value method, the acceleration of the options would have increased compensation expense $38,835 in 2004 and would have decreased compensation expense $18,307 in 2005, $9,981 in 2006, $8,994 in 2007 and $1,982 in 2008.

     Our Compensation Committee’s decision to accelerate the vesting of these options was in response to the issuance by the FASB of SFAS No. 123 (revised 2004), Share-Based Payment. By accelerating the vesting of these options, we believe it will potentially result in our not being required to recognize any compensation expense in the current year or in future periods associated with these options.

     The following table presents additional information concerning the activity in the stock option plans (number of shares in thousands):

	2004		2003		2002
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Shares	Price	Shares	Price	Shares	Price
Balance at beginning of year	24,721	$13.28	23,800	$13.92	20,945	$13.58
Granted	6,966	18.44	5,245	9.48	4,842	14.22
Exercised	(1,936)	9.63	(2,138)	8.03	(851)	6.18
Terminated/exchanged	(1,229)	14.53	(2,186)	16.24	(1,136)	16.52

Balance at end of year	28,522	14.74	24,721	13.28	23,800	13.92

Exercisable at December 31,	24,865	$15.53	12,666	$12.74	10,964	$10.46

     The following table summarizes information about fixed stock options outstanding at December 31, 2004 (number of shares in thousands):

	Options Outstanding			Options Exercisable
	Number	Weighted Average	Weighted	Number	Weighted
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise Prices	at 12/31/04	Contractual Life	Exercise Price	at 12/31/04	Exercise Price
$ 0.00-$ 6.30	3,359	0.9	$4.03	3,359	$4.03
$ 6.31-$ 9.46	4,178	5.9	8.75	1,134	8.61
$ 9.47-$12.61	3,575	3.8	11.43	3,262	11.56
$12.62-$15.76	4,842	4.7	15.15	4,542	15.21
$15.77-$18.91	6,480	6.8	18.35	6,480	18.35
$18.92-$22.06	2,803	3.3	20.68	2,803	20.68
$22.07-$25.22	2,656	4.9	23.03	2,656	23.03
$25.23-$28.37	382	2.5	27.47	382	27.47
$28.38-$31.52	247	3.8	30.54	247	30.54

	28,522	4.6	$14.74	24,865	$15.53

     Employee Stock Purchase Program – On June 17, 1999, the IVAX Corporation 1999 Employee Stock Purchase Plan (ESPP) was approved at the Annual Meeting of Shareholders. Our Board of Directors also approved the purchase of common stock in the open market, as needed, for the ESPP. The maximum number of shares available for sale under the ESPP is 6,563, subject to future increases as stated in the plan, is reserved for issuance. The ESPP became effective January 1, 2000, for employees based in the United States and Puerto Rico, and allows them to purchase our common stock at 85% of the fair market value on the enrollment date or exercise date, whichever is lower. The maximum amount of stock an employee may purchase in a year is $25 and subsequent resale is restricted as stated in the plan. The ESPP is accounted for as a non-compensatory plan.

     Share Repurchase Program – On March 15, 2002, our Board of Directors expanded the authorization of our share repurchase program by an additional 12,500 shares of common stock or a like-valued amount of our convertible debentures, bringing the total authorized for repurchase to 84,375 shares. From December 31, 1997, through December 31, 2004, we repurchased 67,905 shares of common stock at a total cost, including commissions, of $562,410. Under Florida law, unless otherwise designated by our Board of Directors, repurchased shares constitute authorized but unissued shares.

     In 2004, we did not repurchase shares of our common stock. We repurchased (including shares repurchased via the physical settlement method disclosed below) 875 shares of our common stock in 2003 at a total cost, including commissions, of $8,997 and 4,853 shares in 2002 for $59,391.

     Put Options – Prior to adopting EITF Issue No. 00-19 in 2001, we reclassified the maximum repurchase obligation for outstanding put options under the physical settlement method from “Capital in excess of par value” into a separate temporary equity account “Put options.”

     During 2002, in connection with our share repurchase program, five put options that we issued in 2001 were exercised for 1,500 shares by the holders at strike prices ranging from $15.20 to $25.82. We elected the physical settlement method upon the exercise of two put options for 625 shares and paid $12,725 in exchange for the underlying shares. We elected the net share settlement method for the exercises of the remaining three put options for 875 shares and issued 1,214 shares of our common stock in settlement of the obligation. Upon exercise of the put options, we had the right to elect to settle by one of three methods: physical settlement by payment in exchange for our shares, net cash settlement or net share settlement. These European style options were exercisable only on the respective expiration dates and would be exercised “in the money” once the strike price per option exceeded the market value of our common stock on the expiration date of the option.

     Warrants – Frost Gamma Limited Partnership (FGLP), beneficially owned by our Chairman and CEO, has a warrant to purchase 1,172 shares of our common stock at an exercise price of $7.68 per share that was issued in connection with a $50,000 promissory note issued to FGLP on November 18, 1999, and repaid on June 30, 2000. Proceeds of the note were used to purchase our common stock under our share repurchase program and the exercise price of the warrant was equal to the price paid for the repurchased shares. The warrant is exercisable through November 17, 2006. As of December 31, 2004, our common stock reserved for on the warrants is 1,172 shares.

     Shelf Registration – We filed a shelf registration statement on Form S-4, which was declared effective in March 2001, registering up to a total of 23,438 shares of common stock that can be issued in connection with the acquisition of businesses, assets or securities. In conjunction with the availability under our previous shelf registration statement on Form S-4, as of the date of this report, we have the ability to issue up to 46,151 shares of our common stock under our shelf registration statements in connection with the acquisition of businesses, assets or securities.

     We filed a universal shelf registration statement on Form S-3, which was declared effective in March 2001, registering the sale of up to $400,000 of any combination of debt securities or common stock. Under this registration statement, as of the date of this report, we have the ability to issue any combination of debt securities or common stock in an aggregate amount of $382,500.

     Stock Split – On July 15, 2004, our Board of Directors approved a five-for-four stock split in the form of a 25% dividend paid in common stock on August 24, 2004, to shareholders of record on August 10, 2004. To reflect the stock split, common stock was increased and capital in excess of par value was decreased by $5,006.

     Diagnostics Warrants – As of December 31, 2004, IVAX Diagnostics has warrants outstanding that expire in February 2005 to purchase up to 400 shares of IVAX Diagnostics’ common stock at a price of $13.20 per share.

     Diagnostics Stock Option and Performance Plans – Effective June 29, 1999, the Board of Directors of IVAX Diagnostics, a wholly-owned subsidiary of ours at the time, approved the IVAX Diagnostics 1999 Stock Option Plan. The plan permits the issuance of options to employees, non-employee directors and consultants of IVAX Diagnostics to purchase up to 2,000 shares of the 50,000 authorized shares of IVAX Diagnostics. In June and August 1999, non-qualified options of 1,145 shares of common stock were granted to employees of IVAX Diagnostics with an exercise price of $0.73 per share, a vesting schedule of 50% at the end of year two, 25% at the end of years three and four and an expiration date of June to August 2006. On September 30, 1999, prior to the merger of IVAX Diagnostics with b2bstores.com, the Board of Directors of b2bstores.com approved the 1999 Performance Equity Plan (Performance Plan). The Performance Plan authorizes the grant of up to 2,000 shares of common stock to key employees, officers, directors and consultants. Both incentive and non-qualified options may be issued under the Performance Plan. Prior to the creation of the Performance Plan, options to purchase an additional 1,000 shares of common stock were granted by the Board of Directors of b2bstores.com to certain of its former officers. As of December 31, 2004, options for 2,090 shares of common stock were outstanding under these plans and as of December 31, 2003, options for 1,918 shares of common stock were outstanding.

     Diagnostics Share Repurchase Program – During 2002, IVAX Diagnostics’ Board of Directors authorized the repurchase of up to 2,000 shares of its publicly held common stock. During 2002, IVAX Diagnostics repurchased publicly held common stock. As of December 31, 2004, we held approximately 20,000 shares of the total 27,020 IVAX Diagnostics common shares outstanding, or 74% ownership.

     Convertible Debt – See Note 7, Debt, for comments regarding convertible senior subordinated notes.

     Dividends – We did not pay dividends during the years ended December 31, 2004, 2003 and 2002.

(12) Business Segment Information:

     IVAX is a multinational company with subsidiaries that operate in the pharmaceutical business and are engaged in the research, development, manufacture, marketing and sale of pharmaceutical products. Pharmaceutical products include prescription drugs and over-the-counter products. We review financial information, allocate resources and manage our business by major operating subsidiary. However, our pharmaceutical subsidiaries utilize similar production processes, and sell similar types of products to similar types of customers under similar regulatory environments using similar methods of distribution. We also expect these subsidiaries to have similar long-term financial performance. Since these pharmaceutical subsidiaries meet the aggregation criteria under paragraph 17 of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, and EITF No. 04-10, Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds, the pharmaceutical operating subsidiaries are aggregated into one reportable segment, pharmaceutical, and all other subsidiaries are reported in Corporate and other.

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

     The table below sets forth net revenues and profits in the regional presentation:

	North		Latin	Corporate	Total
	America	Europe	America	and Other	IVAX

2004
External net sales	$850,839	$551,697	$312,900	$53,137	$1,768,573
Intersegment sales	4,667	86,805	—	(91,472)	—
Other revenues	4,164	65,540	2,914	(3,773)	68,845

Net revenues	859,670	704,042	315,814	(42,108)	1,837,418

Asset impairment and restructuring	—	1,119	392	(137)	1,374

Operating income (loss)	140,245	76,572	65,214	(30,164)	251,867

Interest income	3	1,238	1,259	3,045	5,545
Interest expense	(182)	(1,762)	(1,194)	(38,286)	(41,424)
Other income (expense), net	6,904	(3,432)	533	657	4,662
Equity earnings of affiliates	—	738	(10)	446	1,174
Tax provision (benefit)	52,028	9,746	(12,540)	(25,477)	23,757

Income (loss) from continuing operations before minority interest	94,942	63,608	78,342	(38,825)	198,067

2003
External net sales	$625,523	$440,259	$251,067	$52,053	$1,368,902
Intersegment sales	2,289	66,645	—	(68,934)	—
Other revenues	22,767	25,568	838	2,264	51,437

Net revenues	650,579	532,472	251,905	(14,617)	1,420,339

Asset impairment and restructuring	—	3,404	302	—	3,706

Operating income (loss)	131,087	5,678	50,948	(15,135)	172,578

Interest income	3	619	1,126	1,962	3,710
Interest expense	(1,470)	101	(946)	(41,293)	(43,608)
Other income (expense), net	6,633	(5,495)	(2,026)	10,982	10,094
Equity earnings of affiliates	—	—	—	1,644	1,644
Tax provision (benefit)	40,663	3,892	13,195	(12,191)	45,559

Income (loss) from continuing operations before minority interest	95,590	(2,989)	35,907	(29,649)	98,859

2002
External net sales	$476,085	$371,987	$227,933	$44,713	$1,120,718
Intersegment sales	1,554	40,872	—	(42,426)	—
Other revenues	30,971	41,573	1,204	2,778	76,526

Net revenues	508,610	454,432	229,137	5,065	1,197,244

Asset impairment and restructuring	(183)	3,382	1,043	—	4,242

Operating income (loss)	100,360	36,911	33,699	(21,243)	149,727

Interest income	4	2,031	2,500	3,555	8,090
Interest expense	(1,265)	(1,029)	(1,728)	(44,617)	(48,639)
Other income (expense), net	28,558	(4,883)	1,929	33,839	59,443
Equity earnings of affiliates	—	—	—	878	878
Tax provision (benefit)	43,146	11,654	9,201	(12,259)	51,742

Income (loss) from continuing operations before minority interest	84,511	21,376	27,199	(15,329)	117,757

     In 2002, the Argentine peso and Venezuelan bolivar devalued significantly in relation to the United States dollar. As a result, the operating results and net asset position in these currencies decreased significantly when converted into United States dollars.

     The following table reconciles long-lived assets by geographic region to the consolidated total:

	North		Latin	Corporate	Total
Year	America	Europe	America	and Other	IVAX

2004	$352,529	$678,546	$522,195	$117,605	$1,670,875
2003	339,353	432,668	466,329	126,884	1,365,234
2002	310,422	306,361	423,576	108,589	1,148,948

     Long-lived assets exclude the long-term net deferred tax asset included in “Other assets” on the accompanying consolidated balance sheets.

     The following table shows additions to long-lived assets and depreciation/amortization by region:

	Additions to Long-Lived Assets			Depreciation/Amortization
Region	2004	2003	2002	2004	2003	2002
North America	$41,383	$37,914	$116,900	$30,459	$28,416	$21,845
Europe	179,985	124,442	68,784	38,929	36,948	26,252
Latin America	41,656	8,466	14,996	9,036	7,896	7,711

     We sell products in a large number of countries; however, only two countries, the United States and the United Kingdom, have net revenues that are material to consolidated net revenues. Additionally, we have material amounts of long-lived assets in the United States, the United Kingdom, Chile and Poland. The following table summarizes net revenues based on the location of the third party customer and long-lived assets based on the country of physical location:

		United	United
		States	Kingdom	Chile	Poland	Other	Total

Geographic Areas:
Net revenues	2004	$906,814	$290,636	$89,965	$21,847	$528,156	$1,837,418
	2003	700,283	232,517	75,560	1,837	410,142	1,420,339
	2002	570,676	218,097	81,630	1,475	325,366	1,197,244
Long-lived assets	2004	$468,712	$238,914	$280,215	$218,422	$464,612	$1,670,875
	2003	465,956	226,466	265,069	375	407,368	1,365,234
	2002	417,696	192,729	220,080	326	318,117	1,148,948

Net Revenues by Therapeutic Category and Product Type:

	Net Revenues
	2004	2003	2002
Therapeutic category:
Respiratory
Proprietary and branded	$236,090	$194,483	$154,610
Generic pharmaceutical	135,396	121,551	97,321

Total Respiratory	371,486	316,034	251,931

Other
Proprietary and branded	384,313	345,024	375,997
Generic pharmaceutical	1,081,619	759,281	569,316

Total Other	1,465,932	1,104,305	945,313

Total product type:
Proprietary and branded	620,403	539,507	530,607
Generic pharmaceutical	1,217,015	880,832	666,637

Total	$1,837,418	$1,420,339	$1,197,244

     No single customer accounted for 10% or more of our consolidated net revenues for any of the three years ended December 31, 2004. Other revenues included in net revenues in the accompanying consolidated statements of operations consist of license fees, royalties, and development service fees and milestones.

     The following table displays the changes in the carrying amounts of goodwill, net, by geographic segment:

	North		Latin	Corporate	Consolidated
	America	Europe	America	and Other	Goodwill, Net
January 1, 2002	$3,972	$24,200	$427,157	$46,748	$502,077
Foreign exchange and other	—	8,639	(104,020)	707	(94,674)

December 31, 2002	3,972	32,839	323,137	47,455	407,403
Acquisitions	—	41,222	—	—	41,222
Foreign exchange and other	(2,500)	7,792	35,859	(111)	41,040

December 31, 2003	1,472	81,853	358,996	47,344	489,665
Acquisitions	—	153,925	14,196	—	168,121
Foreign exchange and other	—	13,677	11,365	(50)	24,992

December 31, 2004	$1,472	$249,455	$384,557	$47,294	$682,778

(13) Commitments and Contingencies:

     Sales of Businesses and Gain on Sale – Significant assumptions in the preparation of the financial statements include our belief that the outcome of contingencies indemnified by us in the sale of certain businesses will not have a material effect on future operations and that the probability of a refund of previously recognized gain on sale of product rights is remote.

     Leases – We lease office, plant and warehouse facilities and automobiles under non-cancelable operating leases. Motor vehicles, production equipment and certain manufacturing facilities are also leased under capital leases. Rent expense totaled approximately $10,144 in 2004, $8,039 in 2003 and $7,755 in 2002. The future minimum lease payments under non-cancelable capital leases and their related assets recorded at December 31, 2004 and 2003, were not material. Certain of our leases contain escalation clauses and renewal options. The future minimum lease payments under non-cancelable operating leases with initial or remaining terms of one year or more at December 31, 2004, were as follows:

2005	$10,122
2006	8,258
2007	7,105
2008	6,076
2009	5,169
Thereafter	6,456

Total minimum lease payments	$43,186

     Legal Proceedings (amounts in thousands) –

     Terazosin Litigation

     On December 21, 1998, an action purporting to be a class action, styled Louisiana Wholesale Drug Co. vs. Abbott Laboratories, Geneva Pharmaceuticals, Inc. and Zenith Goldline Pharmaceuticals, Inc., was filed against IPI and others in the United States District Court for the Southern District of Florida, alleging a violation of Section 1 of the Sherman Antitrust Act. Plaintiffs purport to represent a class consisting of customers who purchased a certain proprietary drug directly from Abbott Laboratories during the period beginning on October 29, 1998. Plaintiffs allege that, by settling patent-related litigation against Abbott in exchange for quarterly payments, the defendants engaged in an unlawful restraint of trade. The complaint seeks unspecified treble damages and injunctive relief. Eighteen additional class action lawsuits containing allegations similar to those in the Louisiana Wholesale case were filed in various jurisdictions between July 1999 and February 2001, the majority of which have been consolidated with the Louisiana Wholesale case. On March 13, 2000, the Federal Trade Commission (FTC) announced that it had issued complaints against, and negotiated consent decrees with, Abbott Laboratories and Geneva Pharmaceuticals arising out of an investigation of the same subject matter that is involved in these lawsuits. The FTC took no action against IPI. On December 13, 2000, plaintiffs’ motion for summary judgment on the issue of whether the settlement agreement constituted a per se violation of Section 1 of the Sherman Antitrust Act in the Louisiana Wholesale case was granted. On September 15, 2003, the United States Court of Appeals for the Eleventh Circuit reversed the order. On September 20, 2001, the District Court entered an order certifying the direct purchaser class and in early 2002, IPI entered into a settlement with the direct purchaser class. In November 2003, the appellate court also issued a ruling de-certifying the class. On remand and following class discovery, the District Court entered an order on June 23, 2004, denying the Direct Purchaser Plaintiffs’ renewed motion for class certification. In light of these orders, on August 31, 2004, we elected to terminate the Settlement Agreement with the direct purchasers and requested the return of the settlement payment less notice and Settlement Fund administrative fees. On February 16, 2005, IPI announced to the Court its willingness to re-enter into the settlement with the direct purchasers on substantially the same terms as the previous settlement, provided that the court certifies a settlement class of direct purchasers that is not materially different from the previously de-certified direct purchaser class. On February 25, 2005, the Court indicated its preliminary approval of a settlement containing these terms and provisions, and has scheduled a hearing for April 15, 2005 to determine whether to grant final approval of this settlement. To date, sixteen of the actions naming IPI have either been settled or dismissed.

     Fen-Phen Litigation

     IPI has been named in a number of individual and class action lawsuits in both state and federal courts involving the diet drug combination of fenfluramine and phentermine, commonly known as “fen-phen.” Generally, these lawsuits seek damages for personal injury, wrongful death and loss of consortium, as well as punitive damages, under a variety of liability theories including strict products liability, breach of warranty and negligence. IPI did not manufacture either fenfluramine or phentermine, but did distribute the brand equivalent version of phentermine manufactured by Eon Labs Manufacturing, Inc. (Eon) and Camall Company. Although IPI had a very small market share, to date, IPI has been named in approximately 5,546 cases and has been dismissed from approximately 5,184 of these cases, with additional dismissals pending. IPI intends to vigorously defend all of the lawsuits, and while management believes that its defense will succeed, as with any litigation, there can be no assurance of this. Currently Eon is paying for approximately 50% of IPI’s costs in defending these suits and is fully indemnifying IPI against any damages IPI may suffer as a result of cases involving product manufactured by Eon. In the event Eon discontinues providing this defense and indemnity, IPI has its own product liability insurance. While IPI’s insurance carriers have issued reservations of rights, IPI believes that it has adequate coverage. As of September 1, 2004, claims made against us for the first time may not be afforded insurance coverage. Although it is impossible to predict with certainty the outcome of litigation, we do not believe this litigation will have a material adverse impact on our financial condition or results of operation.

     Average Wholesale Price Litigation

     A number of counties in the State of New York and the City of New York City have filed complaints against IVAX and IPI and other pharmaceutical companies alleging a scheme to overcharge for prescription drugs paid for by Medicaid, a portion of which is paid for by these New York municipalities. IVAX and IPI have been named as defendants in actions filed by the County of Suffolk, the County of Westchester, the County of Nassau, the County of Onondaga, and the City of New York and in each of these cases, the plaintiff seeks the recovery of unspecified damages, including restitution, treble and punitive damages, civil penalties, interest and attorneys fees. Each of these actions was filed in the United States District Court for the applicable district in New York and, thereafter, was either transferred to the United States District Court for the District of Massachusetts as part of the Pharmaceutical Industry Average Wholesale Price Multi-District Litigation, MDL 1456 (MDL), or is in the process of being transferred to the MDL. The County of Suffolk vs. Abbott Laboratories, Inc. et al. action (Suffolk Action) has been treated as the lead case. In the Suffolk Action the court dismissed IVAX and IPI from the complaint by order dated October 26, 2004. Notwithstanding this dismissal, the County of Suffolk has indicated an intent to file an amended complaint naming IVAX and IPI as defendants. By stipulation of the parties, the remaining New York City and New York county actions are being held in abeyance pending a final ruling on the motions to dismiss the Suffolk Action. We intend to vigorously defend ourselves in these actions.

     IVAX and IPI were named as defendants, along with other generic drug manufacturers, in The Commonwealth of Massachusetts vs. Mylan Laboratories, et al., filed in the United States District Court for the District of Massachusetts (Massachusetts Action). The Massachusetts Action alleges that through fraudulent and deceptive schemes thirteen manufacturers of generic pharmaceuticals caused Massachusetts to overpay pharmacies by inflating the wholesale acquisition cost of drugs. The state seeks unspecified damages, including injunctive relief, restitution, treble damages, civil penalties, interest, attorney fees and investigation and litigation costs. The case is pending before the same judge that is handling the MDL. The defendants in the Massachusetts Action moved to dismiss the complaint and by order dated February 4, 2005, the Court denied the motion in part, granted the motion in part, and deferred ruling in part. An additional ruling on the motion is expected. We intend to vigorously defend ourselves in this action.

     A number of states have filed actions against IVAX and IPI and other pharmaceutical companies alleging schemes to overcharge for prescription drugs paid for by Medicaid. IVAX and IPI have been named as defendants in the following actions filed by the State of Wisconsin, the Commonwealth of Kentucky, the State of Alabama, and the State of Illinois. IVAX and IPI were added as defendants in State of Wisconsin vs. Abbott Laboratories, Inc., et al., Circuit Court of Dane County, Case No. 04 CV 1709 on November 1, 2004. IVAX and IPI were named as defendants in Commonwealth of Kentucky vs. Alpharma, Inc., Franklin Circuit Court, Case No. 04-CI-1487 on November 4, 2004. IVAX and IPI were named as defendants in State of Alabama vs. Abbott Laboratories, Inc., et al., Circuit Court of Montgomery County, Case No. CV-2005-219 on January 26, 2005. IVAX and IPI were named as defendants in The people of the State of Illinois vs. Abbott Laboratories, Inc., Circuit Court of Cook County, Case No. 05CH02474 on February 7, 2005. In each of these actions, the States seek unspecified damages, including treble and punitive damages, interest, civil penalties and attorneys fees. We intend to vigorously defend ourselves in these actions.

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

     United Kingdom Serious Fraud Office Investigation and Related Litigation

     In April 2002, we received notice of an investigation by United Kingdom National Health Service officials concerning prices charged by generic drug companies, including Norton Healthcare Limited, trading as IVAX Pharmaceuticals UK, for penicillin-based antibiotics and warfarin sold in the United Kingdom from 1996 to 2000. This is an investigation by the Serious Fraud Office of the United Kingdom involving all pharmaceutical companies that sold these products in the United Kingdom during this period. According to statements by investigating agencies, the Serious Fraud Office expects to conclude its investigation and anticipates bringing charges by October 2005. There is no indication at this time regarding which companies may be charged.

     In December 2002, the Secretary of State for Health, on behalf of itself and others, filed a civil claim for damages and interest against Norton Healthcare, Norton Pharmaceuticals and other defendants alleging that certain of their actions adversely affected competition in the sale and supply of warfarin in the United Kingdom between 1996 and 2000. This claim seeks damages against all defendants in the approximate aggregate amount of 27,527 Pounds Sterling (approximately $52,800 at the December 31, 2004, currency exchange rate), plus interest and costs.

     In December 2003, the Secretary of State for Health, on behalf of itself and others, filed a civil claim for damages and interest against Norton Healthcare, Norton Pharmaceuticals and other defendants alleging that certain of their actions which adversely affected competition in the sale and supply of penicillin in the United Kingdom between 1996 and 2000. This claim seeks damages against all defendants in the approximate amount of 31,438 Pounds Sterling (approximately $60,301 at the December 31, 2004, currency exchange rate), plus interest and costs.

     In July 2004, the Secretary of State for Health, on behalf of itself and others, filed a civil claim for damages and interest against Norton Healthcare, Norton Pharmaceuticals and other defendants alleging that certain of their actions adversely affected competition in the sale and supply of ranitidine in the United Kingdom between 1996 and 2000. This claim seeks damages against all defendants in the approximate amount of 69,252 Pounds Sterling (approximately $132,832 at the December 31, 2004, currency exchange rate), plus interest and costs.

     Commercial Matters

     On April 22, 2003, we received notice that we were named as a defendant along with approximately 25 other pharmaceutical manufacturers in a complaint filed in the US District Court for the Northern District of Texas by an individual who has filed the action purportedly in the name of the United States government, styled United States of America, ex. rel, Paul King v. Alcon Laboratories, Inc., et al. In this suit, the plaintiff seeks to recover damages for allegedly defrauding and conspiring to defraud the United States government by having made sales of drugs to various federal governmental agencies or causing the United States government to reimburse individuals or entities for drug products that did not comply with Current Good Manufacturing Practices and other regulations and laws. The suit seeks the recovery of treble damages from the defendants, jointly and severally, which plaintiff alleges exceeds thirty billion dollars, plus the recovery of attorneys’ fees, interest, civil penalties, costs, and other relief. On February 23, 2004, plaintiff was granted leave to file a second amended complaint, in response to which we filed a motion to dismiss the action in its entirety. On January 4, 2005, the District Court entered an order dismissing the Second Amended Complaint with prejudice and entered judgment in favor of all the named defendants. It is unclear whether the plaintiff intends to appeal this decision.

     Patent Litigation

     IPI filed ANDA’s under paragraph IV of Hatch-Waxman Act to market and sell various strengths of generic gabapentin capsules and tablets, a product marketed by Warner-Lambert under the trademark Neurontin®. As a result of the filing of these ANDAs, Warner Lambert Company, Pfizer and Godecke Aktiengesellschaft filed three separate suits against us and our affiliates for patent infringement. These three consolidated actions are now pending in the United States District Court for the District of New Jersey. Civil Action No. 00-6073 was filed December 14, 2000, Civil Action No. 01-0193 was filed January 12, 2001 and Civil Action No. 01-1537 was filed February 3, 2001. The three suits have been consolidated in a multidistrict litigation in the District of New Jersey with several other cases brought by plaintiffs against other companies seeking to market generic gabapentin. We, along with the other defendants in the consolidated actions, moved for summary judgment of non-infringement and invalidity of Warner-Lambert’s patents on various grounds. Oral argument on these motions were held in November 2004. In August 2004, based on our decision to begin commercial sales of non-AB-rated gabapentin tablets, Warner-Lambert sought a temporary restraining order and a preliminary injunction in an effort to prevent us from doing so. Warner-Lambert’s request was denied, and we commenced commercial sale of our non-AB-rated gabapentin tablets on August 18, 2004. We also intend to commence commercial sales of the AB-rated gabapentin capsules and tablets shortly prior to the expiration of applicable Hatch-Waxman exclusivity periods as a result of a settlement reached with the generic manufacturer awarded the exclusivity by the FDA. While we expect to be successful in our defense, in the event the court determines that we infringed a valid patent of Warner-Lambert’s in our sales of gabapentin, it will result in an injunction against us preventing further sales and substantial damages which could exceed our profit or selling price for these products.

     Environmental Matters

     On July 16, 2003, API Industries, Inc. (API) received an EPA letter requesting API to submit a revised Solid Waste Management Unit (SWMU) Plan, including additional sampling and investigation elements, concerning the alleged presence of isopropyl ether (IPE) in its facility. This matter was tendered to the sellers of API for indemnity based on the terms of the API purchase agreement, but sellers have denied responsibility for this claim. On November 7, 2003, API filed its response to the EPA’s July 16, 2003, letter and submitted a revised SWMU Plan to cooperate with the agency. On April 27, 2004, the EPA requested API to further address certain groundwater contaminant issues, including monitoring and sampling, relating to the presence of IPE in its facility. On June 14, 2004, API responded to the EPA’s April 27, 2004, letter and submitted a revised SWMU Plan. On November 8, 2004, API received the EPA’s approval of the SWMU Plan Revision 3.0 dated November 2, 2004. API will now engage in the necessary efforts to conduct the actions delineated in the referenced approved plan.

     On November 3, 2004, API received a Notice of Deficiency whereby the EPA states that it is the agency’s position that one of the incinerators at the company’s plant must be decontaminated and closed pursuant to 40 CFR § 264.351. EPA bases its position on the company’s failure to present a Notice of Intent to Comply (NIC) with MACT for such incinerator (due in 1999). API agreed to submit a revised Closure Plan for EPA’s review and approval and a revised RCRA Part B application reflecting this closure was filed on February 15, 2005. At this time we are waiting for the agency’s response.

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

(14) Quarterly Financial Information (Unaudited):

     The following tables summarize selected quarterly data of IVAX for the years ended December 31, 2004 and 2003:

	First	Second	Third	Fourth	Full
	Quarter	Quarter (1)	Quarter (2)	Quarter (3)	Year
2004
Net revenues	$425,191	$463,962	$439,086	$509,179	$1,837,418
Gross profit	199,406	224,554	190,556	237,777	852,293
Income from continuing operations	42,341	48,098	44,378	63,210	198,027
Net income	42,341	48,098	44,378	63,210	198,027
Basic earnings per common share:
Continuing operations	0.17	0.19	0.18	0.25	0.79
Net earnings	0.17	0.19	0.18	0.25	0.79
Diluted earnings per common share:
Continuing operations (4)	0.16	0.18	0.17	0.24	0.75
Net earnings (4)	0.16	0.18	0.17	0.24	0.75
2003
Net revenues	$317,693	$342,985	$360,638	$399,023	$1,420,339
Gross profit	146,143	150,952	160,536	181,325	638,956
Income from continuing operations	28,985	19,086	21,631	29,345	99,047
Income from discontinued operations, net of tax	—	22,204	—	—	22,204
Net income	28,985	41,290	21,631	29,345	121,251
Basic earnings per common share:
Continuing operations	0.12	0.08	0.09	0.12	0.41
Discontinued operations	—	0.09	—	—	0.09
Net earnings	0.12	0.17	0.09	0.12	0.50
Diluted earnings per common share:
Continuing operations	0.12	0.08	0.09	0.12	0.40
Discontinued operations	—	0.09	—	—	0.09
Net earnings	0.12	0.17	0.09	0.12	0.49

(1) Our net revenues and gross profit benefited by approximately $6,700, $4,254 net of tax, during the second quarter of 2004, due to positive resolution of potential service level claims. The potential service level claims related to contractual penalties payable in the event we were unable to fulfill specific purchase orders within defined parameters. Service level penalty amounts were accrued based on our interpretation of the contracts and claims history. These amounts were reversed following a determination that the amounts were not owed based upon agreements with the customers. This change increased our diluted earnings per share by $0.02.

(2) Our net revenues and gross profit benefited by approximately $2,300, $1,461 net of tax, during the third quarter of 2004, due to the positive resolution of additional potential service level claims. The potential service level claims related to contractual penalties payable in the event we were unable to fulfill specific purchase orders within defined parameters. Service level penalty amounts were accrued based on our interpretation of the contracts and claims history. These amounts were reversed following a determination that the amounts were not owed based upon agreements with the customers. In addition, our tax provision and net income for the third quarter of 2004, benefited by net changes of $4,197 related to the merger of two of our Chilean subsidiaries and by $7,033 from the reversal of tax reserves, relating to prior years’ tax issues, that on review were determined to no longer be necessary, partially offset by $2,828 of additional valuation allowance recorded against a deferred tax asset in Europe. The total impact of these changes increased net income by $9,863, or $0.04 per diluted share, for the three months ended September 30, 2004. During the three months ended September 30, 2003, as a result of an improvement in our return and customer inventory experience our estimates of returns and other allowances and inventory obsolescence decreased resulting in increased net revenues of $10,170, reduced cost of sales of $2,457, increased net income of $7,943 and increased diluted earnings per share by $0.03.

(3) During the fourth quarter of 2004, our estimates of the reserve for shelf-stock adjustments decreased compared to the third quarter of 2004, by $8,400 due to delayed competition for one product and by $3,000 due primarily to agreement with a customer during the fourth quarter of 2004 that no shelf stock adjustment was required for previously purchased product. In addition, our estimate of the tax benefit to be received from the merger of two of our Chilean subsidiaries decreased by $2,911 compared to the estimate as of September 30, 2004, due to revision of the estimated amounts at which various issues connected with the merger are expected to be settled. These changes during the fourth quarter did not impact the results for the year ended December 31, 2004. Also, our tax provision during the fourth quarter and year of 2004 benefited by the reversal of a $1,544 tax reserve relating to a prior year foreign exposure that was resolved during the fourth quarter of 2004. These changes increased our net revenues by $11,400, increased our tax provision by $5,471 and increased net income by $5,929, or $0.02 per diluted share, during the fourth quarter of 2004. During the fourth quarter of 2003, as a result of our recent return and customer inventory experience, doubtful accounts and analysis of tax reserves, our estimates of product returns, inventory obsolescence, allowance for doubtful accounts and income tax exposures changed and, accordingly, we recognized reduced net revenues, increased cost of sales, reduced bad debt expense and reduced income tax provision. During the three months ended December 31, 2003, these changes reduced net revenues by $102, increased cost of sales by $335, reduced bad debt expense by $3,673, reduced the tax provision by $2,000, increased net income by $4,025 and increased diluted earnings per share by $0.02.

(4) On September 30, 2004, the EITF reached a consensus on Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share, concluding that contingently convertible debt instruments should be included in diluted earnings per share computations (if dilutive) regardless of whether the market price trigger (or other contingent feature) has been met. This consensus is effective for reporting periods ending after December 15, 2004, and requires prior period earnings per share amounts presented for comparative purposes to be restated utilizing a transition method. The transition method agreed upon by the EITF is a modified restatement approach that results in a company applying the consensus to the terms of the security at the adoption date. As such, if the terms of the security are changed prior to the adoption date, it is the changed terms to which the consensus is applied. We adopted the consensus in the fourth quarter of 2004. The impact of adoption has reduced our reported diluted earnings per share for each of the three month periods ended March 31, 2004, June 30, 2004, and December 31, 2004, by $0.01 per share and for the year ended December 31, 2004 by $0.03 per share and there was no impact on the prior years reported diluted earnings per share.

(15) Related Party Transactions:

     Whitman Education Group, Inc. (Whitman) leased office space from us in Miami, Florida. Whitman leased approximately 11,567 square feet from January 1, 2004 through March 30, 2004 and 6,102 square feet from April 1, 2004 through June 15, 2004 at an annual adjusted rate of $173, 11,567 square feet during 2003 at an annual rate of $292 and 13,849 square feet during 2002 at an annual rate of $290. Whitman was acquired by an unaffiliated entity, Career Education Corporation on July 1, 2003. Following the acquisition, the lease was terminated and Whitman vacated the facility on June 15, 2004. The total rental income, including furniture received and termination payments, was $171 in 2004. Prior to the acquisition, Dr. Frost, our Chairman of the Board of Directors and Chief Executive Officer, was Chairman of the Board of Directors of Whitman. Mr. Flanzraich, our Vice Chairman, President and a Director, was a Director of Whitman, and Mr. Pfenniger, one of our Directors, was Chief Executive Officer and Vice Chairman of the Board of Directors of Whitman. In addition, Dr. Frost was a principal shareholder of Whitman.

     We paid $2,436 in 2004, $2,504 in 2003 and $2,702 in 2002 to PharmAir Corporation for use of an airplane. PharmAir Corporation is indirectly, beneficially owned by our Chairman and Chief Executive Officer.

     During 2004, a wholly-owned subsidiary of IVAX entered into a Promotion Agreement (Promotion Agreement) with Aero Pharmaceuticals, Inc. (Aero), pursuant to which certain sales representatives of Aero will promote designated products of IVAX. Under the terms of the agreement, we paid Aero a promotion fee of $683 for the year ended December 31, 2004. The Promotion Agreement has an 18-month term, subject to our right to terminate the Promotion Agreement on 30 days notice prior to each of April 8, 2005, October 8, 2005 and January 8, 2006. Mr. Richard Frost, the Chairman and a principal shareholder of Aero, is the nephew of Dr. Phillip Frost, Chairman and Chief Executive Officer of IVAX. Dr. Frost has no stock ownership or other financial interest in Aero.

(16) Subsequent Events:

     On February 2, 2005, we completed the cash tender offer for an additional 24.89 shares of Polfa Kutno for approximately $2,744 increasing our ownership percentage to 99.25%.

     During February 2005, a wholly-owned subsidiary of IVAX entered into two agreements with InnovaPharm, Inc. The first is a Services Agreement for Prescription Pharmaceutical Products (Prescription Agreement), pursuant to which InnovaPharm will provide services and perform certain regulatory functions in Canada with respect to certain designated products. Under the terms of the agreement, we will pay InnovaPharm a fee based on a percentage of net sales for these services. The term of the Prescription Agreement began upon execution of the agreement and continues through June 30, 2007 with automatic two-year renewals, subject to our right to terminate the Prescription Agreement on 120 days notice prior to each anniversary of the agreement’s execution date. The second agreement is a Services Agreement for OTC Products (OTC Agreement), pursuant to which InnovaPharm will serve as an exclusive sales representative in Canada for the promotion of certain designated OTC products. Under the terms of the agreement, we will pay InnovaPharm a fee based on a percentage of net sales for these services. The OTC Agreement has a three-year term, with one-year renewals upon written consent of the parties. Mr. Tarik Henein, the President and a principal shareholder of InnovaPharm, is the son of Dr. Rafick Henein, President and Chief Executive Officer of IVAX Pharmaceuticals, Inc. Dr. Henein has no stock ownership or other financial interest in InnovaPharm.

     On February 15, 2005, we entered into an agreement to acquire Phoenix Scientific, Inc. (Phoenix), a generic veterinary pharmaceutical manufacturing company. The closing of the acquisition transaction is subject to certain customary conditions including clearance under the Hart-Scott-Rodino Antitrust Improvement Act and is expected to occur during the second quarter of 2005. Under the terms of the agreement, we will pay a combination of $75,000 in common stock and $196,850 in cash. We plan to acquire Phoenix to expand our growth in our existing veterinary operations.

     In response to the adoption of the EITF consensus discussed above under Recently Issued Accounting Standards, on February 23, 2005, we completed an exchange offer pursuant to which we offered to exchange each $1,000 principal amount of our (Old 1.5% Notes) that was validly tendered and accepted for exchange for $1,000 principal amount of our New 1.5% Notes; and a one-time cash payment equal to $2.50 per $1,000 principal amount of such Old 1.5% Notes validly tendered and accepted for exchange. The New 1.5% Notes are substantially identical to the Old 1.5% Notes except that the New 1.5% Notes contain a “net share settlement” feature under which we committed to pay up to the principal amount of the New 1.5% Notes in cash upon conversion. By committing to pay up to the principal amount of the New 1.5% Notes in cash upon conversion, we believe we will be able to account for the New 1.5% Notes under the “treasury stock” method, which is generally expected to be less dilutive to earnings per share than the “if-converted” method prescribed by EITF Issue No. 04-8. The “treasury stock” method only requires inclusion of the shares to be delivered upon conversion if our common stock is trading at a price in excess of the conversion price based on the average trading price during the preceding quarter and then only to the extent the conversion value is greater than the principal amount of the New 1.5% Notes. We generally expect that since fewer shares will be included in the number of fully diluted shares outstanding under the New 1.5% Notes based on this calculation than would be included for the Old 1.5% Notes under the “if-converted” method when dilutive, our diluted earnings per share will be greater. We accepted for exchange $399,000 of our Old 1.5% Notes for exchange in the exchange offer and, as a result only $1,000 principal amount of the Old 1.5% Notes currently remain outstanding.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of IVAX Corporation

     We have audited the consolidated financial statements of IVAX Corporation as of December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004, and have issued our report thereon dated March 9, 2005. Our audits also included Schedule II—Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2004, included in this Annual Report on Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this schedule based on our audits.

     In our opinion, the financial statement schedule as of December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Certified Public Accountants

Miami, Florida
March 9, 2005

SCHEDULE II

IVAX CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
THREE YEARS ENDED DECEMBER 31, 2004
(in thousands)

ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Balance at	Charged to
	Beginning	Cost and	Net		Balance at
Description	of Year	Expenses	Deductions	Other	End of Year

Year ended December 31, 2002	$21,670	4,239	(2,153)	(2,037)	$21,719

Year ended December 31, 2003	$21,719	(1,948)	(2,893)	797	$17,675

Year ended December 31, 2004	$17,675	2,627	(4,744)	3,654	$19,212

INVENTORY RESERVES

	Balance at	Charged to
	Beginning	Cost and	Net		Balance at
Description	of Year	Expenses	Deductions	Other	End of Year

Year ended December 31, 2002	$5,494	1,873	(325)	770	$7,812

Year ended December 31, 2003	$7,812	2,948	(468)	1,469	$11,761

Year ended December 31, 2004	$11,761	506	(789)	92	$11,570

ENVIRONMENTAL ACCRUALS

	Balance at	Charged to
	Beginning	Cost and	Net		Balance at
Description	of Year	Expenses	Deductions	Other	End of Year

Year ended December 31, 2002	$1,901	1,272	(1,822)	—	$1,351

Year ended December 31, 2003	$1,351	1,110	(1,783)	500	$1,178

Year ended December 31, 2004	$1,178	2,599	(1,119)	—	$2,658

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
3.1	Restated Articles of Incorporation.

10.14	Warrant to Purchase Shares of Common Stock of IVAX Corporation dated November 29, 2002 between IVAX Corporation and Frost Gamma Limited Partnership.

21	Subsidiaries of IVAX Corporation.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certificate of the Chief Executive Officer of IVAX Corporation pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certificate of the Chief Financial Officer of IVAX Corporation pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	Certificate of the Chief Executive Officer of IVAX Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer of IVAX Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.