Form 10-Q
period 2005-03-31
IVAX CORP
filed 2005-05-10
CIK 772197

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

263,357,906 shares of Common Stock, $.10 par value, outstanding as of April 29, 2005.

IVAX CORPORATION

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

IVAX CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$337,734	$391,988
Marketable securities, short-term	71,668	6,058
Accounts receivable, net of allowance for doubtful accounts of $19,634 in 2005 and $19,212 in 2004	386,874	392,418
Inventories, net	518,636	524,644
Other current assets	206,395	206,535

Total current assets	1,521,307	1,521,643

Property, plant and equipment, net	592,583	604,647
Goodwill, net	660,897	682,778
Intangible assets, net	326,171	336,594
Other assets	78,217	66,357

Total assets	$3,179,175	$3,212,019

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$178,132	$177,537
Current portion of long-term debt	61,048	60,145
Loans payable	17,770	18,825
Accrued income taxes payable	7,625	34,125
Accrued expenses and other current liabilities	263,436	287,789

Total current liabilities	528,011	578,421

Long-term debt, net of current portion	1,058,555	1,057,843
Other long-term liabilities	81,242	72,855
Minority interest	12,614	12,571

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.10 par value, authorized 546,875 shares, issued and outstanding 262,909 shares in 2005 and 260,531 shares in 2004	26,291	26,053
Capital in excess of par value	596,432	571,143
Retained earnings	922,049	888,503
Accumulated other comprehensive income (loss)	(46,019)	4,630

Total shareholders’ equity	1,498,753	1,490,329

Total liabilities and shareholders’ equity	$3,179,175	$3,212,019

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

Three Months Ended March 31,
(In thousands, except per share data)	2005	2004
Net revenues	$491,591	$425,191
Cost of sales (excluding amortization, which is presented below)	288,829	225,785

Gross profit	202,762	199,406

Operating expenses:
Selling	75,322	61,371
General and administrative	36,886	36,506
Research and development	33,721	32,350
Amortization of intangible assets	6,746	5,505
Restructuring costs	1,548	633

Total operating expenses	154,223	136,365

Operating income	48,539	63,041
Other income (expense):
Interest income	2,588	1,092
Interest expense	(8,949)	(11,745)
Other income, net	2,761	338

Total other expense	(3,600)	(10,315)

Income before income taxes and minority interest	44,939	52,726
Provision for income taxes	11,349	10,381

Income before minority interest	33,590	42,345
Minority interest	(44)	(4)

Net income	$33,546	$42,341

Earnings per common share:
Basic	$0.13	$0.17

Diluted	$0.12	$0.16

Weighted average number of common shares outstanding:
Basic	261,118	246,343

Diluted	275,164	257,248

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
(In thousands)

					Accumulated
	Common Stock		Capital in		Other
	Number of		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Income (Loss)	Total
BALANCE, January 1, 2005	260,531	$26,053	$571,143	$888,503	$4,630	$1,490,329
Comprehensive loss:
Net income	—	—	—	33,546	—	33,546
Translation adjustment	—	—	—	—	(52,724)	(52,724)
Unrealized net gain on available-for-sale equity securities and derivatives, net of tax	—	—	—	—	2,075	2,075

Comprehensive loss						(17,103)
Exercise of stock options	2,354	235	16,740	—	—	16,975
Tax benefit of option exercises	—	—	8,225	—	—	8,225
Employee stock purchases	24	3	324	—	—	327

BALANCE, March 31, 2005	262,909	$26,291	$596,432	$922,049	$(46,019)	$1,498,753

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended March 31,
(In thousands)	2005	2004
Cash flows from operating activities:
Net income	$33,546	$42,341
Adjustments to reconcile net income to net cash flows from operating activities:
Restructuring costs	1,548	633
Depreciation and amortization	25,954	20,844
Deferred tax provision	1,902	232
Tax benefit of stock option exercises	8,225	2,784
Provision for doubtful accounts	884	759
Provision for inventory obsolescence	6,429	10,900
Interest accretion on notes receivable and payable, net	502	703
Minority interest	44	4
Equity in earnings of unconsolidated affiliates	(194)	(256)
Gains on sale of product rights	(3,128)	(3,126)
(Gain) loss on sale of assets, net	(330)	423
Gain on sale of marketable securities	(47)	—
Changes in operating assets and liabilities:
Accounts receivable	(2,253)	(29,082)
Inventories	(8,581)	(14,575)
Other current assets	179	9,563
Other assets	(16,633)	(8,269)
Accounts payable, accrued expenses and other current liabilities	(40,272)	(36,839)
Other long-term liabilities	9,097	11,378

Net cash flows from operating activities	16,872	8,417

Cash flows from investing activities:
Proceeds from sale of product rights	3,128	3,126
Capital expenditures	(18,497)	(32,480)
Proceeds from sale of assets	973	408
Acquisitions of intangible assets	(3,474)	(590)
Acquisitions of businesses, net of cash acquired	—	(7)
Investment in affiliates	(600)	(657)
Purchases of marketable securities	(338,445)	(542,105)
Proceeds from sales of marketable securities	272,800	250,104

Net cash flows from investing activities	(84,115)	(322,201)

Cash flows from financing activities:
Borrowings on long-term debt and loans payable	32,688	413,931
Payments on long-term debt and loans payable	(31,432)	(10,511)
Exercise of stock options and employee stock purchases	17,302	7,862

Net cash flows from financing activities	18,558	411,282

Effect of exchange rate changes on cash and cash equivalents	(5,569)	(6,744)

Net increase (decrease) in cash and cash equivalents	(54,254)	90,754
Cash and cash equivalents at the beginning of the period	391,988	134,270

Cash and cash equivalents at the end of the period	$337,734	$225,024

Supplemental disclosures:
Interest paid	$4,179	$489

Income tax payments	$23,649	$12,524

Income tax refunds	$1,014	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share data)

(1) General:

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the results of operations, financial position and cash flows have been made. The results of operations and cash flows for the three months ended March 31, 2005, are not necessarily indicative of the results of operations and cash flows that may be reported for the remainder of 2005 or for future periods. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2004. For purposes of these financial statements, North America includes the United States and Canada. Mexico is included within Latin America. Certain amounts presented in the accompanying consolidated financial statements for the prior period have been reclassified to conform to the current year presentation. In the accompanying consolidated statements of cash flows for the three months ended March 31, 2004, we reclassified from cash and cash equivalents to marketable securities $311,805 as of March 31, 2004, and $12,600 as of December 31, 2003.

(2) Earnings Per Share:

     A reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for income from continuing operations is as follows:

Three Months Ended March 31,	2005	2004
Numerator:
Income from continuing operations	$33,546	$42,341
Interest expense on 1.5% contingently convertible debt, net of tax	693	98

Adjusted income from continuing operations	$34,239	$42,439

Denominator:
Basic weighted average number of shares outstanding	261,118	246,343
Effect of dilutive securities – stock options and warrants	4,169	6,311
Conversion equivalent of 1.5% contingently convertible debt	9,877	4,594

Diluted weighted average number of shares outstanding not included in the calculation of diluted earnings per share because their impact is antidilutive:	275,164	257,248

Stock options outstanding	12,270	5,894
Convertible debt	31,755	27,136

(3) Stock-Based Compensation Plans:

     As permissible under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, we account for all stock-based compensation arrangements using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, as interpreted by Financial Accounting Standards Board (FASB) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, and disclose pro forma net earnings and earnings per share amounts as if the fair value method had been adopted. Accordingly, no compensation cost is recognized for stock option awards granted to employees at or above market value.

     Our pro forma net income, pro forma net income per common share and pro forma weighted average fair value of options granted, with related assumptions, assuming we had adopted the fair value method of accounting for all stock-based compensation arrangements consistent with the provisions of SFAS No. 123, using the Black-Scholes option pricing model, are indicated below:

Three Months Ended March 31,	2005	2004
Net income as reported	$33,546	$42,341
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	3,062	6,144

Pro forma net income	$30,484	$36,197
Basic net income per share as reported	0.13	0.17
Pro forma basic net income per share	0.12	0.15
Diluted net income per share as reported	0.12	0.16
Pro forma diluted net income per share	0.11	0.14
Weighted average fair value	$4.84	$8.50
Expected life (years)	4.7	5.3
Risk-free interest rate	3.8-4.4%	3.1-3.8%
Expected volatility	25%	26%
Dividend yield	0%	0%

     Valuations are based on highly subjective assumptions about the future, including stock price volatility and exercise patterns. During the fourth quarter of 2004, it was determined that our stock option program did not include the impact of forfeitures in the report of the fair value of compensation expense. Accordingly, the amount of total stock-based employee compensation expense determined under the fair value based method previously reported for the three months ended March 31, 2004, was reduced by $1,746 to reflect the impact of forfeitures.

(4) Revenues and Cost of Sales:

     Revenues and the related cost of sales are recognized when title to our products and the risks and rewards of ownership pass to our customers and when provisions for revenue dilution items, including chargebacks, returns, shelf stock adjustments, discounts, promotional allowances, rebates, reimbursements relating to Medicaid and Medicare and other allowances are reasonably determinable. No material revisions were made to the methodology used in determining these provisions during the three months ended March 31, 2005. The reserve balances related to these provisions are included in the following balance sheet accounts:

	March 31,	December 31,
	2005	2004
Accounts receivable	$129,278	$147,330
Accrued expenses	118,066	127,240

Total sales returns and allowances reserves	$247,344	$274,570

(5) Inventories:

     Inventories consist of the following:

	March 31,	December 31,
	2005	2004
Raw materials	$185,904	$194,183
Work-in-process	87,320	81,202
Finished goods	245,412	249,259

Total inventories	$518,636	$524,644

     As of March 31, 2005, we had approximately $25,325 in inventories, primarily raw materials, relating to products pending launch while we await receipt of final FDA or foreign governmental marketing approval and/or satisfactory resolution of patent infringement litigation. Approximately 86% of our pre-launch inventories represents inventories for which the brand product’s patent protection has expired and we are awaiting regulatory approval to sell our generic equivalent. During the three months ended March 31, 2005, we reclassified $17,147 of pre-launch inventory to long-term assets, which is classified as a deposit since the inventory is not expected to be saleable in the next year, but the vendor has an obligation to refresh the inventory if it is expired when we are ready to launch. Depending upon the outcome of patent litigation, we may not be able to launch the product until 2011. This amount will be tested for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.

(6) Planned Acquisition:

     On February 15, 2005, we entered into an agreement to acquire PSI Holdings, Inc., the parent company of Phoenix Scientific, Inc. (Phoenix), a generic veterinary pharmaceutical manufacturing company. The closing of the acquisition transaction is subject to certain customary conditions and is expected to occur during the second quarter of 2005. Under the terms of the agreement, we will pay a combination of $75,000 in common stock and $196,850 in cash. We plan to acquire Phoenix to expand our growth in our existing veterinary operations.

(7) Intangible Assets:

     Intangible assets consist of the following:

	March 31, 2005		December 31, 2004
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Patents and related licenses	$77,322	$55,827	$76,867	$55,494
Trademarks	148,614	31,783	146,107	30,042
Licenses and other intangibles	247,586	82,222	217,799	45,589

Total	$473,522	$169,832	$440,773	$131,125

Unamortized intangible assets:
Trademarks and product registrations	$22,481		$26,946

     During the first quarter of 2005, we reclassified our product registration intangible assets in one Latin American country with a recorded book value of $3,317 from indefinite-lived to definite-lived due to a change in regulatory requirements. These intangible assets are now being amortized over their 5-year estimated remaining useful lives. Intangible assets amortization expense is estimated to be $20,434 for the remainder of 2005, $26,341 in 2006, $28,213 in 2007, $26,380 in 2008 and $26,439 in 2009.

(8) Debt:

     On February 23, 2005, we completed an exchange offer in which we exchanged each $1,000 principal amount of our 1.5% convertible senior notes (Old 1.5% Notes) for $1,000 principal amount of our 1.5% convertible senior notes (New 1.5% Notes) and a one-time cash payment equal to $2.50 per $1,000 principal amount of such Old 1.5% Notes. The New 1.5% Notes are substantially identical to the Old 1.5% Notes except that the New 1.5% Notes contain a “net share settlement” feature under which we committed to pay up to the principal amount of the New 1.5% Notes in cash upon conversion. By committing to pay up to the principal amount of the New 1.5% Notes in cash upon conversion, we are able to account for the New 1.5% Notes under the “treasury stock” method, which is generally expected to be less dilutive to earnings per share than the “if-converted” method prescribed by Emerging Issues Task Force (EITF) Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share. The “treasury stock” method only requires inclusion of the shares to be delivered upon conversion if our common stock is trading at a price in excess of the conversion price based on the average trading price during the preceding quarter and then only to the extent the conversion value is greater than the principal amount of the New 1.5% Notes. We generally expect that since fewer shares will be included in the number of fully diluted shares outstanding under the New 1.5% Notes based on this calculation than would be included for the Old 1.5% Notes under the “if-converted” method when dilutive, our diluted earnings per share will be greater. We accepted $399,000 of our Old 1.5% Notes in the exchange offer and, as a result, only $1,000 principal amount of the Old 1.5% Notes currently remain outstanding.

(9) Income Taxes:

     The provision for income taxes consists of the following:

Three Months Ended March 31,	2005	2004
Current:
Domestic	$1,909	$514
Foreign	7,538	9,635
Deferred
Domestic	7,801	(1,148)
Foreign	(5,899)	1,380

Total	$11,349	$10,381

     The tax provision for the three months ended March 31, 2005, was determined using our estimated annual effective tax rate, which was less than the United States statutory rate primarily due to lower tax rates applicable to most of our operations outside of the United States. Payment of the current tax provision for the year ending December 31, 2005, will be reduced by $7,643 for domestic operations and $582 for foreign operations, representing the incremental impact of compensation expense deductions associated with non-qualified stock options exercised during the first three months of 2005. These amounts were credited to “Capital in excess of par value” in the accompanying consolidated balance sheets. As of March 31, 2005, a domestic net deferred tax asset of $93,633 and an aggregate foreign net deferred tax asset of $27,057 are included in “Other current assets” and “Other assets,” respectively, in the accompanying consolidated balance sheets. Realization of the net deferred tax assets is dependent upon generating sufficient future domestic and foreign taxable income. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized.

(10) Retirement Plans:

     The components of net periodic pension costs and our contributions paid were as follows:

Three Months Ended March 31,	2005	2004
Service cost	$554	$381
Interest cost	283	195
Expected return on plan assets	(294)	(202)
Amortization of transition obligation	75	51

Net periodic pension cost	$618	$425

Employer contribution	$266	$394

     We expect to contribute $1,843 to the pension plan in 2005.

(11) Business Segment Information:

Revenues by Region

Three Months Ended March 31,	2005	2004
North America
External sales	$226,634	$166,789
Intersegment sales	575	2,074
Other revenues	679	1,103

Net revenues - North America	227,888	169,966

Europe
External sales	155,472	141,784
Intersegment sales	19,480	18,103
Other revenues	5,413	28,566

Net revenues – Europe	180,365	188,453

Latin America
External sales	86,933	73,436
Other revenues	262	406

Net revenues – Latin America	87,195	73,842

Corporate and other
External sales	13,562	11,556
Intersegment sales	(20,055)	(20,177)
Other revenues	2,636	1,551

Net revenues - Corporate and other	(3,857)	(7,070)

Consolidated net revenues	$491,591	$425,191

Profits by Region

Three Months Ended March 31,	2005	2004
Income before minority interest:
North America	$23,916	$10,596
Europe	(3,152)	26,929
Latin America	13,742	13,663
Corporate and other	(916)	(8,843)

Income before minority interest	33,590	42,345
Minority interest	(44)	(4)

Net income	$33,546	$42,341

	March 31,
Long-Lived Assets	2005	2004
North America	$365,121	$344,781
Europe	653,440	436,640
Latin America	506,702	461,487
Corporate and other	118,648	136,568

Total	$1,643,911	$1,379,476

Net Revenues by Therapeutic Category and Product Type

Three Months Ended March 31,	2005	2004
Therapeutic category:
Respiratory
Proprietary and branded	$72,071	$65,309
Generic pharmaceutical	30,045	30,415

Total respiratory	102,116	95,724

Other
Proprietary and branded	104,800	116,032
Generic pharmaceutical	284,675	213,435

Total other	389,475	329,467

Total product type:
Proprietary and branded	176,871	181,341
Generic pharmaceutical	314,720	243,850

Total	$491,591	$425,191

     The following table reflects the changes in the carrying amounts of goodwill by geographic region for the three months ended March 31, 2005:

	Balance	Foreign	Balance
	December 31,	Exchange	March 31,
	2004	and Other	2005
North America	$1,472	$—	$1,472
Europe	249,455	(10,022)	239,433
Latin America	384,557	(11,890)	372,667
Corporate and other	47,294	31	47,325

Consolidated goodwill	$682,778	$(21,881)	$660,897

(12) Recently Issued Accounting Standards:

     In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, which requires abnormal amounts of idle facility expense, freight, handling costs, and wasted material to be recognized as current period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. It is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The impact of adoption of this statement is not expected to be significant.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), or SFAS No. 123R, Share-Based Payment, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It requires compensation costs related to share-based payment transactions to be recognized in the financial statements. It applies to all awards granted after the effective date and is not applied to awards granted in periods before the effective date, except to the extent that the prior periods’ awards are modified, repurchased or cancelled after the effective date. This Statement can be adopted under two methods, the modified prospective or the modified retrospective applications. Under the modified prospective application, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the effective date should be recognized as the requisite service is rendered on or after the effective date. The compensation cost for that portion of awards should be based on the grant-date fair value of those awards as calculated for either recognition or pro forma disclosure under SFAS No. 123. Changes to the grant-date fair value of awards granted before the effective date of this Statement are precluded. The compensation cost for those earlier awards should be attributed to periods beginning on or after the effective date of this Statement using the attribution method that was used under SFAS No. 123, except that the method of recognizing forfeitures only as they occur should be continued. Any unearned or deferred compensation related to those earlier awards should be eliminated against the appropriate equity accounts. The modified retrospective application may be applied to all prior years that SFAS No. 123 was effective or only to prior interim periods in the year of initial adoption if the effective date of SFAS No. 123R does not coincide with the beginning of the fiscal year. It is effective as of the first interim or annual reporting period that begins after June 15, 2005. The cumulative effect of the initial application of this Statement, if any, is to be recognized as of the effective date. Upon adoption, we will be required to reclassify excess tax benefits, as defined in the Statement, from stock option exercises from Cash flows from operating activities to Cash flows from financing activities in the Consolidated Statement of Cash Flows.

     Effective April 21, 2005, the Securities and Exchange Commission (SEC) issued an Amendment to Rule 4-01(a) of Regulation S-X regarding the compliance date for SFAS No. 123R. Under the amendment, registrants are required to file financial statements that comply with SFAS No. 123R the first quarter of the first fiscal year beginning after June 15, 2005. We intend to comply with SFAS No. 123R effective January 1, 2006. We expect that under the modified prospective method of adoption, during 2006 we will be required to record additional compensation expense of approximately $5,562 for unvested awards that were outstanding as of March 31, 2005. We also expect that compensation expense will be required to be recorded for future awards of share-based payments, including employee stock purchases under our Employee Stock Purchase Plan, if not amended prior to adoption.

(13) Commitments and Contingencies:

     Commitments – As of March 31, 2005, we had approximately $17,222 of non-cancelable raw material purchase obligations. A substantial portion of this material is for use in production of our gabapentin products. As noted below under Patent Litigation, in the event the court determines that we infringed a valid patent of Warner-Lambert’s in our sales of gabapentin, we could be prevented from further sales of gabapentin until the patent expires.

     Legal Proceedings (currency amounts in thousands) – The following supplements and amends the discussion set forth under Item 3 – “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2004.

     Terazosin Litigation

     On December 21, 1998, an action purporting to be a class action, styled Louisiana Wholesale Drug Co. vs. Abbott Laboratories, Geneva Pharmaceuticals, Inc. and Zenith Goldline Pharmaceuticals, Inc., was filed against IVAX Pharmaceuticals, Inc. (IPI) and others in the United States District Court for the Southern District of Florida, alleging a violation of Section 1 of the Sherman Antitrust Act. Plaintiffs purport to represent a class consisting of customers who purchased a certain proprietary drug directly from Abbott Laboratories during the period beginning on October 29, 1998. Plaintiffs allege that, by settling patent-related litigation against Abbott in exchange for quarterly payments, the defendants engaged in an unlawful restraint of trade. The complaint seeks unspecified treble damages and injunctive relief. Eighteen additional class action lawsuits containing allegations similar to those in the Louisiana Wholesale case were filed in various jurisdictions between July 1999 and February 2001, the majority of which have been consolidated with the Louisiana Wholesale case. On March 13, 2000, the Federal Trade Commission (FTC) announced that it had issued complaints against, and negotiated consent decrees with, Abbott Laboratories and Geneva Pharmaceuticals arising out of an investigation of the same subject matter that is involved in these lawsuits. The FTC took no action against IPI. On December 13, 2000, plaintiffs’ motion for summary judgment on the issue of whether the settlement agreement constituted a per se violation of Section 1 of the Sherman Antitrust Act in the Louisiana Wholesale case was granted. On September 15, 2003, the United States Court of Appeals for the Eleventh Circuit reversed the order. On September 20, 2001, the District Court entered an order certifying the direct purchaser class and in early 2002, IPI entered into a settlement with the direct purchaser class. In November 2003, the appellate court also issued a ruling de-certifying the class. On remand and following class discovery, the District Court entered an order on June 23, 2004, denying the Direct Purchaser Plaintiffs’ renewed motion for class certification. In light of these orders, on August 31, 2004, we elected to terminate the Settlement Agreement with the direct purchasers and requested the return of the settlement payment less notice and Settlement Fund administrative fees. On February 16, 2005, IPI announced to the Court its willingness to re-enter into the settlement with the direct purchasers on substantially the same terms as the previous settlement, provided that the court certifies a settlement class of direct purchasers that is not materially different from the previously de-certified direct purchaser class. On February 25, 2005, the Court indicated its preliminary approval of a settlement containing these terms and provisions. On April 19, 2005, the Court entered an Order and Final Judgment specifically providing, inter alia, that IPI’s settlement with the direct purchasers is reaffirmed and remains in full force and effect. To date, sixteen of the actions naming IPI have either been settled or dismissed.

     Fen-Phen Litigation

     IPI has been named in a number of individual and class action lawsuits in both state and federal courts involving the diet drug combination of fenfluramine and phentermine, commonly known as “fen-phen.” Generally, these lawsuits seek damages for personal injury, wrongful death and loss of consortium, as well as punitive damages, under a variety of liability theories including strict products liability, breach of warranty and negligence. IPI did not manufacture either fenfluramine or phentermine, but did distribute the brand equivalent version of phentermine manufactured by Eon Labs Manufacturing, Inc. (Eon) and Camall Company. Although IPI had a very small market share, to date, IPI has been named in approximately 5,546 cases and has been dismissed from approximately 5,227 of these cases, with additional dismissals pending. IPI intends to vigorously defend all of the lawsuits, and while management believes that its defense will succeed, as with any litigation, there can be no assurance of this. Currently Eon is paying for approximately 50% of IPI’s costs in defending these suits and is fully indemnifying IPI against any damages IPI may suffer as a result of cases involving product manufactured by Eon. In the event Eon discontinues providing this defense and indemnity, IPI has its own product liability insurance. While IPI’s insurance carriers have issued reservations of rights, IPI believes that it has adequate coverage. As of September 1, 2004, claims made against us for the first time may not be afforded insurance coverage. Although it is impossible to predict with certainty the outcome of litigation, we do not believe this litigation will have a material adverse impact on our financial condition or results of operation.

     Average Wholesale Price Litigation

     A number of counties in the State of New York and the City of New York City have filed complaints against IVAX and IPI and other pharmaceutical companies alleging a scheme to overcharge for prescription drugs paid for by Medicaid, a portion of which is paid for by these New York municipalities. IVAX and IPI have been named as defendants in actions filed by the County of Suffolk, the County of Westchester, the County of Nassau, the County of Onondaga, the County of Erie and the City of New York and in each of these cases, the plaintiff seeks the recovery of unspecified damages, including restitution, treble and punitive damages, civil penalties, interest and attorneys fees. Other than the County of Erie case which was originally filed in the Supreme Court of the State of New York, Erie County but removed by the defendants on April 15, 2005, asserting diversity and misjoinder of defendants, each of these actions was filed in the United States District Court for the applicable district in New York and, thereafter, was either transferred to the United States District Court for the District of Massachusetts as part of the Pharmaceutical Industry Average Wholesale Price Multi-District Litigation, MDL 1456 (MDL), or is in the process of being transferred to the MDL. The County of Suffolk vs. Abbott Laboratories, Inc. et al. action (Suffolk Action) has been treated as the lead case. In the Suffolk Action the court dismissed IVAX and IPI from the complaint by order dated October 26, 2004. On April 8, 2005, the Court entered a further Order dismissing the complaint with respect to the remaining defendants based upon insufficiency of the allegations of a spread in the reporting of pricing and the sale price. Notwithstanding this dismissal, the County of Suffolk has indicated an intent to file a master consolidated amended complaint naming IVAX and IPI as defendants. By stipulation of the parties, the remaining New York City and New York county actions are being held in abeyance pending a final ruling on the motions to dismiss the Suffolk Action. We intend to vigorously defend ourselves in these actions.

     IVAX and IPI were named as defendants, along with other generic drug manufacturers, in The Commonwealth of Massachusetts vs. Mylan Laboratories, et al., filed in the United States District Court for the District of Massachusetts (Massachusetts Action). The Massachusetts Action alleges that through fraudulent and deceptive schemes thirteen manufacturers of generic pharmaceuticals caused Massachusetts to overpay pharmacies by inflating the wholesale acquisition cost of drugs. The state seeks unspecified damages, including injunctive relief, restitution, treble damages, civil penalties, interest, attorney fees and investigation and litigation costs. The case is pending before the same judge that is handling the MDL. The defendants in the Massachusetts Action moved to dismiss the complaint and by order dated February 4, 2005, the Court denied the motion in part, granted the motion in part, and deferred ruling in part. On April 5, 2005, the Court dismissed the complaint for failure to plead with specificity the allegations of false and fraudulent representations. The Commonwealth of Massachusetts has indicated an intention to file an amended complaint. We intend to vigorously defend ourselves in this action.

     A number of states have filed actions against IVAX and IPI and other pharmaceutical companies alleging schemes to overcharge for prescription drugs paid for by Medicaid. IVAX and IPI have been named as defendants in the following actions filed by the State of Wisconsin, the Commonwealth of Kentucky, the State of Alabama, the State of Illinois and the State of Florida. IVAX and IPI were added as defendants in State of Wisconsin vs. Abbott Laboratories, Inc., et al., Circuit Court of Dane County, Case No. 04 CV 1709 on November 1, 2004. IVAX and IPI were named as defendants in Commonwealth of Kentucky vs. Alpharma, Inc., Franklin Circuit Court, Case No. 04-CI-1487 on November 4, 2004. IVAX and IPI were named as defendants in State of Alabama vs. Abbott Laboratories, Inc., et al., Circuit Court of Montgomery County, Case No. CV-2005-219 on January 26, 2005. IVAX and IPI were named as defendants in The People of the State of Illinois vs. Abbott

Laboratories, Inc., Circuit Court of Cook County, Case No. 05CH02474 on February 7, 2005 and the State of Florida v. Alpharma, et al., Second Judicial Circuit in and for Leon County, Florida, Case Nos. 98-3032F and 03-CA1165A. In each of these actions, the States seek unspecified damages, including treble and punitive damages, interest, civil penalties and attorneys fees. We intend to vigorously defend ourselves in these actions.

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

     United Kingdom Serious Fraud Office Investigation and Related Litigation

     In April 2002, we received notice of an investigation concerning prices charged by generic drug companies, including Norton Healthcare Limited, now trading as IVAX Pharmaceuticals UK, for penicillin-based antibiotics and warfarin sold in the United Kingdom from 1996 to 2000. This is an investigation by the Serious Fraud Office of the United Kingdom involving many of the pharmaceutical companies that sold these products in the United Kingdom during this period. According to statements by investigating agencies, the Serious Fraud Office expects to conclude its investigation and anticipates bringing charges by October 2005. There is no indication at this time regarding which companies, if any, may be charged.

     In December 2002, the Secretary of State for Health, on behalf of itself and others, filed a civil claim for damages and interest against Norton Healthcare, Norton Pharmaceuticals and other defendants alleging that certain of their actions adversely affected competition in the sale and supply of warfarin in the United Kingdom between 1996 and 2000. This claim seeks damages against all defendants in the approximate aggregate amount of 27,527 Pounds Sterling (approximately $52,040 at the March 31, 2005, currency exchange rate), plus interest and costs.

     In December 2003, the Secretary of State for Health, on behalf of itself and others, filed a civil claim for damages and interest against Norton Healthcare, Norton Pharmaceuticals and other defendants alleging that certain of their actions adversely affected competition in the sale and supply of penicillin in the United Kingdom between 1996 and 2000. This claim seeks damages against all defendants in the approximate amount of 31,438 Pounds Sterling (approximately $59,434 at the March 31, 2005, currency exchange rate), plus interest and costs.

     In July 2004, the Secretary of State for Health, on behalf of itself and others, filed a civil claim for damages and interest against Norton Healthcare, Norton Pharmaceuticals and other defendants alleging that certain of their actions adversely affected competition in the sale and supply of ranitidine in the United Kingdom between 1996 and 2000. This claim seeks damages against all defendants in the approximate amount of 69,252 Pounds Sterling (approximately $130,920 at the March 31, 2005, currency exchange rate), plus interest and costs.

     On January 13, 2005, Norton Healthcare Limited and Norton Pharmaceuticals Limited were advised by the Scottish Ministers and Healthcare Trusts that they were considering whether to commence claims against Norton and other pharmaceutical companies for alleged anti-competitive practices arising out of the pricing and supply of warfarin, penicillin-based antibiotics and ranitidine. These claims stem from the same conduct alleged by the United Kingdom Serious Fraud Office and the Secretary of State of Health in the above disclosed matters. The letters assert that the damages which would be payable, should liability be established, are 3,290 Pounds Sterling (approximately $6,220 at the March 31, 2005, currency exchange rate) related to warfarin, 3,297 Pounds Sterling (approximately $6,233 at the March 31, 2005, currency exchange rate) related to antibiotics and 13,485 Pounds Sterling (approximately $25,493 at the March 31, 2005, currency exchange rate) related to ranitidine.

     Commercial Matters

     On April 22, 2003, we received notice that we were named as a defendant along with approximately 25 other pharmaceutical manufacturers in a complaint filed in the US District Court for the Northern District of Texas by an individual who has filed the action purportedly in the name of the United States government, styled United States of America, ex. rel, Paul King v. Alcon Laboratories, Inc., et al. In this suit, the plaintiff seeks to recover damages for allegedly defrauding and conspiring to defraud the United States government by having made sales of drugs to various federal governmental agencies or causing the United States government to reimburse individuals or entities for drug products that did not comply with Current Good Manufacturing Practices and other regulations and laws. The suit seeks the recovery of treble damages from the defendants, jointly and severally, which plaintiff alleges exceeds thirty billion dollars, plus the recovery of attorneys’ fees, interest, civil penalties, costs, and other relief. On February 23, 2004, plaintiff was granted leave to file a second amended complaint, in response to which we filed a motion to dismiss the action in its entirety. On January 4, 2005, the District Court entered an order dismissing the Second Amended Complaint with prejudice and entered judgment in favor of all the named defendants. The plaintiff did not appeal and the time for filing the notice of appeal has expired.

     Patent Litigation

     IPI filed Abbreviated New Drug Applications (ANDAs) under paragraph IV of the Hatch-Waxman Act to market and sell various strengths of generic gabapentin capsules and tablets, a product marketed by Warner-Lambert under the trademark Neurontin®. As a result of the filing of these ANDAs, Warner Lambert Company, Pfizer and Godecke Aktiengesellschaft filed three separate suits against us and our affiliates for patent infringement. These three consolidated actions are now pending in the United States District Court for the District of New Jersey. Civil Action No. 00-6073 was filed December 14, 2000, Civil Action No. 01-0193 was filed January 12, 2001, and Civil Action No. 01-1537 was filed February 3, 2001. The three suits have been consolidated in a multidistrict litigation in the District of New Jersey with several other cases brought by plaintiffs against other companies seeking to market generic gabapentin. We, along with the other defendants in the consolidated actions, moved for summary judgment of non-infringement and invalidity of Warner-Lambert’s patents on various grounds. Oral argument on these motions were held in November 2004. In August 2004, based on our decision to begin commercial sales of non-AB-rated gabapentin tablets, Warner-Lambert sought a temporary restraining order and a preliminary injunction in an effort to prevent us from doing so. Warner-Lambert’s request was denied, and we commenced commercial sale of our non-AB-rated gabapentin tablets on August 18, 2004. We also commenced commercial sales of the AB-rated gabapentin capsules on March 23, 2005 and the AB-rated gabapentin tablets on April 29, 2005 as a result of a settlement reached with the generic manufacturer awarded the exclusivity by the FDA. While we expect to be successful in our defense, in the event the court determines that we infringed a valid patent of Warner-Lambert in our sales of gabapentin, it will result in an injunction against us preventing further sales and substantial damages which could exceed our profit or selling price for these products.

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

(14) Subsequent Event:

     On May 9, 2005, we issued $350,000 of our 1.5% Convertible Senior Notes due 2025 (1.5% Notes) to qualified institutional buyers. After expenses, we received net proceeds of approximately $341,690. We intend to use the net proceeds for general corporate purposes, including the acquisition of Phoenix discussed under Note (6) above. Under certain circumstances, the 1.5% Notes due 2025 are convertible into cash and, if applicable, shares of our common stock based on an initial conversion rate, subject to adjustment, of 44.0009 shares of our common stock per $1,000 of principal amount of the 1.5% Notes due 2025. This ratio results in an initial conversion price of approximately $22.73 per share. Holders may be entitled to an adjustment to the applicable conversion rate if they elect to convert their notes in connection with the occurrence of certain fundamental changes that occur prior to May 15, 2012. We may redeem the 1.5% Notes due 2025 on or after May 15, 2012. Beginning with the six-month period commencing on May 15, 2012, in addition to the stated interest of 1.5%, we will pay contingent interest of 0.25% of the market value of the 1.5% Notes due 2025 if, during specified testing periods, the average trading price of the 1.5% Notes due 2025 is 120% or more of the principal value. In addition, holders of the 1.5% notes due 2025 may require us to repurchase the notes at 100% of the principal amount on each of May 15, 2012, 2015, and 2020, and upon certain events. Holders of the notes may also require us to repurchase their notes upon the occurrence of certain specified corporate transactions.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under the caption Risk Factors in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2004. The following discussion and analysis should be read in conjunction with the consolidated financial statements, the related Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2004, and the unaudited interim consolidated financial statements and the related notes to unaudited interim consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

Results of Operations

Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

     Overview

     We generated strong revenue growth in the first quarter of 2005 principally due to sales of new products, increased demand for our base manufactured and distributed products in the United States and to our 2004 acquisitions of Corporacion Medco S.A.C. (Medco), Botica Torres de Limatambo S.A.C. (BTL) and Kutnowskie Zaklady Farmaceutyczne “POLFA” SA (Polfa Kutno). However, our gross profit percentage decreased from 47% to 41% primarily due to the $25.5 million milestone payment received in the first quarter of 2004 and to pricing pressures in North America and Western Europe. During the first quarter of 2005, we continued to invest in our future. We invested $14.0 million, an increase of 23%, more in sales and marketing than in the first quarter of 2004 and $1.4 million, an increase of 4%, more in research and development than in the first quarter of 2004. The higher sales and marketing costs relate primarily to our business acquisitions in Europe and Latin America in 2004. Our operating income decreased by 23% from $63.0 million in the first quarter of 2004 to $48.5 million in the first quarter of 2005 primarily due to the higher selling expenses.

     On February 11, 2005, we entered into a settlement of litigation with the United States Food and Drug Administration and Alpharma Inc. regarding gabapentin. Pursuant to the settlement Alpharma waived its FDA awarded 180-day exclusivity in favor of IVAX, effective March 23, 2005, for gabapentin capsules, and April 29, 2005, for gabapentin tablets. As a result, we were able to market AB rated gabapentin capsules and tablets prior to the expiration of Alpharma’s 180-day marketing exclusivity periods. On March 23, 2005, we launched our AB-rated gabapentin capsules in 100 mg and 400 mg dosage strengths and on April 29, 2005, we launched our AB-rated gabapentin tablets in 600 mg and 800 mg dosage strengths.

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

     We are continuing to spend a substantial amount of management time and resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new Securities and Exchange Commission regulations and the American Stock Exchange rules. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal control systems, and attestations as to the effectiveness of these systems by our independent public accounting firm. Included in our Annual Report on Form 10-K for the year ended December 31, 2004, were a report of our management on the effectiveness of internal controls and a related attestation report of our independent auditors. We expect to continue to expend significant management time and resources documenting and testing our internal control systems and procedures. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.

     Net Revenues and Gross Profit

     The composition of the change in net revenues by region is as follows (in millions):

Three Months Ended March 31,	2005	2004	% Change *
North America	$227.9	$170.0	34%
Europe	180.4	188.4	(4)%
Latin America	87.2	73.8	18%
Corporate and other	(3.9)	(7.0)	**

Total net revenues	$491.6	$425.2	16%

*	% change based on unrounded numbers

**	Not meaningful

     The composition of the change in the provisions for sales returns and allowances by region is as follows (in millions):

	2005	2004	% Change*
North America	$174.5	$136.8	28%
% of gross product sales	44%	45%

Europe	16.1	14.1	14%
% of gross product sales	9%	8%

Latin America	18.8	10.3	84%
% of gross product sales	18%	12%

*	% change based on unrounded numbers

     The composition of the components of the variance in net revenues by region is as follows (in millions):

	Product Sales		Other	Currency
	Price	Volume	Revenue	Exchange
North America	$(18.9)	$77.1	$(0.3)	$—
Europe	(1.8)	5.9	(23.4)	11.3
Latin America	4.8	10.1	(0.1)	(1.4)

     The increase in North American net revenues was primarily due to volume increases of our base manufactured and distributed products and sales of new generic products, partially offset by competitive pricing pressures. We anticipate that pricing and competitive pressures will continue to adversely impact our revenues and gross profit from sales of generic pharmaceutical products in North America.

     The decrease in European net revenues was primarily due to a decrease in other revenues, partially offset by volume increases resulting from sales of Polfa Kutno, that was acquired in the fourth quarter of 2004, and favorable effects of currency exchange rates. In the first quarter of 2004, other revenue included a $25.5 million milestone payment earned under a product collaboration and development agreement. Pricing pressures are expected to continue to impact our revenues and gross profit in Europe, particularly from sales of generic pharmaceutical products in Western Europe.

     The increase in Latin American net revenues was primarily due to sales of Medco and BTL, that were acquired in the second quarter of 2004, and increased pricing in two countries, partially offset by negative effects of currency exchange rates.

     The composition of the change in our net revenues and gross profit is as follows (in millions):

Three Months Ended March 31,	2005	2004	% Change *
Net revenues	$491.6	$425.2	16%
Cost of sales (excludes amortization)	288.8	225.8	28%

Gross profit	$202.8	$199.4	2%

% of net revenues	41%	47%

*	% change based on unrounded numbers.

     The decrease in our gross profit percentage (excluding amortization) was primarily due to the $25.5 million milestone payment received in the first quarter of 2004, the impact of pricing pressures in North America and Western Europe and higher manufacturing costs in Europe. Amortization of intangibles related to acquired developed drugs is not included in cost of sales.

     Operating Expenses

     The composition of the change in operating expenses is as follows (in millions):

Three Months Ended March 31,	2005	2004	% Change*
Selling	$75.3	$61.4	23%
% of net revenues	15%	14%

General and administrative	36.9	36.5	1%
% of net revenues	8%	9%

Research and development	33.7	32.4	4%
% of net revenues	7%	8%

Amortization	6.7	5.5	23%
Restructuring	1.6	0.6	145%

Total operating expenses	$154.2	$136.4	13%

*	% change based on unrounded numbers.

     The increase in selling expenses was primarily attributable to an increase in sales and marketing cost relating to our business acquisitions in Europe and Latin America in the second and fourth quarter of 2004.

     The increase in general and administrative expenses was primarily attributable to the expenses of businesses acquired in 2004, partially offset by a $3.5 million legal settlement received in connection with a business we acquired in 2003.

     The increase in research and development expenses was primarily attributable to an increase in various research and development projects and bio-study costs in North America and Europe. We expect our research and development expenditures to generally remain at current levels. Our future level of research and development expenditures will depend on, among other things, the outcome of clinical testing of products under development, the timing and impact of patent challenges and litigation, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions, collaborative alliances and liquidity.

     The $1.6 million of restructuring costs incurred, consisting primarily of employee termination benefits, were primarily in our European Division. We expect to incur more than $3.0 million of additional restructuring costs in Europe, which will consist primarily of employee termination benefits and be recorded for the most part in the second and third quarters of 2005. On completion, we expect to achieve annual savings of $6.0 to $7.0 million, although there can be no assurance these anticipated savings will be achieved at these levels or at all.

     Other Income (Expense)

     The composition of the change in other income (expense) is as follows (in millions):

Three Months Ended March 31,	2005	2004	% Change*
Interest income	$2.6	$1.1	137%
Interest expense	(8.9)	(11.7)	(24)%
Other income, net	2.7	0.3	720%

Total other expense	$(3.6)	$(10.3)	(65)%

*	% change based on unrounded numbers.

     The decrease in interest expense was primarily due to the redemption of our 5.5% Notes in the first quarter of 2004, the repurchase of a portion of our 4.5% Notes in the fourth quarter of 2004 and the issuance at lower interest rates of our 1.5% Notes in the first quarter of 2004 and our 1.875% Notes in the fourth quarter of 2004. See Liquidity and Capital Resources for additional information related to the 1.5% Notes.

     Other income, net increased $2.4 million for the three months ended March 31, 2005, compared to the same period of the prior year. During the first three months of 2005, we recorded $0.9 million of foreign currency losses compared to $2.0 million of foreign currency losses in the same period of the prior year. During the first three months of 2005 and 2004, we earned $3.1 million of royalty and other payments recorded as additional consideration for the 1997 sale of Elmiron® to Ortho-McNeil Pharmaceutical, Inc.

     Net Income

     The change in our net income is as follows (in millions, except per share data):

Three Months Ended March 31,	2005	2004	% Change*
Net income	$33.5	$42.3	(21)%

Earnings per common share:
Basic	$0.13	$0.17	(24)%

Diluted	$0.12	$0.16	(25)%

*	% change based on unrounded numbers.

     Foreign Currency

     During the three months ended March 31, 2005, sales by subsidiaries located outside the United States accounted for approximately 51% of our worldwide sales. The majority of these sales were denominated in currencies of the local country. As such, our reported profits and cash flows are exposed to changing currency exchange rates. If the United States dollar weakens relative to the foreign currency, the earnings generated in the foreign currency will, in effect, increase when converted into United States dollars and vice versa. As a result of exchange rate differences, net revenues increased by $9.9 million for the three months ended March 31, 2005, as compared to the same period in the prior year.

Recently Issued Accounting Standards

     In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, which requires abnormal amounts of idle facility expense, freight, handling costs, and wasted material to be recognized as current period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. It is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The impact of adoption of this statement is not expected to be significant.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), or SFAS No. 123R, Share-Based Payment, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It requires compensation costs related to share-based payment transactions to be recognized in the financial statements. It applies to all awards granted after the effective date and is not applied to awards granted in periods before the effective date, except to the extent that the prior periods’ awards are modified, repurchased or cancelled after the effective date. This Statement can be adopted under two methods, the modified prospective or the modified retrospective applications. Under the modified prospective application, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the effective date should be recognized as the requisite service is rendered on or after the effective date. The compensation cost for that portion of awards should be based on the grant-date fair value of those awards as calculated for either recognition or pro forma disclosure under SFAS No. 123. Changes to the grant-date fair value of awards granted before the effective date of this Statement are precluded. The compensation cost for those earlier awards should be attributed to periods beginning on or after the effective date of this Statement using the attribution method that was used under SFAS No. 123, except that the method of recognizing forfeitures only as they occur should be continued. Any unearned or deferred compensation related to those earlier awards should be eliminated against the appropriate equity accounts. The modified retrospective application may be applied to all prior years that SFAS No. 123 was effective or only to prior interim periods in the year of initial adoption if the effective date of SFAS No. 123R does not coincide with the beginning of the fiscal year. It is effective as of the first interim or annual reporting period that begins after June 15, 2005. The cumulative effect of the initial application of this Statement, if any, is to be recognized as of the effective date. Upon adoption, we will be required to reclassify excess tax benefits, as defined in the Statement, from stock option exercises from Cash flows from operating activities to Cash flows from financing activities in the Consolidated Statement of Cash Flows.

     Effective April 21, 2005, the Securities and Exchange Commission (SEC) issued an Amendment to Rule 4-01(a) of Regulation S-X regarding the compliance date for SFAS 123R. Under the amendment, registrants are required to file financial statements that comply with SFAS 123R the first quarter of the first fiscal year beginning after June 15, 2005. We intend to comply with SFAS No. 123R effective January 1, 2006. We expect that under the modified prospective method of adoption, during 2006 we will be required to record additional compensation expense of approximately $5.6 million for unvested awards that were outstanding as of March 31, 2005. We also expect that compensation expense will be required to be recorded for future awards of share-based payments, including employee stock purchases under our Employee Stock Purchase Plan, if not amended prior to adoption.

Liquidity and Capital Resources

     Working capital was $993.3 million at March 31, 2005, compared to $943.2 million at December 31, 2004. Cash and cash equivalents were $337.7 million at March 31, 2005, compared to $392.0 million at December 31, 2004. Short-term marketable securities were $71.7 million at March 31, 2005, compared to $6.1 million at December 31, 2004. In the accompanying consolidated statements of cash flows for the three months ended March 31, 2004, we reclassified from cash and cash equivalents to marketable securities $311.8 million as of March 31, 2004, and $12.6 million as of December 31, 2003.

     Net cash of $16.9 million was provided by operating activities during the first three months of 2005 compared to $8.4 million during the same period of the prior year. The increase was primarily the result of decreases in accounts receivable due to improved collections partially offset by increased payments of income taxes.

     Net cash of $84.1 million was used by investing activities during the first three months of 2005 compared to $322.2 million during the same period of the prior year. Our capital expenditures were $18.5 million compared to $32.5 million during the same period of the prior year. Our net purchases of marketable securities were $226.4 million lower than in the first quarter of 2004 due to additional funds being available in 2004 from our issuance of $400.0 million of 1.5% Notes.

     On February 15, 2005, we entered into an agreement to acquire PSI Holdings, Inc., the parent company of Phoenix Scientific, Inc., a generic veterinary pharmaceutical manufacturing company. The closing of the acquisition transaction is subject to certain customary conditions and is expected to occur during the second quarter of 2005. Under the terms of the agreement, we will pay a combination of $75.0 million in common stock and $196.9 million in cash. Phoenix currently has outstanding $150.0 million of senior secured notes, bearing interest at 11.5%, which mature on October 1, 2009. The effective interest rate on these notes is 13.4%. Following the closing of the transaction, Phoenix will be required to offer to repurchase these notes at 101% of the principal amount plus accrued and unpaid interest through the payment date. We may cause Phoenix to redeem or refinance the notes immediately prior to closing of the transaction. Under the terms of the indenture governing the notes, Phoenix will be required to pay a premium for redemption of these notes based upon the date of redemption. If the notes are redeemed prior to October 2, 2005, the redemption price will be 109.2% of the principal amount plus accrued and unpaid interest through the payment date. We plan to acquire Phoenix to expand our growth in our existing veterinary operations.

     Net cash of $18.6 million was provided by financing activities during the first three months of 2005 compared to $411.3 million provided by financing activities during the same period of the prior year. The decrease in cash provided by financing activities was primarily due to $400.0 million of 1.5% Notes that we issued on March 3, 2004.

     On February 23, 2005, we completed an exchange offer in which we exchanged each $1,000 principal amount of our 1.5% convertible senior notes (Old 1.5% Notes) for $1,000 principal amount of 1.5% convertible senior notes (New 1.5% Notes) and a one-time cash payment equal to $2.50 per $1,000 principal amount of such Old 1.5% Notes. The New 1.5% Notes are substantially identical to the Old 1.5% Notes, including as to convertibility, except that the New 1.5% Notes contain a “net share settlement” feature under which we committed to pay up to the principal amount of the New 1.5% Notes in cash upon conversion. As a result, we believe we will be able to account for the New 1.5% Notes under the “treasury stock” method, which is generally expected to be less dilutive to earnings per share than the “if- converted” method prescribed by Emerging Issues Task Force (EITF) Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share. We accepted $399.0 million of our Old 1.5% Notes in the exchange offer and, as a result, only $1.0 million principal amount of the Old 1.5% Notes currently remain outstanding.

     On May 9, 2005, we issued $350.0 million of our 1.5% convertible senior notes due 2025 (1.5% Notes) to qualified institutional buyers. After expenses, we received net proceeds of approximately $341.7 million. Under certain circumstances, the 1.5% Notes due 2025 are convertible into cash and, if applicable, shares of our common stock based on an initial conversion rate, subject to adjustment, of 44.0009 shares of our common stock per $1,000 of principal amount of the 1.5% Notes due 2025. This ratio results in an initial conversion price of approximately $22.73 per share. Holders may be entitled to an adjustment to the applicable conversion rate if they elect to convert their notes in connection with the occurrence of certain fundamental changes that occur prior to May 15, 2012. We may redeem the 1.5% Notes due 2025 on or after May 15, 2012. Beginning with the six-month period commencing on May 15, 2012, in addition to the stated interest of 1.5%, we will pay contingent interest of 0.25% of the market value of the 1.5% Notes due 2025 if, during specified testing periods, the average trading price of the 1.5% Notes due 2025 is 120% or more of the principal value. In addition, holders of the 1.5% Notes due 2025 may require us to repurchase the notes at 100% of the principal amount on each of May 15, 2012, 2015, and 2020, and upon certain events. Holders of the notes may also require us to repurchase their notes upon the occurrence of certain specified corporate transactions. We intend to use the net proceeds for general corporate purposes, including the acquisition of Phoenix discussed above.

     As of March 31, 2005, we had approximately $17.2 million of non-cancelable raw material purchase obligations. A substantial portion of this material is for use in production of our gabapentin products. As indicated in Note 13, Commitments and Contingencies – Patent Litigation, in the notes to unaudited interim consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, in the event the court determines that we infringed a valid patent of Warner-Lambert’s in our sales of gabapentin, we could be prevented from further sales of gabapentin until the patent expires.

     We plan to spend substantial amounts of capital in 2005 to continue the research and development of pharmaceutical products. Although research and development expenditures are expected to be between $130 million and $140 million during 2005, actual expenditures will depend on, among other things, the outcome of clinical testing or products under development, the timing and impact of patent challenges and litigation, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity. In addition, we plan to spend between $75 million and $100 million in 2005 to acquire, improve and expand our pharmaceutical and other related facilities. We plan to fund these expenditures primarily from internally generated funds.

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

Income Taxes

     We recognized an $11.3 million tax provision for the three months ended March 31, 2005, of which $1.6 million related to foreign operations. The tax provision for the three months ended March 31, 2005, was determined using our estimated annual effective tax rate, which was less than the United States statutory rate primarily due to lower tax rates applicable to most of our operations outside of the United States. Payment of the current tax provision for the year ending December 31, 2005, will be reduced by $7.6 million for domestic operations and $0.6 million for foreign operations, representing the incremental impact of compensation expense deductions associated with non-qualified stock options exercised during the first three months of 2005. As of March 31, 2005, domestic net deferred tax assets totaled $93.6 million and aggregate foreign net deferred tax assets totaled $27.1 million. Realization of the net deferred tax assets is dependent upon generating sufficient future domestic and foreign taxable income. Although realization is not assured, we believe it is more likely than not that the net deferred tax assets will be realized. Our estimates of future taxable income are subject to revision due to, among other things, regulatory and competitive factors affecting the pharmaceutical industries in the markets in which we operate. Such factors are further discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Application of Critical Accounting Policies

     Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2004, which were prepared in accordance with accounting principles generally accepted in the United States of America. Included within these policies are certain policies which contain critical accounting estimates and, therefore, have been deemed to be “critical accounting policies.” Critical accounting estimates are those which require management to make assumptions about matters that were uncertain at the time the estimate was made and for which the use of different estimates, which reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur from period to period, could have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. We have identified the following to be our critical accounting policies, estimates or assumptions: the determination of revenue provisions; our expectation that pre-launch inventories will be approved and/or be launched in the near future; the determination of impairment of goodwill and intangibles; the amount of tax benefit to be received from the merger of two of our Chilean subsidiaries and the impact of existing legal matters.

     Revenue Provisions

     Revenue is recognized when title to our products and the risks and rewards of ownership pass to our customers and when provisions for revenue dilution estimates, including chargebacks, returns, shelf stock adjustments, discounts, promotional allowances, rebates, reimbursements relating to Medicaid and Medicare and other allowances are reasonably determinable. No material revisions were made to the methodology used in determining these provisions during the three months ended March 31, 2005. Accruals for these provisions are presented in the Consolidated Financial Statements as reductions to “Accounts receivable” and within “Other current liabilities.” Accounts receivable are presented net of allowances relating to these provisions, which were $129.3 million at March 31, 2005, and $147.3 million at December 31, 2004. In addition, other current liabilities include $118.1 million at March 31, 2005, and $127.2 million at December 31, 2004, for revenue dilution estimates.

     Pre-launch Inventories

     As of March 31, 2005, we had approximately $25.3 million of inventories, primarily raw materials, related to certain products pending final approval and/or satisfactory resolution of litigation. Approximately 86% of our pre-launch inventories represents inventories for which the brand product’s patent protection has expired and we are awaiting regulatory approval to sell our generic equivalent. During the three months ended March 31, 2005, we reclassified $17.1 million of pre-launch inventory to long-term assets, which is classified as a deposit since the inventory is not expected to be saleable in the next year, but the vendor has an obligation to refresh the inventory if it is expired when we are ready to launch. Depending upon the outcome of patent litigation, we may not be able to launch the product until 2011. This amount will be tested for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.

     Impairment of Goodwill and Intangibles

     As of March 31, 2005, we determined through our estimates that no impairment of goodwill or intangible assets existed. We are continuing to monitor the intangibles related to our operations in France as competition in the generic pharmaceutical environment in this region remains strong and we continue to incur operating losses. Additionally, we are monitoring our Nasarel intangible asset as patents related to competitive brand products expire, new generic products are introduced and products are transitioned to over-the-counter, all of which could have an adverse impact on revenues and gross profit related to this product. We will continue to assess the carrying value of our goodwill and intangible assets in accordance with applicable accounting guidance.

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

     Legal Matters

     Legal charges are recorded for the costs anticipated to be incurred in connection with litigation and claims against us when we can reasonably estimate these costs. We intend to vigorously defend each of the lawsuits described in Note 13, Commitments and Contingencies, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2004, and in the Notes to Consolidated Financial Statements included in this Form 10-Q, but their respective outcomes cannot be predicted. Because of the inherent subjectivity involved in assessing the outcome of litigation and the potential that an adverse outcome in a legal proceeding could have a material impact on our financial position or results of operations, such estimates are considered to be critical accounting estimates. Any of such lawsuits or investigations, if determined adversely to us, could have a material adverse effect on our financial position and results of operations. Our ultimate liability with respect to any of these proceedings is not presently determinable.

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

Disclosure Regarding Forward-Looking Statements

     We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from any forward-looking statement which may have been deemed to have been made in this report or which are otherwise made by us or on our behalf. For this purpose any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” “continue” or “pursue,” or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Forward-looking statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among other things:

•	that a significant portion of net sales are made to major pharmaceutical and health care products distributors and major retail chains in the United States. Consequently, net sales and quarterly growth comparisons may be affected by fluctuations in the buying patterns of major distributors, retail chains and other trade buyers. These fluctuations may result from seasonality, pricing, wholesaler buying decisions or other factors;

•	that we may experience increased pricing pressures both in the United States and abroad from managed care organizations, institutions and government agencies and programs. In the United States, among other developments, consolidation among customers may increase pricing pressures and may result in various customers having greater influence over prescription decisions through formulary decisions and other policies;

•	the outcome and timing of legal and regulatory proceedings, particularly those related to Hatch-Waxman Act exclusivity and patent infringement cases;

•	our ability to reduce our backlog and manufacture, obtain and maintain a sufficient supply of products to meet market demand, retain our customers and meet contractual deadlines and terms;

•	that we may increase sales and marketing costs and research spending above current levels;

•	our ability to obtain and maintain FDA approval of our manufacturing facilities, the failure of which could result in production stoppage or delays;

•	the outcome and timing of any pending or future litigation or investigation (including patent litigation, AWP investigations, and the United Kingdom National Health Service claims), and the cost, expenses and possible diversion of management’s time and attention arising from such litigation or investigation;

•	difficulties in product development and uncertainties related to the timing or outcome of product development;

•	the availability on commercially reasonable terms of raw materials and other third-party sourced products;

•	our dependence on sole or limited source suppliers and the risk associated with a production interruption or shipment delays at such suppliers;

•	our ability to replace or renew license fees, royalties and development service fees as the related agreements expire or are terminated;

•	our ability to renew contracts with customers;

•	that many of the major pharmaceutical distributors have experienced downturns and financial constraints which could impact both our sales and the collectibility of our receivables and cause greater consolidation among our customers;

•	difficulties in complying with governmental regulations;

•	difficulties or delays in manufacturing products;

•	efficacy or safety concerns with respect to marketed products, whether or not scientifically justified, leading to recalls, withdrawals or declining sales;

•	our ability to obtain approval from the FDA to market new pharmaceutical products;

•	the acceptance of new products by the medical community as effective as alternative forms of treatment for indicated conditions;

•	the impact of new regulations or court decisions or actions by our competitors regarding the protection of patents and the exclusivity period for the marketing of branded drugs;

•	our ability to use inventory and raw materials in the manner initially intended or to find alternative uses, to the extent the inventory and raw materials relate to products pending final approval or satisfactory resolution of litigation, if such approval or resolution is not obtained;

•	the impact of the adoption of certain accounting standards;

•	our success in acquiring or licensing proprietary technologies that are necessary for our product development activities;

•	the impact of political and economic instability in the countries in which we operate, particularly Venezuela and other Latin American countries;

•	our successful compliance with extensive, costly, complex and evolving governmental regulations and restrictions;

•	the use of estimates in the preparation of our financial statements and the possibility that those assumptions may prove to be incorrect, incomplete or may change;

•	our reliance on third-party data for many of our significant estimates;

•	our ability to continue to document, maintain and test the effectiveness of our internal control systems and procedures and implement any improvements that may be necessary in order for us to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002;

•	our ability to identify potential acquisitions and to successfully acquire and integrate such operations or products;

•	our ability to successfully compete in both the branded and generic pharmaceutical sectors;

•	trade buying patterns;

•	trends toward managed care and health care cost containment;

•	possible United States legislation or regulatory action affecting, among other things, pharmaceutical pricing and reimbursement, including Medicaid and Medicare;

•	interest rate and foreign currency exchange rate fluctuation; and

•	other risks and uncertainties detailed herein and from time to time in our Securities and Exchange Commission filings.

     The information in this Form 10-Q is as of March 31, 2005, or, where clearly indicated, as of the date of this filing. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. We also may make additional disclosures in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we may file from time to time with the Securities and Exchange Commission. Please also note that we provide a cautionary discussion of risks and uncertainties under the section entitled Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2004. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here could also adversely affect us.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

     In the normal course of doing business we are exposed to the risks associated with foreign currency exchange rates and changes in interest rates.

     Foreign Currency Exchange Rate Risk – Although we do not speculate in the foreign exchange market, we may from time to time manage exposures that arise in the normal course of business related to fluctuations in foreign currency exchange rates by entering into offsetting positions through the use of foreign exchange forward contracts. Certain firmly committed transactions are hedged with foreign exchange forward contracts. As exchange rates change, gains and losses on the exposed transactions are partially offset by gains and losses related to the hedging contracts. Both the exposed transactions and the hedging contracts are translated at current spot rates, with gains and losses included in earnings.

     Our derivative activities, which primarily consist of foreign exchange forward contracts, are initiated primarily to hedge forecasted cash flows that are exposed to foreign currency risk. The foreign exchange forward contracts generally require us to exchange local currencies for foreign currencies based on pre-established exchange rates at the contracts’ maturity dates. As exchange rates change, gains and losses on these contracts are generated based on the change in the exchange rates that are recognized in the consolidated statement of operations at maturity, and offset the impact of the change in exchange rates on the foreign currency cash flows that are hedged. If the counterparties to the exchange contracts do not fulfill their obligations to deliver the contracted currencies, we could be at risk for currency related fluctuations. We enter into these contracts with counterparties that we believe to be creditworthy and do not enter into any leveraged derivative transactions. As of March 31, 2005, we had $32.4 million in foreign exchange forward contracts outstanding, primarily to hedge Euro-based operating cash flows against Pounds Sterling. If Pounds Sterling were to strengthen by 5% in relation to the Euro, our hedged foreign currency cash-flows expense would increase by $1.6 million, offset by a gain of $1.6 million on the derivative contracts, with a net effect of zero.

     Interest Rate Risk – Our only material debt obligations relate to the 4.5% Notes, which bear a fixed rate of interest, the Old 1.5% Notes and the New 1.5% Notes, which generally bear a fixed rate of interest unless, after March 1, 2011, certain conditions are met, the 1.875% Notes, which generally bear a fixed rate of interest unless, after December 15, 2010, certain conditions are met (see discussion of the Old 1.5% Notes, the New 1.5% Notes, and 1.875% Notes under Liquidity and Capital Resources in our Annual Report on Form 10-K for the year ended December 31, 2004), our 1.5% Notes due 2025, which generally bear a fixed rate of interest unless, after May 15, 2012, certain conditions are met and the amounts we owe for the purchase of QVAR® and other respiratory products, which carry no stated interest rate. We believe that our exposure to market risk relating to interest rate risk is not material.

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

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

     The following supplements and amends the discussion set forth under Item 3 – “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2004.

     Terazosin Litigation

     On April 19, 2005, the Court entered an Order and Final Judgment specifically providing, inter alia, that IPI’s settlement with the direct purchasers is reaffirmed and remains in full force and effect.

     Fen-Phen Litigation

     IPI has been named in approximately 5,546 cases and has been dismissed from approximately 5,227 of these cases, with additional dismissals pending.

     Average Wholesale Price Litigation

     On March 28, 2005, the Company was served with a complaint filed by the New York County of Erie in a case styled County of Erie (NY) v. Abbott Laboratories, et. al., Case No. I2005-2439 filed with the Supreme Court of the State of New York. The complaint and the allegations against IVAX and IPI and other pharmaceutical companies are similar to those claims asserted by the County of Suffolk and other New York counties. On April 15, 2005, the defendants collectively removed the case to New York Federal Court asserting diversity and misjoinder of defendants and are further seeking to have this action transferred to the MDL pending in Boston, Massachusetts.

     With respect to the proceedings in the Commonwealth of Massachusetts v. Mylan Laboratories, et al., on April 5, 2005, the Court dismissed the complaint for failure to plead with specificity the allegations of false and fraudulent representations. The Commonwealth of Massachusetts has indicated an intention to file an amended complaint.

     With respect to the action styled State of Alabama v. Abbott Laboratories, Inc., et al., on April 13, 2005, the State of Alabama filed a First Amended Complaint.

     On April 6, 2005, the Company learned that the State of Florida filed an action against the Company and IPI in a case styled State of Florida v. Alpharma, Inc., et al., Case Nos. 98-3032F and 03-CA1165A pending in the Second Judicial Circuit in and for Leon County, Florida. The complaint claims that the defendants made false and fraudulent statements, representations and claims regarding the pricing of certain pharmaceuticals which allegedly resulted in the State of Florida overpaying for such pharmaceuticals for the period of July 1, 1994 to the present. The allegations are similar to those referenced in the previously reported state actions. The Company and IPI have not been served with this complaint.

     United Kingdom Serious Fraud Office Investigation and Related Litigation

     On January 13, 2005, Norton Healthcare Limited and Norton Pharmaceuticals Limited were advised by the Scottish Ministers and Healthcare Trusts that they were considering whether to commence claims against, inter-alia, Norton and other pharmaceuticals companies for alleged anti-competitive practices arising out of the pricing and supply of warfarin, penicillin based antibiotics and ranitidine. These claims stem from the same conduct alleged by the United Kingdom Serious Fraud Office and The Secretary of State of Health, et al., in the above disclosed matters. The letters assert that the damages which would be payable, should liability be established, are 3,289,767 Pounds Sterling (approximately $6,219,305 at the March 31, 2005, currency exchange rate) related to warfarin, 3,296,800 Pounds Sterling (approximately $6,232,600 at the March 31, 2005, currency exchange rate) related to antibiotics and 13,485,428 Pounds Sterling (approximately $25,494,202 at the March 31, 2005, currency exchange rate) related to ranitidine.

     Commercial Matters

     With respect to the action purportedly in the name of the United States government, styled United States of America, ex. rel, Paul King v. Alcon Laboratories, Inc., et al., on January 4, 2005, the District Court entered an order dismissing the Second Amended Complaint with prejudice and entered judgement in favor of all the named defendants. The plaintiff did not appeal and the time for filing the notice of appeal has expired.

Item 6 - Exhibits

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

IVAX Corporation

Date: May 10, 2005	By:	/s/ Thomas E. Beier

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