Form 10-Q
period 2005-06-30
IVAX CORP
filed 2005-08-05
CIK 772197

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
268,916,614 shares of Common Stock, $.10 par value, outstanding as of July 29, 2005.

IVAX CORPORATION

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements
IVAX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$241,170	$391,988
Marketable securities	197,441	6,058
Accounts receivable, net of allowance for doubtful accounts of $17,862 in 2005 and $19,212 in 2004	448,904	392,418
Inventories	556,350	524,644
Other current assets	207,270	206,535

Total current assets	1,651,135	1,521,643

Property, plant and equipment, net	608,037	604,647
Goodwill, net	1,002,263	682,778
Intangible assets, net	339,392	336,594
Other assets	78,105	66,357

Total assets	$3,678,932	$3,212,019

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$206,794	$177,537
Current portion of long-term debt	35,660	60,145
Loans payable	7,937	18,825
Accrued income taxes payable	2,766	34,125
Accrued expenses and other current liabilities	327,885	287,789

Total current liabilities	581,042	578,421

Long-term debt, net of current portion	1,394,312	1,057,843
Other long-term liabilities	97,493	72,855
Minority interest	12,839	12,571

Shareholders’ equity:
Common stock, $0.10 par value, authorized 546,875 shares, issued and outstanding 268,665 shares in 2005 and 260,531 shares in 2004	26,866	26,053
Capital in excess of par value	689,512	571,143
Retained earnings	967,610	888,503
Accumulated other comprehensive (loss) income	(90,742)	4,630

Total shareholders’ equity	1,593,246	1,490,329

Total liabilities and shareholders’ equity	$3,678,932	$3,212,019

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months		Six Months
Period Ended June 30,	2005	2004	2005	2004
(In thousands, except per share data)
Net revenues	$577,293	$463,962	$1,068,884	$889,153
Cost of sales (excludes amortization, which is presented below)	340,544	239,408	629,373	465,193

Gross profit	236,749	224,554	439,511	423,960

Operating expenses:
Selling	83,049	66,496	158,371	127,867
General and administrative	46,512	43,599	83,398	80,105
Research and development	35,887	38,662	69,608	71,012
Amortization of intangible assets	7,083	5,432	13,829	10,937
Restructuring costs (reversal)	1,591	(36)	3,139	597

Total operating expenses	174,122	154,153	328,345	290,518

Operating income	62,627	70,401	111,166	133,442
Other income (expense):
Interest income	3,732	1,193	6,320	2,285
Interest expense	(9,284)	(19,385)	(18,233)	(31,130)
Other income, net	8,074	6,013	10,835	6,351

Total other income (expense)	2,522	(12,179)	(1,078)	(22,494)

Income before income taxes and minority interest	65,149	58,222	110,088	110,948
Provision for income taxes	19,363	10,071	30,712	20,452

Income before minority interest	45,786	48,151	79,376	90,496
Minority interest	(225)	(53)	(269)	(57)

Net income	$45,561	$48,098	$79,107	$90,439

Earnings per common share:
Basic	$0.17	$0.19	$0.30	$0.37

Diluted	$0.17	$0.18	$0.29	$0.35

Weighted average number of common shares outstanding:
Basic	266,009	247,835	263,564	247,089

Diluted	270,744	268,726	272,955	262,988

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
(In thousands)

					Accumulated
	Common Stock		Capital in		Other
	Number of		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Income (Loss)	Total
BALANCE, January 1, 2005	260,531	$26,053	$571,143	$888,503	$4,630	$1,490,329
Comprehensive loss:
Net income	—	—	—	79,107	—	79,107
Translation adjustment	—	—	—	—	(99,386)	(99,386)
Unrealized net gain on available-for-sale equity securities and derivatives, net of tax	—	—	—	—	4,014	4,014

Comprehensive loss						(16,265)
Exercise of stock options	4,243	424	31,412	—	—	31,836
Tax benefit of option exercises	—	—	15,834	—	—	15,834
Employee stock purchases	58	6	764	—	—	770
Repurchase and retirement of common stock	(226)	(23)	(4,643)	—	—	(4,666)
Shares issued in acquisition	4,059	406	74,760	—	—	75,166
Value of stock options issued to non-employees	—	—	242	—	—	242

BALANCE, June 30, 2005	268,665	$26,866	$689,512	$967,610	$(90,742)	$1,593,246

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months Ended June 30,	2005	2004
(In thousands)
Cash flows from operating activities:
Net income	$79,107	$90,439
Adjustments to reconcile net income to net cash flows from operating activities:
Restructuring costs	3,139	597
Depreciation and amortization	52,315	43,857
Deferred tax provision (benefit)	7,982	(15,777)
Tax effect of stock options exercised	12,969	3,774
Value of stock options issued to non-employees	242	—
(Credit) provision for doubtful accounts	(107)	1,202
Provision for inventory obsolescence	24,465	22,346
Interest accretion on notes receivable and payable, net	861	1,219
Minority interest in earnings	269	57
Equity in earnings of unconsolidated affiliates	(59)	(1,541)
Gains on sale of marketable securities	(56)	(31)
Gains on sale of product rights	(6,440)	(6,168)
Losses on sale of assets, net	738	266
(Gain) loss on extinguishment of debt	(362)	8,472
Changes in operating assets and liabilities:
Accounts receivable	(65,613)	(138,604)
Inventories	(37,352)	(61,342)
Other current assets	531	9,738
Other assets	(23,872)	802
Accounts payable, accrued expenses and other current liabilities	30,237	7,615
Other long-term liabilities	15,216	7,223

Net cash flows from operating activities	94,210	(25,856)

Cash flows from investing activities:
Proceeds from sale of product rights	6,440	6,168
Capital expenditures	(41,852)	(52,607)
Proceeds from sale of assets	1,319	504
Acquisitions of intangible assets	(5,691)	(1,150)
Acquisitions of businesses, net of cash acquired	(195,906)	(7,717)
Investment in affiliates	(600)	(667)
Purchases of marketable securities	(864,714)	(814,132)
Proceeds from sales of marketable securities	694,800	800,917
Net proceeds from discontinued operations	5,000	5,500

Net cash flows from investing activities	(401,204)	(63,184)

Cash flows from financing activities:
Borrowings on long-term debt and loans payable	344,481	418,924
Payments on long-term debt and loans payable	(191,766)	(302,641)
Payment of debt redemption premium	(13,800)	(5,868)
Exercise of stock options and employee stock purchases	30,803	11,278

Net cash flows from financing activities	169,718	121,693

Effect of exchange rate changes on cash and cash equivalents	(13,542)	(7,580)

Net (decrease) increase in cash and cash equivalents	(150,818)	25,073
Cash and cash equivalents at the beginning of the period	391,988	134,270

Cash and cash equivalents at the end of the period	$241,170	$159,343

Supplemental disclosures:
Interest paid	$16,995	$25,771

Income tax payments	$34,876	$25,548

Income tax refunds	$10,610	$6,520

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share data)
(1) General:
     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and notes required by accounting principles generally accepted in the United States for complete financial statements. However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the results of operations, financial position and cash flows have been made. The results of operations and cash flows for the six months ended June 30, 2005, are not necessarily indicative of the results of operations and cash flows that may be reported for the remainder of 2005 or for future periods. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2004. For purposes of these financial statements, North America includes the United States and Canada. Mexico is included within Latin America and Corporate and other includes our veterinary subsidiaries. Certain amounts presented in the accompanying consolidated financial statements for the prior period have been reclassified to conform to the current year presentation. In the accompanying consolidated statements of cash flow for the six months ended on June 30, 2004, we reclassified from cash and cash equivalents to marketable securities $343,505 as of June 30, 2004, and $12,600 as of December 31, 2003.
(2) Earnings Per Share:
     A reconciliation of the numerator and denominator of the basic and diluted earnings per share computation is as follows:

	Three Months		Six Months
Period Ended June 30,	2005	2004	2005	2004
Numerator:
Net income	$45,561	$48,098	$79,107	$90,439
Interest expense on 1.5% contingently convertible debt, net of tax	3	1,034	696	1,353

Adjusted net income	$45,564	$49,132	$79,803	$91,792

Denominator:
Basic weighted average number of shares outstanding	266,009	247,835	263,564	247,089
Effect of dilutive securities – stock options and warrants	4,693	5,961	4,431	6,136
Conversion equivalent of 1.5% contingently convertible debt	42	14,930	4,960	9,763

Diluted weighted average number of shares outstanding	270,744	268,726	272,955	262,988

Not included in the calculation of diluted earnings per share because their impact is antidilutive:
Stock options outstanding	5,638	5,983	11,874	5,874
Convertible debt	8,861	16,664	8,861	16,664

(3) Stock-Based Compensation Plans:
     As permissible under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, we account for all stock-based compensation arrangements using the intrinsic value method prescribed by Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, as interpreted by Financial Accounting Standards Board (FASB) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, and disclose pro forma net earnings and earnings per share amounts as if the fair value method had been adopted. Accordingly, no compensation cost is recognized for stock option awards granted to employees at or above market value. See Note 13, Recently Issued Accounting Standards, for a discussion of SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R).
     Our pro forma net income, pro forma net income per common share and pro forma weighted average fair value of options granted, with related assumptions, assuming we had adopted the fair value method of accounting for all stock-based compensation arrangements consistent with the provisions of SFAS No. 123, using the Black-Scholes option pricing model are indicated below:

	Three Months		Six Months
Period Ended June 30,	2005	2004	2005	2004
Net income as reported	$45,561	$48,098	$79,107	$90,439
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	3,244	6,084	6,306	12,228

Pro forma net income	$42,317	$42,014	72,801	$78,211
Basic net income per share as reported	0.17	0.19	0.30	0.37
Pro forma basic net income per share	0.16	0.17	0.28	0.32
Diluted net income per share as reported	0.17	0.18	0.29	0.35
Pro forma diluted net income per share	0.16	0.16	0.27	0.30
Weighted average fair value of options issued	$6.22	$7.17	$4.84	$8.41
Expected life (years)	4.7	5.1	4.7	5.1
Risk-free interest rate	3.87-3.9%	3.3-4.6%	3.8-4.4%	3.1-4.6%
Expected volatility	25%	26%	25%	26%
Dividend yield	0%	0%	0%	0%
     Valuations are based on highly subjective assumptions about the future, including stock price volatility and exercise patterns. During the fourth quarter of 2004, it was determined that our stock option expense valuations did not include the impact of forfeitures in the report of the fair value of compensation expense. Accordingly, the amount of total stock-based employee compensation expense determined under the fair value based method previously reported for the three months ended June 30, 2004, was reduced by $1,997 and for the six months ended June 30, 2004, was reduced by $3,793 to reflect the impact of forfeitures.

(4) Revenues and Cost of Sales:
     Revenues and the related cost of sales are recognized when title to our products and the risks and rewards of ownership pass to our customers and when provisions for revenue dilution items, including chargebacks, returns, shelf stock adjustments, discounts, promotional allowances, rebates, reimbursements relating to Medicaid and Medicare and other allowances are reasonably determinable. No material revisions were made to the methodology used in determining these provisions during the six months ended June 30, 2005. The reserve balances related to these provisions are included in the following balance sheet accounts:

	June 30,	December 31,
	2005	2004
Accounts receivable	$169,647	$147,330
Accrued expenses	132,836	127,240

Total sales returns and allowances reserves	$302,483	$274,570

(5) Inventories:
     Inventories consist of the following:

	June 30,	December 31,
	2005	2004
Raw materials	$208,031	$194,183
Work-in-process	80,793	81,202
Finished goods	267,526	249,259

Total inventories	$556,350	$524,644

     As of June 30, 2005, we had approximately $28,569 in inventories, primarily raw materials, relating to products pending launch while we await receipt of final FDA or foreign governmental marketing approval and/or satisfactory resolution of patent infringement litigation. Approximately 86% of our pre-launch inventories represents inventories for which the brand product’s patent protection has expired and we are awaiting regulatory approval to sell our generic equivalent. During the first quarter of 2005, we reclassified $17,147 of pre-launch inventory to long-term assets, which is classified as a deposit since the inventory is not expected to be saleable in the next year, but the vendor has an obligation to refresh the inventory if it is expired when we are ready to launch. Depending upon the outcome of patent litigation, we may not be able to launch the product until 2011. This amount will be tested for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.

(6) Acquisition:
     On May 11, 2005, we completed our acquisition of PSI Holdings, Inc., the parent company of Phoenix Scientific, Inc. (Phoenix), a generic veterinary pharmaceutical manufacturing company by purchasing the outstanding securities of PSI Holdings, Inc., for 4,059 shares of our common stock, valued at $75,166 and $196,742 in cash. The total purchase price, including acquisition cost of $1,232 less cash acquired of $2,068, was $271,072. Phoenix manufactures and develops veterinary pharmaceutical products for the animal healthcare industry throughout the United States. We acquired Phoenix to integrate our existing veterinary operations with Phoenix to form IVX Animal Health, Inc. and to expand our veterinary operations. Prior to acquisition, Phoenix had outstanding $150,000 of senior secured notes, bearing interest at 11.5%, with a maturity date of October 1, 2009. The effective interest rate on these notes was 13.4%. Prior to the close of the acquisition, Phoenix called the notes for redemption. Under the terms of the indenture governing the notes, Phoenix was required to pay a premium for redemption of these notes based upon the date of redemption. As the notes were being redeemed prior to October 2, 2005, the redemption price was 109.2%. On May 16, 2005, the 11.5% senior secured notes were redeemed at the principal amount, plus the redemption premium of $13,800, which was accrued in the opening balance sheet, and accrued interest of $2,156. The preliminary allocation of the purchase price is subject to adjustment based on receipt of final information on the fair value of assets acquired and liabilities assumed, including final determination of the liability for restructuring. The operating results of Phoenix are included in the consolidated financial statements subsequent to the May 11, 2005, acquisition date.
     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition, the purchase price paid and resulting goodwill.

Current assets, excluding cash acquired	$67,717
Property, plant and equipment	28,582
Intangible assets	27,291
Other assets	250

Total assets acquired	123,840

Current liabilities	25,742
Long-term debt	176,085

Total liabilities assumed	201,827

Net assets acquired	$(77,987)

Purchase price:
Cash paid, net of cash acquired	$194,674
Acquisition costs	1,232
Fair market value of stock issued	75,166

Total	$271,072

Goodwill	$349,059

     Phoenix’ results of operations prior to the acquisition were not significant in relation to our consolidated results of operations.

(7) Intangible Assets:
     Intangible assets consist of the following:

	June 30, 2005		December 31, 2004
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Patents and related licenses	$78,430	$55,152	$76,867	$55,494
Trademarks	147,082	33,317	146,107	30,042
Licenses and other intangibles	249,183	79,523	217,799	45,589

Total	$474,695	$167,992	$440,773	$131,125

Unamortized intangible assets:
Trademarks and product registrations	$32,689		$26,946

     During the first quarter of 2005, we reclassified our product registration intangible assets in one Latin American country with a recorded book value of $3,317 from indefinite-lived to definite-lived due to a change in regulatory requirements. These intangible assets are now being amortized over their five-year estimated remaining useful lives. Intangible assets amortization expense is estimated to be $13,207 for the remainder of 2005, $26,445 in 2006, $28,376 in 2007, $26,672 in 2008 and $26,613 in 2009.
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

     During the second quarter of 2005, we repurchased $15,000 of the New 1.5% Notes due in 2024 for $14,312, plus accrued interest of $43, and wrote off debt issuance costs of $326, resulting in a gain on extinguishment of debt of $362.
     On May 9, 2005, we issued $350,000 of our 1.5% convertible senior notes due 2025 (1.5% Notes) to certain qualified institutional buyers. After expenses, we received net proceeds of approximately $341,690. A portion of the net proceeds from this offering were used to acquire Phoenix, as discussed under Note 6, Acquisition, and the remaining net proceeds will be used for general corporate purposes. Under certain circumstances, the 1.5% Notes are convertible into cash and, if applicable, shares of our common stock based on an initial conversion rate, subject to adjustment, of 44.0009 shares of our common stock per $1,000 of principal amount. This ratio results in an initial conversion price of approximately $22.73 per share. Upon the occurrence of certain fundamental changes, holders may be entitled to an adjustment to the applicable conversion rate if they elect to convert their notes within a certain period of time following the occurrence of the fundamental change. We may redeem the 1.5% Notes on or after May 15, 2012. Beginning with the six-month period commencing on May 15, 2012, in addition to the stated interest of 1.5%, we will pay contingent interest of 0.25% of the market value of the 1.5% Notes if, during specified testing periods, the average trading price of the 1.5% Notes is 120% or more of the principal value. In addition, holders of the 1.5% Notes may require us to repurchase the notes at 100% of the principal amount on each of May 15, 2012, 2015, and 2020, and upon certain events.
     The 1.5% Notes can be converted prior to the stated maturity under the following circumstances:
•	during any fiscal quarter (beginning with the quarter ended September 30, 2005) if the closing sale price of our common stock for at least 20 consecutive trading days in the 30 consecutive trading day period ending on the last trading day of the immediately preceding fiscal quarter exceeds 120% of the conversion price on that 30th trading day;

•	during any five consecutive trading day period immediately following any five consecutive trading day period (Note Measurement Period) in which the average market price for the notes during that Note Measurement Period was less than 95% of the average conversion value for the notes during such period;

•	upon the occurrence of specified corporate transactions; or

•	if we have called the notes for redemption.
     The aggregate value (Net Share Conversion Value) of the cash and, if applicable, shares of our common stock per $1,000 principal amount of notes that will be received upon conversion by a holder of the notes will be equal to the product of:
•	the conversion rate then in effect; and

•	the average of the daily volume-weighted average price per share of our common stock for each of the 10 consecutive trading days beginning on the second trading day immediately following the day the notes are tendered for conversion (10-day Weighted Average Price).

     We will deliver the Net Share Conversion Value of the notes surrendered for conversion to converting holders as follows:
•	a cash amount (Principal Return) equal to the lesser of (1) the aggregate Net Share Conversion Value of the notes to be converted or (2) the aggregate principal amount of the notes to be converted; and

•	if the aggregate Net Share Conversion Value of the notes to be converted is greater than the Principal Return, an amount in whole shares equal to (1) the aggregate Conversion Value less the Principal Return and (2) a cash amount in lieu of any factional shares of our common stock.
     Shares underlying the 1.5% Notes were not included in our calculation of diluted earnings per share because our share price as of June 30, 2005, was below the conversion price. As a result, there would be no premium over the principal amount, which is paid in cash, so no shares would be issued on conversion.
     On May 16, 2005, the 11.5% senior secured notes of Phoenix were redeemed at the principal amount of $150,000, plus the redemption premium of $13,800, which was accrued in the opening balance sheet, and accrued interest of $2,156. (See Note 6, Acquisition).
(9) Income Taxes:
     The provision for income taxes consists of the following:

	Three Months		Six Months
Period Ended June 30,	2005	2004	2005	2004
Current:
Domestic	$9,939	$17,506	$11,848	$18,021
Foreign	3,344	8,573	10,882	18,208
Deferred:
Domestic	(1,513)	(9,846)	6,289	(10,995)
Foreign	7,593	(6,162)	1,693	(4,782)

Total	$19,363	$10,071	$30,712	$20,452

     The tax provision for the six months ended June 30, 2005, was determined using our estimated annual effective tax rate, which was less than the United States statutory rate primarily due to lower tax rates applicable to most of our operations outside of the United States. Payment of the current tax provision for the year ending December 31, 2005, will be reduced by $14,858 for domestic operations and $976 for foreign operations, representing the incremental impact of compensation expense deductions associated with non-qualified stock options exercised during the first six months of 2005. These amounts were credited to “Capital in excess of par value” in the accompanying consolidated balance sheets. As of June 30, 2005, a domestic net deferred tax asset of $62,376 and an aggregate foreign net deferred tax asset of $18,357 are included in “Other current assets” and “Other assets,” respectively, in the accompanying consolidated balance sheets. Realization of the net deferred tax assets is dependent upon generating sufficient future domestic and foreign taxable income. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized.

(10) Stockholders’ Equity:
     On June 14, 2005, we retired 226 shares of our common stock, valued at $4,666, that were received as payment for stock options exercised.
(11) Retirement Plans:
     The components of net periodic pension costs and our contributions paid were as follows:

	Three Months		Six Months
Period Ended June 30,	2005	2004	2005	2004
Service cost	$538	$795	$1,092	$1,149
Interest cost	275	331	558	479
Expected return on plan assets	(286)	(264)	(580)	(382)
Amortization of transition obligation	72	91	147	132

Net periodic pension cost	$599	$953	$1,217	$1,378

Employer contribution	$440	$303	$790	$657

     We expect to contribute $1,747 to the pension plan in 2005.

(12) Business Segment Information:

Revenues by Region	Three Months		Six Months
Period Ended June 30,	2005	2004	2005	2004
North America
External sales	$259,946	$225,347	$486,580	$392,728
Intersegment sales	437	2,382	1,013	4,477
Other revenues	635	602	1,313	1,092

Net revenues — North America	261,018	228,331	488,906	398,297

Europe
External sales	165,587	132,374	321,060	273,733
Intersegment sales	16,452	25,596	35,931	44,230
Other revenues	14,955	13,589	20,368	42,049

Net revenues – Europe	196,994	171,559	377,359	360,012

Latin America
External sales	97,998	75,626	184,931	149,062
Other revenues	410	388	672	794

Net revenues – Latin America	98,408	76,014	185,603	149,856

Corporate and other
External sales	35,015	13,825	48,577	25,214
Intersegment sales	(16,889)	(27,978)	(36,944)	(48,707)
Other revenues	2,747	2,211	5,383	4,481

Net revenues — Corporate and other	20,873	(11,942)	17,016	(19,012)

Consolidated net revenues	$577,293	$463,962	$1,068,884	$889,153

Profits by Region	Three Months		Six Months
Period Ended June 30,	2005	2004	2005	2004
Income before minority interest:
North America	$15,637	$30,579	$39,553	$41,175
Europe	13,716	11,286	10,563	38,215
Latin America	15,944	19,697	29,686	33,359
Corporate and other	489	(13,411)	(426)	(22,253)

Income before minority interest	45,786	48,151	79,376	90,496
Minority interest	(225)	(53)	(269)	(57)

Net income	$45,561	$48,098	$79,107	$90,439

	June 30,	December 31,
	2005	2004
Long-Lived Assets:
North America	$358,686	$352,529
Europe	615,345	678,546
Latin America	515,985	522,195
Corporate and other	525,924	117,605

Total	$2,015,940	$1,670,875

Net Revenues by Therapeutic Category and Product Type
Six Months Ended June 30,	2005	2004
Therapeutic category:
Respiratory
Proprietary and branded	$130,343	$121,605
Generic pharmaceutical	61,593	67,147

Total respiratory	191,936	188,752

Other
Proprietary and branded	219,647	205,117
Generic pharmaceutical	657,301	495,284

Total other	876,948	700,401

Total product type:
Proprietary and branded	349,990	326,722
Generic pharmaceutical	718,894	562,431

Total	$1,068,884	$889,153

     The following table displays the changes in the carrying amounts of goodwill by geographic region for the six months ended June 30, 2005:

	Balance		Foreign	Balance
	December 31,		Exchange	June 30,
	2004	Acquisition	and Other	2005
North America	$1,472	$—	$—	$1,472
Europe	249,455	—	(24,231)	225,224
Latin America	384,557	—	(5,240)	379,317
Corporate and other	47,294	349,059	(103)	396,250

Consolidated goodwill	$682,778	$349,059	$(29,574)	$1,002,263

(13) Recently Issued Accounting Standards:
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine the period specific effects or cumulative effect of the change. When it is impracticable to determine the period specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities at the beginning of the earliest period for which retrospective application is practicable and a corresponding adjustment is to be made to the opening balance of retained earnings for that period. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, it requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This Statement defines “retrospective application” as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. It also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. This Statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. It is effective for fiscal years beginning after December 15, 2005. The impact of adoption of this statement is not expected to be significant.
     In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143, which clarifies that the term “conditional asset retirement obligation” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the entity’s control. It requires recognition of a liability for the fair value of a conditional asset retirement if the fair value of the liability can be reasonably estimated, with the uncertainty about the timing and/or method of settlement factored into the measurement of the liability when sufficient information exists. It is effective for fiscal years ending after December 15, 2005. Retrospective application for interim financial information is permitted but not required. The impact of adoption is not expected to be significant.
     In December 2004, the FASB issued SFAS No. 123R, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It requires compensation costs related to share-based payment transactions to be recognized in the financial statements. It applies to all awards granted after the effective date and is not applied to awards granted in periods before the effective date, except to the extent that the prior periods’ awards are modified, repurchased or cancelled after the effective date. This Statement can be adopted under two methods, the modified prospective or the modified retrospective applications. Under the modified prospective application, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the effective date should be recognized as the requisite service is rendered on or after the effective date. The compensation cost for that portion of awards should be based on the grant-date fair value of those awards as calculated for either recognition or pro forma disclosure under SFAS No. 123. Changes to the grant-date fair value of awards granted before the effective date of this Statement are precluded. The compensation cost for those earlier awards should be attributed to periods beginning on or after the effective date of this Statement using the attribution method that was used under SFAS No. 123, except that the method of recognizing forfeitures only as they occur should be continued. Any unearned or deferred compensation related to those earlier awards should be eliminated against the appropriate equity accounts. The modified retrospective application may be applied to all prior years that SFAS No. 123 was effective or only to prior interim periods in the year of initial adoption if the effective date of SFAS No. 123R does not coincide with the beginning of the fiscal year. It is effective as of the first interim or annual reporting period that begins after June 15, 2005. The cumulative effect of the initial application of this Statement, if any, is to be recognized as of the effective date. Upon adoption, we will be required to reclassify excess tax benefits, as defined in the Statement, from stock option exercises from Cash flows from operating activities to Cash flows from financing activities in the Consolidated Statement of Cash Flows.
     Effective April 21, 2005, the Securities and Exchange Commission (SEC) issued an Amendment to Rule 4-01(a) of Regulation S-X regarding the compliance date for SFAS No. 123R. Under the amendment, registrants are required to file financial statements that comply with SFAS No. 123R the first quarter of the first fiscal year beginning after June 15, 2005. We intend to comply with SFAS No. 123R effective January 1, 2006. We expect that under the modified prospective method of adoption, during 2006 we will be required to record additional compensation expense of approximately $5,918 for unvested awards that were outstanding as of June 30, 2005. We also expect that compensation expense will be required to be recorded for future awards of share-based payments, including employee stock purchases under our Employee Stock Purchase Plan, if not amended prior to adoption.
     In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4, which requires abnormal amounts of idle facility expense, freight, handling costs, and wasted material to be recognized as current period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. It is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The impact of adoption of this statement is not expected to be significant.
(14) Commitments and Contingencies:
     Commitments – As of June 30, 2005, we had approximately $16,018 of non-cancelable raw material purchase obligations. A substantial portion of this material is for use in production of our gabapentin products. As noted below under Patent Litigation, in the event the court determines that we infringed a valid patent of Warner-Lambert in our sales of gabapentin, among other things, we could be prevented from further sales of gabapentin until the patent expires in 2011.
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
     Fen-Phen Litigation
     IPI has been named in a number of individual and class action lawsuits in both state and federal courts involving the diet drug combination of fenfluramine and phentermine, commonly known as “fen-phen.” Generally, these lawsuits seek damages for personal injury, wrongful death and loss of consortium, as well as punitive damages, under a variety of liability theories including strict products liability, breach of warranty and negligence. IPI did not manufacture either fenfluramine or phentermine, but did distribute the brand equivalent version of phentermine manufactured by Eon Labs Manufacturing, Inc. (Eon) and Camall Company. Although IPI had a very small market share, to date, IPI has been named in approximately 5,546 cases and has been dismissed from approximately 5,428 of these cases, with additional dismissals pending. IPI intends to vigorously defend all of the lawsuits, and while management believes that its defense will succeed, as with any litigation, there can be no assurance of this. Currently Eon is paying for approximately 50% of IPI’s costs in defending these suits and is fully indemnifying IPI against any damages IPI may suffer as a result of cases involving product manufactured by Eon. In the event Eon discontinues providing this defense and indemnity, IPI has its own product liability insurance. While IPI’s insurance carriers have issued reservations of rights, IPI believes that it has adequate coverage. As of September 1, 2004, claims made against us for the first time may not be afforded insurance coverage. Although it is impossible to predict with certainty the outcome of litigation, we do not believe this litigation will have a material adverse impact on our consolidated financial position or results of operations.

     Average Wholesale Price Litigation
     New York City and a number of counties in the State of New York have filed complaints against IVAX and IPI and other pharmaceutical companies alleging a scheme to overcharge for prescription drugs paid for by Medicaid, a portion of which is paid for by these New York municipalities and counties. IVAX and IPI have been named as defendants in actions filed by the County of Nassau, the County of Erie and a consolidated complaint brought by the City of New York and thirty New York Counties. In these cases, plaintiffs seek the recovery of unspecified damages, including restitution, treble and punitive damages, civil penalties, interest and attorneys fees. Other than the County of Erie case which was originally filed in the Supreme Court of the State of New York, Erie County but removed by the defendants on April 15, 2005, these actions were filed in the United States District Court for the applicable district in New York and, thereafter, were either transferred to the United States District Court for the District of Massachusetts as part of the Pharmaceutical Industry Average Wholesale Price Multi-District Litigation, MDL 1456 (MDL), or are in the process of being transferred to the MDL. The County of Suffolk vs. Abbott Laboratories, Inc. et al. action (Suffolk Action) was previously treated as the lead New York county case in the MDL. In the Suffolk Action, the court dismissed IVAX and IPI from the complaint by order dated October 26, 2004. On April 8, 2005, the Court entered a further Order dismissing the complaint with respect to the remaining defendants based upon insufficiency of the allegations. New York City and the New York counties, including Suffolk County, have refiled an amended complaint. We intend to vigorously defend ourselves in these actions.
     IVAX was named as a defendant, along with other generic drug manufacturers, in The Commonwealth of Massachusetts vs. Mylan Laboratories, et al., filed in the United States District Court for the District of Massachusetts (Massachusetts Action). The Massachusetts Action alleges that through fraudulent and deceptive schemes thirteen manufacturers of generic pharmaceuticals caused Massachusetts to overpay pharmacies. The state seeks unspecified damages, including injunctive relief, restitution, treble damages, civil penalties, interest, attorney fees and investigation and litigation costs. The case is pending before the same judge that is handling the MDL. The defendants in the Massachusetts Action moved to dismiss the complaint and by order dated February 4, 2005, the Court denied the motion in part, granted the motion in part, and deferred ruling in part. On April 5, 2005, the Court dismissed the complaint for failure to plead with specificity the allegations of false and fraudulent representations. The Commonwealth of Massachusetts filed an amended complaint and motions to dismiss that complaint are pending before the Court. We intend to vigorously defend ourself in this action.
     A number of states have filed actions against IVAX and IPI and other pharmaceutical companies alleging schemes to overcharge for prescription drugs. IVAX and IPI have been named as defendants in the following actions filed by the State of Wisconsin, the Commonwealth of Kentucky, the State of Alabama, the State of Illinois and the State of Florida. IVAX and IPI were added as defendants in State of Wisconsin vs. Abbott Laboratories, Inc., et al., Circuit Court of Dane County, Case No. 04 CV 1709 on November 1, 2004. IVAX and IPI were named as defendants in Commonwealth of Kentucky vs. Alpharma, Inc., Franklin Circuit Court, Case No. 04-CI-1487 on November 4, 2004. IVAX and IPI were named as defendants in State of Alabama vs. Abbott Laboratories, Inc., et al., Circuit Court of Montgomery County, Case No. CV-2005-219 on January 26, 2005. IVAX and IPI were named as defendants in The People of the State of Illinois vs. Abbott Laboratories, Inc., Circuit Court of Cook County, Case No. 05CH02474 on February 7, 2005 and the State of Florida v. Alpharma, et al., Second Judicial Circuit in and for Leon County, Florida, Case Nos. 98-3032F and 03-CA1165A. In each of these actions, the States seek unspecified damages, including treble and punitive damages, interest, civil penalties and attorneys fees. The

Wisconsin, Kentucky, Alabama and Illinois cases were removed to federal court on July 13, 2005, and have been identified to the Judicial Panel on Multidistrict Litigation for potential transfer to the MDL proceeding in Boston. However, Wisconsin, Kentucky, Alabama and Illinois are seeking to remand the cases to state court. Motions to dismiss the complaints are pending in these four cases. We intend to vigorously defend ourselves in these actions.
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
     United Kingdom Serious Fraud Office Investigation and Related Litigation
     In April 2002, we received notice of an investigation concerning prices charged by generic drug companies, including Norton Healthcare Limited, now trading as IVAX Pharmaceuticals UK, for penicillin-based antibiotics and warfarin sold in the United Kingdom from 1996 to 2000. This is an investigation by the Serious Fraud Office of the United Kingdom involving many of the pharmaceutical companies that sold these products in the United Kingdom during this period. According to statements by investigating agencies, the Serious Fraud Office expects to conclude its investigation and anticipates bringing charges at the earliest by Fall, 2005. There is no indication at this time regarding which companies, if any, may be charged.
     In December 2002, the Secretary of State for Health, on behalf of itself and others, filed a civil claim for damages and interest against Norton Healthcare, Norton Pharmaceuticals and other defendants alleging that certain of their actions adversely affected competition in the sale and supply of warfarin in the United Kingdom between 1996 and 2000. This claim seeks damages against all defendants in the approximate aggregate amount of 27,527 Pounds Sterling (approximately $49,315 at the June 30, 2005, currency exchange rate), plus interest and costs.
     In December 2003, the Secretary of State for Health, on behalf of itself and others, filed a civil claim for damages and interest against Norton Healthcare, Norton Pharmaceuticals and other defendants alleging that certain of their actions adversely affected competition in the sale and supply of penicillin based antibiotics in the United Kingdom between 1996 and 2000. This claim seeks damages against all defendants in the approximate amount of 31,438 Pounds Sterling (approximately $56,321 at the June 30, 2005, currency exchange rate), plus interest and costs.
     In July 2004, the Secretary of State for Health, on behalf of itself and others, filed a civil claim for damages and interest against Norton Healthcare, Norton Pharmaceuticals and other defendants alleging that certain of their actions adversely affected competition in the sale and supply of ranitidine in the United Kingdom between 1996 and 2000. This claim seeks damages against all defendants in the approximate amount of 69,252 Pounds Sterling (approximately $124,065 at the June 30, 2005, currency exchange rate), plus interest and costs.

     On January 13, 2005, Norton Healthcare Limited and Norton Pharmaceuticals Limited were advised by the Scottish Ministers and Healthcare Trusts that they were considering whether to commence claims against Norton and other pharmaceutical companies for alleged anti-competitive practices arising out of the pricing and supply of warfarin, penicillin-based antibiotics and ranitidine. These claims stem from the same conduct alleged by the United Kingdom Serious Fraud Office and the Secretary of State of Health in the above disclosed matters. On May 27, 2005, the Scottish Ministers initiated separate civil proceedings relating to warfarin, penicillin based antibiotics and rantidine and seek damages in the approximate amounts of 3,305 Pounds Sterling (approximately $5,921 at the June 30, 2005, currency exchange rate) plus interest and costs related to warfarin, 3,302 Pounds Sterling (approximately $5,916 at the June 30, 2005, currency exchange rate) plus interest and costs related to penicillin based antibiotics and 13,485 Pounds Sterling (approximately $24,159 at the June 30, 2005, currency exchange rate) plus interest and costs related to ranitidine.
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
     The Company and all of its directors were named as defendants in a purported Class Action Complaint filed on July 25, 2005, in the Circuit Court of the Eleventh Judicial Circuit in and for Dade County, Florida styled Kops v. IVAX Corporation, Betty G. Amos, et al. In this suit, the plaintiff alleges that the directors breached their fiduciary duties by, among other things, approving for allegedly grossly inadequate consideration the merger agreement entered into by the Company and TEVA Pharmaceutical Industries Ltd. The suit seeks to enjoin the defendants from proceeding with the proposed merger, to rescind the transaction if consummated and for the recovery of damages, including attorney fees. We intend to vigorously defend the Company and the directors in this action.
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
     Environmental Matters
     On July 16, 2003, API Industries, Inc. (API) received an EPA letter requesting API to submit a revised Solid Waste Management Unit (SWMU) Plan, including additional sampling and investigation elements, concerning the alleged presence of isopropyl ether (IPE) in its facility. On November 7, 2003, API filed its response to the EPA’s July 16, 2003, letter and submitted a revised SWMU Plan to cooperate with the agency. On April 27, 2004, the EPA requested API to further address certain groundwater contaminant issues, including monitoring and sampling, relating to the presence of IPE in its facility. On June 14, 2004, API responded to the EPA’s April 27, 2004, letter and submitted a revised SWMU Plan. On November 8, 2004, API received the EPA’s approval of the SWMU Plan Revision 3.0 dated November 2, 2004. API engaged in the necessary efforts to conduct the actions delineated in the referenced approved plan. API continued the monitoring and sampling and is currently evaluating the data. API intends to submit its preliminary report to the EPA by August 31, 2005.
     On November 3, 2004, API received a Notice of Deficiency whereby the EPA states that it is the agency’s position that one of the incinerators at the company’s plant must be decontaminated and closed pursuant to 40 CFR § 264.351. EPA bases its position on the company’s failure to present a Notice of Intent to Comply (NIC) with MACT for such incinerator (due in 1999). API agreed to submit a revised Closure Plan for EPA’s review and approval and a revised RCRA Part B application reflecting this closure was filed on February 15, 2005. On June 10, 2005, the EPA determined that the revised Part B permit application was technically complete. API is also seeking further clarification that the Class I modification request was approved.
     Other Litigation
     We are involved in various other legal proceedings arising in the ordinary course of business, some of which involve substantial amounts. In order to obtain brand equivalent approvals prior to the expiration of patents on branded products, and to benefit from the exclusivity allowed to ANDA applicants that successfully challenge these patents, we frequently become involved in patent infringement litigation brought by branded pharmaceutical companies. Although these lawsuits involve products that are not yet marketed and therefore pose little or no risk of liability for damages, the legal fees and costs incurred in defending such litigation can be substantial. While it is not feasible to predict or determine the outcome or the total cost of these proceedings, in the opinion of management, based on a review with legal counsel, any losses resulting from such legal proceedings will not have a material adverse impact on our consolidated financial position or results of operations.
     We intend to vigorously defend each of the foregoing lawsuits, but their respective outcomes cannot be predicted. Any of such lawsuits, if determined adversely to us, could have a material adverse effect on our financial position and results of operations. Our ultimate liability with respect to any of the foregoing proceedings is not presently determinable.

(15) Subsequent Event:
     On July 25, 2005, we entered into a definitive Agreement and Plan of Merger with TEVA Pharmaceutical Industries Ltd. (TEVA) providing for IVAX to be merged into a wholly-owned subsidiary of TEVA. Under the terms of the agreement, at the effective time of the merger, shares of our common stock will, at the election of the shareholder, be converted into either $26 in cash or 0.8471 ordinary shares of TEVA, which will trade in the United States in the form of American Depository Receipts (ADSs), subject to proration such that no more than one-half of such elections are for cash and no more than half are for TEVA ADSs. The completion of the merger is subject to customary conditions, including, among others, the approval of our and TEVA’s shareholders, regulatory approvals, including those relating to antitrust or competition laws and regulations, compliance with the agreement, and no material adverse change to either TEVA or us. The merger agreement also contains certain termination rights for both us and TEVA, and further provides that, upon termination of the agreement under specified circumstances, we may be required to pay TEVA a termination fee of $200,000 and an expense reimbursement fee of $5,000.

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
     On July 25, 2005, we entered into a definitive Agreement and Plan of Merger with TEVA Pharmaceutical Industries Ltd. (TEVA) providing for IVAX to be merged into a wholly-owned subsidiary of TEVA. Under the terms of the agreement, at the effective time of the merger, shares of our common stock will, at the election of the shareholder, be converted into either $26 in cash or 0.8471 ordinary shares of TEVA, which will trade in the United States in the form of American Depository Receipts (ADSs). The consideration receivable by our shareholders in the merger is subject to proration such that no more than one-half of such elections are for cash and no more than half are for TEVA ADSs. The completion of the merger is subject to customary conditions, including, among others, the approval of our and TEVA’s shareholders, regulatory approvals, including those relating to antitrust or competition laws and regulations, compliance with the agreement, and no material adverse change to either TEVA or us. The merger agreement also contains certain termination rights for both us and TEVA, and further provides that, upon termination of the agreement under specified circumstances, we may be required to pay TEVA a termination fee of $200.0 million and an expense reimbursement fee of $5.0 million. Due to the potential impact of the merger on certain of our employees, we are planning to implement a retention program for, at a minimum, certain U.S. employees.
Results of Operations
     Overview
     We generated strong revenue growth in the six months ended June 30, 2005, principally due to sales of new products, increased demand for our base manufactured and distributed products in the United States and to our acquisitions of Corporacion Medco S.A.C. (Medco), Botica Torres de Limatambo S.A.C. (BTL) and Kutnowskie Zaklady Farmaceutyczne “POLFA” SA (Polfa Kutno) in 2004 and PSI Holdings, Inc., parent of Phoenix Scientific, Inc. (Phoenix) in the second quarter of 2005. However, our gross profit percentage decreased from 48% to 41% primarily due to significantly reduced pricing of metformin HCl Extended Release and glyburide metformin HCl, which were being sold under 6-month limited competition periods for part of the prior year period, and other price reductions in North America, the $25.5 million milestone payment received in the first quarter of 2004 and to lower margins associated with our sales as an authorized generic of oxycodone HCl controlled release tablets supplied by Purdue Pharma L.P. and OMJ Pharmaceuticals Inc.’s Ultracet®. During the first six months of 2005, we continued to invest in our future. We invested $30.5 million, an increase of 24%, more in sales and marketing than in the first six months of 2004. The higher sales and marketing costs relate primarily to our business acquisitions in Europe and Latin America in 2004. Our operating income decreased by 17% from $133.4 million in the first six months of 2004 to $111.2 million in the first six months of 2005 primarily due to the higher selling expenses.
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
     As part of our ongoing business strategy, we seek to enter into collaborative alliances which we believe will allow us to maximize our drug discovery and development capabilities or provide us with intellectual property and technologies. Many of these alliances involve licenses to other companies relating to technologies or compounds under development and, in some cases, finished products. These licenses permit us to reduce our development costs and often involve the receipt of an up-front payment and fees upon completion of certain development milestones and also, generally, provide for royalties based on sales of the products. We have received significant payments in the past from these arrangements. We expect that milestone, developmental, royalty and other payments under existing and new collaboration and license agreements with other parties will continue to be an important part of our business. Our future net revenues and profits will depend and will fluctuate from period to period, in part, based upon our ability to replace or renew license fees, royalties and development service fees as the related agreements expire or are terminated. Our future net revenues and profits will also be impacted by our recently announced agreement with TEVA Pharmaceuticals pursuant to which we will be merged into a wholly-owned subsidiary of TEVA. We expect that our future net revenues and profits will also depend upon:
•	the outcome and timing of legal proceedings, particularly those related to Hatch-Waxman Act exclusivity and patent infringement cases;

•	whether our relationships and/or agreements with third parties, including distributors, manufacturers, suppliers and customers are impacted by our announcement of the proposed merger with TEVA Pharmaceuticals;

•	court and FDA decisions on exclusivity periods;

•	our ability to obtain and maintain FDA approval of our manufacturing facilities;

•	our ability to maintain a pipeline of products in development;

•	our ability to achieve the milestones specified in our license and development agreements;

•	our ability to manufacture, obtain and maintain a sufficient supply of products to meet market demand, retain our customers and meet contractual deadlines and terms;

•	our ability to develop and rapidly introduce new products and to introduce existing products into new territories;

•	the timing of regulatory approval of such products;

•	the availability and cost of raw materials required to manufacture such products;

•	market acceptance and demand for new pharmaceutical products or alternative formulations of existing pharmaceutical products we may develop or sell;

•	our ability to manufacture such products efficiently;

•	the number and timing of regulatory approvals of competing products;

•	the impact of competition from brand name companies that sell or authorize the sale of their own generic products or successfully extend the exclusivity period of their branded products;

•	the impact of competitive pricing pressures within the generic pharmaceutical industry;

•	the impact of health care reform initiatives in the United States and abroad, particularly as governments seek to contain increases in the costs of health care;

•	the impact of pharmaceutical industry regulations or pending legislation that could affect the pharmaceutical industry;

•	the timing of clinical trials and other research and development expenses;

•	our ability to forecast inventory levels and trends at our customers and their end-customers; and

•	our and our competitors’ pricing and chargeback policies.
     We are continuing to spend a substantial amount of management time and resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new Securities and Exchange Commission regulations and the American Stock Exchange rules. In particular, Section 404 of the Sarbanes-Oxley Act requires management’s annual review and evaluation of our internal control systems, and attestations as to the effectiveness of these systems by our independent registered public accounting firm. Included in our Annual Report on Form 10-K for the year ended December 31, 2004, were a report of our management on the effectiveness of internal controls and a related attestation report of our independent registered public accounting firm. We expect to continue to expend significant management time and resources documenting and testing our internal control systems and procedures. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to maintain an effective internal control environment could have a material adverse effect on us.
     Net Revenues and Gross Profit
     The composition of the change in net revenues for the three and six months ended June 30, 2005, compared to 2004, by region is as follows (in millions):

	Three Months			Six Months
	2005	2004	% Change **	2005	2004	% Change **
North America	$261.0	$228.3	14%	$488.9	$398.3	23%
Europe	197.0	171.6	15%	377.4	360.0	5%
Latin America	98.4	76.0	29%	185.6	149.9	24%
Corporate and other	20.9	(11.9)	*	17.0	(19.0)	*

Total net revenues	$577.3	$464.0	24%	$1,068.9	$889.2	20%

*	Not meaningful

**	% change based on unrounded numbers

     The composition of the change in the provisions for sales returns and allowances for the three and six months ended June 30, 2005, compared to 2004, by region is as follows (in millions):

	Three Months			Six Months
	2005	2004	% Change*	2005	2004	% Change*
North America	$242.4	$231.8	5%	$416.9	$368.6	13%
% of gross product sales	48%	50%		46%	48%

Europe	17.6	15.2	16%	33.7	29.3	15%
% of gross product sales	9%	9%		9%	8%

Latin America	18.8	14.2	33%	37.7	24.5	54%
% of gross product sales	16%	16%		17%	14%

*	% change based on unrounded numbers
     The composition of the components of the variance in net revenues for the three and six months ended June 30, 2005, compared to 2004, by region is as follows (in millions):

	Three Months				Six Months
	Product Sales		Other	Currency	Product Sales		Other	Currency
	Price	Volume	Revenue	Exchange	Price	Volume	Revenue	Exchange
North America	$(42.0)	$74.5	$0.2	$—	$(60.1)	$150.8	$(0.1)	$—
Europe	19.9	(5.0)	(0.5)	11.0	22.7	(3.5)	(23.6)	21.8
Latin America	4.9	15.3	(0.1)	2.3	7.8	26.4	(0.2)	1.7
     The increase in North American net revenues during the three and six months ended June 30, 2005, as compared to the prior year periods was primarily due to volume increases of our base manufactured and distributed products and sales of new generic products, partially offset by significantly reduced pricing of metformin HCl Extended Release and glyburide metformin HCl, which were being sold under 6-month limited competition periods for part of the prior year periods, and other price reductions. We anticipate that pricing and competitive pressures will continue to adversely impact our revenues and gross profit from sales of generic pharmaceutical products in North America.
     The increase in European net revenues during the three and six months ended June 30, 2005, was primarily due to sales of Polfa Kutno, that was acquired in the fourth quarter of 2004 and favorable effects of currency exchange rates. The increase in net revenues for the six months ended June 30, 2005, was partially offset by a decrease in other revenues, which included a $25.5 million milestone payment in the first quarter of 2004 earned under a collaboration agreement with Mayne Group Limited for the manufacturing, marketing and distribution of Paxene® in certain European countries. During the second quarter of 2005, we renegotiated our arrangement with Mayne to provide Mayne with an exclusive license in perpetuity of the marketing rights for Paxene® in the same countries. Under the new agreement, we received $39.0 million during the second quarter of 2005, which, after deduction of a related intangible asset, resulted in a net gain of $35.1 million which was deferred as of the June 10, 2005 signing date due to certain obligations we have through December 31, 2005. The deferred revenue is being recognized in other revenue through December 31, 2005. We will also recognize in other revenue through December 31, 2005, the $1.8 million of deferred revenue remaining from the up-front payment received under the original agreement. We also expect to continue to receive earn-out payments under the agreement based upon sales of paclitaxel by Mayne in the licensed territory, albeit at rates significantly lower than the profit-sharing rates in the original agreement. We will continue to sell Paxene® and paclitaxel directly or through other distributors outside of the European territories licensed to Mayne.

     The increase in Latin American net revenues was primarily due to a full period of sales of Medco and BTL during 2005, which were acquired in the second quarter of 2004, and favorable effects of currency exchange rates.
     The change in Corporate and other net revenues is primarily due to sales of Phoenix.
     The composition of the change in our net revenues and gross profit for the three and six months ended June 30, 2005, compared to 2004, is as follows (in millions):

	Three Months			Six Months
	2005	2004	% Change*	2005	2004	% Change*
Net revenues	$577.3	$464.0	24%	$1,068.9	$889.2	20%
Cost of sales (excludes amortization)	340.6	239.4	42%	629.4	465.2	35%

Gross profit	$236.7	$224.6	5%	$439.5	$424.0	4%

% of net revenues	41%	48%		41%	48%

*	% change based on unrounded numbers
     The decrease in our gross profit percentage (excluding amortization) for the three months ended June 30, 2005, as compared to the prior year period, was primarily due to significantly reduced pricing of metformin HCl Extended Release and glyburide metformin HCl, which were being sold under 6-month limited competition periods for part of the prior year period, and other price reductions in North America, and by the lower margins associated with our sales as an authorized generic of oxycodone HCl controlled release tablets supplied by Purdue Pharma L.P. and OMJ Pharmaceuticals, Inc.’s Ultracet®. The decrease in our gross profit percentage for the six months ended June 30, 2005, as compared to the prior year period, was primarily due to significantly reduced pricing of metformin HCl Extended Release and glyburide metformin HCl and other price reductions in North America, by a $25.5 million milestone payment received in the first quarter of 2004 and, to a lesser extent, by the lower margins associated with our sales of oxycodone HCl and OMJ Pharmaceuticals, Inc.’s Ultracet® and higher manufacturing costs in Western Europe. Amortization of intangibles related to acquired developed drugs is not included in cost of sales.
     Operating Expenses
     The composition of the change in operating expenses for the three and six months ended June 30, 2005, compared to 2004, is as follows (in millions):

	Three Months			Six Months
	2005	2004	% Change **	2005	2004	% Change **
Selling	$83.0	$66.5	25%	$158.4	$127.9	24%
% of net revenues	14%	14%		15%	14%

General and administrative	46.5	43.6	7%	83.4	80.1	4%
% of net revenues	8%	9%		8%	9%

Research and development	35.9	38.7	(7)%	69.6	71.0	(2)%
% of net revenues	6%	8%		7%	8%

Amortization	7.1	5.4	30%	13.8	10.9	26%
Restructuring	1.6	—	*	3.1	0.6	*

Total operating expenses	$174.1	$154.2	13%	$328.3	$290.5	13%

*	Not meaningful

**	% change based on unrounded numbers

     The increase in selling expenses was primarily attributable to an increase in sales and marketing costs relating to our business acquisitions in Europe and Latin America in the second and fourth quarter of 2004, additional promotion costs and sales force expenses related to the December 2004 launch of Albuterol HFA in a metered dose inhaler in the United States and higher promotional costs in Eastern Europe.
     The increase in general and administrative expenses was primarily attributable to the expenses of businesses acquired in 2004 and the second quarter of 2005 and, for the six months ended June 30, 2005, was partially offset by a $3.5 million legal settlement received in the first quarter of 2005 in connection with a business we acquired in 2003.
     The decrease in research and development expenses for the three and six months ended June 30, 2005, as compared to the prior year periods, was primarily attributable to a decrease in various research and development projects and bio-study costs in North America. We expect our research and development expenditures to generally remain at current levels during the remainder of 2005. Our future level of research and development expenditures will depend on, among other things, the outcome of clinical testing of products under development, the timing and impact of patent challenges and litigation, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions, collaborative alliances and liquidity.
     We incurred $3.1 million of restructuring costs during the six months ended June 30, 2005, consisting primarily of employee termination benefits in our European Division. We expect to incur more than $1.5 million of additional restructuring costs in Europe, which we expect will consist primarily of employee termination benefits primarily in the third quarter of 2005. On completion of the restructuring, we expect to achieve annual savings of $6.0 to $7.0 million, although there can be no assurance these anticipated savings will be achieved at these levels or at all.
     Other Income (Expense)
     The composition of the change in other income (expense) for the three and six months ended June 30, 2005, compared to 2004, is as follows (in millions):

	Three Months			Six Months
	2005	2004	% Change *	2005	2004	% Change *
Interest income	$3.7	$1.2	213%	$6.3	$2.3	177%
Interest expense	(9.3)	(19.4)	(52)%	(18.2)	(31.1)	(41)%
Other income, net	8.1	6.0	34%	10.8	6.3	71%

Total other income (expense)	$2.5	$(12.2)	(121)%	$(1.1)	$(22.5)	(95)%

*	% change based on unrounded numbers
     The decrease in interest expense was primarily due to the redemption of our 5.5% convertible senior subordinated notes due 2007 (5.5 % Notes) in the second quarter of 2004, the repurchase of a portion of our 4.5% convertible senior subordinated notes due 2008 (4.5% Notes) in the fourth quarter of 2004 and the issuance at lower interest rates of our 1.5% convertible senior notes due 2024 (Old 1.5% Notes and New 1.5% Notes) in the first quarter of 2004 and our 1.875% convertible senior notes due 2024 (1.875% Notes) in the fourth quarter of 2004. On May 9, 2005, we issued $350.0 million of 1.5% convertible senior notes due 2025 (1.5% Notes). See Liquidity and Capital Resources for additional information related to the 1.5% Notes.

     Other income, net increased $4.5 million for the six months ended June 30, 2005, compared to the same period of the prior year. During the first six months of 2005, we recorded $3.2 million of foreign currency gains compared to $2.2 million of foreign currency gains in the same period of the prior year. In addition, during the first six months of 2005, we realized $0.4 million of gains on the repurchase of our convertible senior notes. During the first six months of 2005, we earned $6.4 million of royalty and other payments recorded as additional consideration for the 1997 sale of Elmiron® to Ortho-McNeil Pharmaceutical, Inc. compared to $6.2 million in the same period of the prior year.
     Net Income
     The change in our net income and earnings per share for the three and six months ended June 30, 2005, compared to 2004, is as follows (in millions, except per share data):

	Three Months			Six Months
	2005	2004	% Change*	2005	2004	% Change*
Net income	$45.6	$48.1	(5)%	$79.1	$90.4	(13)%

	Three Months			Six Months
	2005	2004	% Change*	2005	2004	% Change*
Earnings per common share:
Basic	$0.17	$0.19	(11)%	$0.30	$0.37	(19)%

Diluted	$0.17	$0.18	(6)%	$0.29	$0.35	(17)%

*	% change based on unrounded numbers
     Foreign Currency
     During the six months ended June 30, 2005, sales by subsidiaries located outside the United States accounted for approximately 50% of our worldwide sales. The majority of these sales were denominated in currencies of the local country. As such, our reported profits and cash flows are exposed to changing currency exchange rates. If the United States dollar weakens relative to the foreign currency, the earnings generated in the foreign currency will, in effect, increase when converted into United States dollars and vice versa. As a result of exchange rate differences, net revenues increased by $23.7 million for the six months ended June 30, 2005, as compared to the same period in the prior year.

Recently Issued and Proposed Accounting Standards
     In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections, which replaces Accounting Principles Board Opinion (APB) No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine the period specific effects or cumulative effect of the change. When it is impracticable to determine the period specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as the beginning of the earliest period for which retrospective application is practicable and a corresponding adjustment is to be made to the opening balance of retained earnings for that period. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, it requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This Statement defines “retrospective application” as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. It also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. This Statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. It is effective for fiscal years beginning after December 15, 2005. The impact of adoption of this statement is not expected to be significant.
     In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143, which clarifies that the term “conditional asset retirement obligation” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the entity’s control. It requires recognition of a liability for the fair value of a conditional asset retirement if the fair value of the liability can be reasonably estimated, with the uncertainty about the timing and/or method of settlement factored into the measurement of the liability when sufficient information exists. It is effective for fiscal years ending after December 15, 2005. Retrospective application for interim financial information is permitted but not required. The impact of adoption is not expected to be significant.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R), which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It requires compensation costs related to share-based payment transactions to be recognized in the financial statements. It applies to all awards granted after the effective date and is not applied to awards granted in periods before the effective date, except to the extent that the prior periods’ awards are modified, repurchased or cancelled after the effective date. This Statement can be adopted under two methods, the modified prospective or the modified retrospective applications. Under the modified prospective application, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the effective date should be recognized as the requisite service is rendered on or after the effective date. The compensation cost for that portion of awards should be based on the grant-date fair value of those awards as calculated for either recognition or pro forma disclosure under SFAS No. 123. Changes to the grant-date fair value of awards granted before the effective date of this Statement are precluded. The compensation cost for those earlier awards should be attributed to periods beginning on or after the effective date of this Statement using the attribution method that was used under SFAS No. 123, except that the method of recognizing forfeitures only as they occur should be continued. Any unearned or deferred compensation related to those earlier awards should be eliminated against the appropriate equity accounts. The modified retrospective application may be applied to all prior years that SFAS No. 123 was effective or only to prior interim periods in the year of initial adoption if the effective date of SFAS No. 123R does not coincide with the beginning of the fiscal year. It is effective as of the first interim or annual reporting period that begins after June 15, 2005. The cumulative effect of the initial application of this Statement, if any, is to be recognized as of the effective date. Upon adoption, we will be required to reclassify excess tax benefits, as defined in the Statement, from stock option exercises from Cash flows from operating activities to Cash flows from financing activities in the Consolidated Statement of Cash Flows.
     Effective April 21, 2005, the Securities and Exchange Commission (SEC) issued an Amendment to Rule 4-01(a) of Regulation S-X regarding the compliance date for SFAS No. 123R. Under the amendment, registrants are required to file financial statements that comply with SFAS No. 123R the first quarter of the first fiscal year beginning after June 15, 2005. We intend to comply with SFAS No. 123R effective January 1, 2006. We expect that under the modified prospective method of adoption, during 2006 we will be required to record additional compensation expense of approximately $5.9 million for unvested awards that were outstanding as of June 30, 2005. We also expect that compensation expense will be required to be recorded for future awards of share-based payments, including employee stock purchases under our Employee Stock Purchase Plan, if not amended prior to adoption.
     In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4, which requires abnormal amounts of idle facility expense, freight, handling costs, and wasted material to be recognized as current period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. It is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The impact of adoption of this statement is not expected to be significant.
Liquidity and Capital Resources
     Working capital was $1.1 billion at June 30, 2005, compared to $943.2 million at December 31, 2004. Cash and cash equivalents were $241.2 million at June 30, 2005, compared to $392.0 million at December 31, 2004. Short-term marketable securities were $197.4 million at June 30, 2005, compared to $6.1 million at December 31, 2004.
     Net cash of $94.2 million was provided by operating activities during the first six months of 2005 compared to $25.9 million used by operating activities during the same period of the prior year. The increase in cash provided by operating activities for the six months ended June 30, 2005, compared to the same period of the prior year was primarily due to new product launches in the second quarter of 2004 resulting in accounts receivable increasing at a much higher rate from December 31, 2003, to June 30, 2004, than the increase in sales from the fourth quarter of 2003 to the second quarter of 2004. During 2005, our accounts receivable from December 31, 2004, to June 30, 2005, increased at a rate similar to the increase in sales from the fourth quarter of 2004 to the second quarter of 2005. In addition, our deferred tax assets increased from December 31, 2003, to June 30, 2004, due in part to the planned merger of two of our Chilean subsidiaries, whereas our net deferred tax assets decreased during the six months ended June 30, 2005, due primarily to new temporary differences related to the Old 1.5% Notes and the New 1.5% Notes due 2024, the 1.875% Notes due 2024 and the 1.5% Notes due 2025. Our accounts payable, accrued expenses and other current liabilities also increased more during the six months ended June 30, 2005, than the same period of the prior year due primarily to the deferred revenue recorded in the second quarter of 2005 as discussed below. During the second quarter of 2005, we renegotiated our arrangement with Mayne Group Limited to provide Mayne with an exclusive license in perpetuity of the marketing rights for Paxene® in certain European countries. Under the new agreement, we received $39.0 million during the second quarter of 2005, which, after deduction of a related intangible asset, resulted in a net gain of $35.1 million which was deferred as of the June 10, 2005, signing date and recorded in “Accrued expenses and other current liabilities” in the accompanying consolidated balance sheet as of June 30, 2005.
     Net cash of $401.2 million was used by investing activities during the first six months of 2005 compared to $63.2 million used during the same period of the prior year. Our capital expenditures were $41.9 million compared to $52.6 million during the same period of the prior year. Our net purchases of marketable securities were $156.7 million higher due to the investment of cash and cash equivalents held at December 31, 2004.
     On May 11, 2005, we acquired Phoenix, a generic veterinary pharmaceutical manufacturing company, for 4.1 million shares of our common stock, valued at $75.2 million and $196.7 million in cash. The total purchase price, including acquisition cost of $1.2 million less cash acquired of $2.1 million, was $271.1 million. Phoenix manufactures and develops veterinary pharmaceutical products for the animal healthcare industry throughout the United States. We acquired Phoenix to integrate our existing veterinary operations with Phoenix to form IVX Animal Health, Inc. and to expand our veterinary operations. Prior to acquisition, Phoenix had outstanding $150.0 million of senior secured notes, bearing interest at 11.5%, with a maturity date of October 1, 2009. The effective interest rate on these notes was 13.4%. Prior to the close of the acquisition, Phoenix called the notes for redemption. Under the terms of the indenture governing the notes, Phoenix was required to pay a premium for redemption of these notes based upon the date of redemption. As the notes were being redeemed prior to October 2, 2005, the redemption price was 109.2%. On May 16, 2005, the 11.5% senior secured notes were redeemed at the principal amount, plus the redemption premium of $13.8 million and accrued interest of $2.2 million.
     Net cash of $169.7 million was provided by financing activities during the first six months of 2005 compared to $121.7 million provided during the same period of the prior year. The increase in cash was primarily due to the issuance of $350.0 million of our 1.5% Notes due 2025 on May 9, 2005.
     On February 23, 2005, we completed an exchange offer in which we exchanged each $1,000 principal amount of our Old 1.5% Notes for $1,000 principal amount of the New 1.5% Notes and a one-time cash payment equal to $2.50 per $1,000 principal amount of such Old 1.5% Notes. The New 1.5% Notes are substantially identical to the Old 1.5% Notes, including as to convertibility, except that the New 1.5% Notes contain a “net share settlement” feature under which we committed to pay up to the principal amount of the New 1.5% Notes in cash upon conversion. As a result, we believe we will be able to account for the New 1.5% Notes under the “treasury stock” method, which is generally expected to be less dilutive to earnings per share than the “if- converted” method prescribed by Emerging Issues Task Force (EITF) Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share. We accepted $399.0 million of our Old 1.5% Notes in the exchange offer and, as a result, only $1.0 million principal amount of the Old 1.5% Notes currently remain outstanding.

     During the second quarter of 2005, we repurchased $15.0 million of the New 1.5% Notes due in 2024 for $14.3 million, plus accrued interest of $0.04 million, and wrote off debt issuance costs of $0.3 million, resulting in a gain on extinguishment of debt of $0.4 million.
     On May 9, 2005, we issued $350.0 million of our 1.5% Notes due 2025 to qualified institutional buyers. After expenses, we received net proceeds of approximately $341.7 million. Under certain circumstances, the 1.5% Notes are convertible into cash and, if applicable, shares of our common stock based on an initial conversion rate, subject to adjustment, of 44.0009 shares of our common stock per $1,000 of principal amount. This ratio results in an initial conversion price of approximately $22.73 per share. Upon the occurrence of certain fundamental changes, holders may be entitled to an adjustment to the applicable conversion rate if they elect to convert their notes within a certain period of time following the occurrence of the fundamental change. We may redeem the 1.5% Notes on or after May 15, 2012. Beginning with the six-month period commencing on May 15, 2012, in addition to the stated interest of 1.5%, we will pay contingent interest of 0.25% of the market value of the 1.5% Notes if, during specified testing periods, the average trading price of the 1.5% Notes is 120% or more of the principal value. In addition, holders of the 1.5% Notes may require us to repurchase the notes at 100% of the principal amount on each of May 15, 2012, 2015, and 2020, and upon certain events. Holders of the notes may also require us to repurchase their notes upon the occurrence of certain specified corporate transactions. A portion of the net proceeds from this offering were used to acquired Phoenix, as discussed above, and the remaining net proceeds will be used for general corporate purposes.
     As of June 30, 2005, we had approximately $16.0 million of non-cancelable raw material purchase obligations. A substantial portion of this material is for use in production of our gabapentin products. As indicated in Note 14, Commitments and Contingencies – Patent Litigation, in the notes to unaudited interim consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, in the event the court determines that we infringed a valid patent of Warner-Lambert in our sales of gabapentin, among other things, we could be prevented from further sales of gabapentin until the patent expires in 2011.
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

Income Taxes
     We recognized a $30.7 million tax provision for the six months ended June 30, 2005, of which $12.6 million related to foreign operations. The tax provision for the six months ended June 30, 2005, was determined using our estimated annual effective tax rate, which was less than the United States statutory rate primarily due to lower tax rates applicable to most of our operations outside of the United States. Payment of the current tax provision for the year ending December 31, 2005, will be reduced by $14.9 million for domestic operations and $1.0 million for foreign operations, representing the incremental impact of compensation expense deductions associated with non-qualified stock options exercised during the first six months of 2005. As of June 30, 2005, domestic net deferred tax assets totaled $62.4 million and aggregate foreign net deferred tax assets totaled $18.4 million. Realization of the net deferred tax assets is dependent upon generating sufficient future domestic and foreign taxable income. Although realization is not assured, we believe it is more likely than not that the net deferred tax assets will be realized. Our estimates of future taxable income are subject to revision due to, among other things, regulatory and competitive factors affecting the pharmaceutical industries in the markets in which we operate. Such factors are further discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2004.
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
     Revenue Provisions
     Revenue is recognized when title to our products and the risks and rewards of ownership pass to our customers and when provisions for revenue dilution estimates, including chargebacks, returns, shelf stock adjustments, discounts, promotional allowances, rebates, reimbursements relating to Medicaid and Medicare and other allowances are reasonably determinable. No material revisions were made to the methodology used in determining these provisions during the six months ended June 30, 2005. Accruals for these provisions are presented in the Consolidated Financial Statements as reductions to “Accounts receivable” and within “Other current liabilities.” Accounts receivable are presented net of allowances relating to these provisions, which were $169.6 million at June 30, 2005, and $147.3 million at December 31, 2004. In addition, other current liabilities include $132.8 million at June 30, 2005, and $127.2 million at December 31, 2004, for revenue dilution estimates.

     Pre-launch Inventories
     As of June 30, 2005, we had approximately $28.6 million of inventories, primarily raw materials, related to certain products pending final approval and/or satisfactory resolution of litigation. Approximately 86% of our pre-launch inventories represents inventories for which the brand product’s patent protection has expired and we are awaiting regulatory approval to sell our generic equivalent. During the first quarter of 2005, we reclassified $17.1 million of pre-launch inventory to long-term assets, which is classified as a deposit since the inventory is not expected to be saleable in the next year, but the vendor has an obligation to refresh the inventory if it is expired when we are ready to launch. Depending upon the outcome of patent litigation, we may not be able to launch the product until 2011. This amount will be tested for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.
     Impairment of Goodwill and Intangibles
     As of June 30, 2005, we determined through our estimates that no impairment of goodwill or intangible assets existed other than insignificant amounts that were written off to general and administrative expenses. We are continuing to monitor the intangibles related to our operations in France as competition in the generic pharmaceutical environment in this region remains strong and we continue to incur operating losses. Additionally, we are monitoring our Nasarel intangible asset as patents related to competitive brand products expire, new generic products are introduced and products are transitioned to over-the-counter, all of which could have an adverse impact on revenues and gross profit related to this product. We will continue to assess the carrying value of our goodwill and intangible assets in accordance with applicable accounting guidance.
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
     Legal Matters
     Legal charges are recorded for the costs anticipated to be incurred in connection with litigation and claims against us when we can reasonably estimate these costs. We intend to vigorously defend each of the lawsuits described in Note 13, Commitments and Contingencies, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2004, and in Note 14 in the Notes to Consolidated Financial Statements included in this Form 10-Q, but their respective outcomes cannot be predicted. Because of the inherent subjectivity involved in assessing the outcome of litigation and the potential that an adverse outcome in a legal proceeding could have a material impact on our financial position or results of operations, such estimates are considered to be critical accounting estimates. Any of such lawsuits or investigations, if determined adversely to us, could have a material adverse effect on our financial position and results of operations. Our ultimate liability with respect to any of these proceedings is not presently determinable.
     We are involved in various other legal proceedings arising in the ordinary course of business, some of which involve substantial amounts. In order to obtain brand equivalent approvals prior to the expiration of patents on branded products, and to benefit from the exclusivity allowed to Abbreviated New Drug Application applicants that successfully challenge these patents, we frequently become involved in patent infringement litigation brought by branded pharmaceutical companies. Although these lawsuits generally involve products that are not yet marketed and therefore pose little or no risk of liability for damages, the legal fees and costs incurred in defending such litigation can be substantial. While it is not feasible to predict or determine the outcome or the total cost of these proceedings, in our opinion, based on a review with legal counsel, any losses resulting from such legal proceedings will not have a material adverse impact on our consolidated financial position or results of operations.
Disclosure Regarding Forward-Looking Statements
     We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from any forward-looking statement which may have been deemed to have been made in this report or which are otherwise made by us or on our behalf. For this purpose any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” “continue” or “pursue,” or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Forward-looking statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among other things:
•	that a significant portion of net sales are made to major pharmaceutical and health care products distributors and major retail chains in the United States. Consequently, net sales and quarterly growth comparisons may be affected by fluctuations in the buying patterns of major distributors, retail chains and other trade buyers. These fluctuations may result from seasonality, pricing, wholesaler buying decisions or other factors;

•	that we may experience increased pricing pressures both in the United States and abroad from managed care organizations, institutions and government agencies and programs. In the United States, among other developments, consolidation among customers may increase pricing pressures and may result in various customers having greater influence over prescription decisions through formulary decisions and other policies;

•	the outcome and timing of legal and regulatory proceedings, particularly those related to Hatch-Waxman Act exclusivity and patent infringement cases;

•	that the change of control of IVAX or regulatory issues arising from our proposed merger with TEVA Pharmaceuticals could affect our relationships and/or agreements with third parties, including distributors, manufacturers, suppliers and customers;

•	the diversion of management’s time and attention on issues related to the proposed merger with TEVA Pharmaceuticals;

•	our ability to retain and hire qualified employees in light of the pending merger with TEVA Pharmaceuticals and costs incurred in implementing an appropriate retention plan;

•	that the proposed merger with TEVA Pharmaceuticals may be delayed or may not occur at all, or if completed, significant adverse conditions could be imposed on the combined companies;

•	our ability to reduce our backlog and manufacture, obtain and maintain a sufficient supply of products to meet market demand, retain our customers and meet contractual deadlines and terms;

•	that we may increase sales and marketing costs and research spending above current levels;

•	our ability to obtain and maintain FDA approval of our manufacturing facilities, the failure of which could result in production stoppage or delays;

•	the outcome and timing of any pending or future litigation or investigation (including patent litigation, AWP investigations, and the United Kingdom National Health Service claims), and the cost, expenses and possible diversion of management’s time and attention arising from such litigation or investigation;

•	difficulties in product development and uncertainties related to the timing or outcome of product development;

•	the availability on commercially reasonable terms of raw materials and other third-party sourced products;

•	our dependence on sole or limited source suppliers and the risk associated with a production interruption or shipment delays at such suppliers;

•	our ability to replace or renew license fees, royalties and development service fees as the related agreements expire or are terminated;

•	our ability to renew contracts with customers;

•	that many of the major pharmaceutical distributors have experienced downturns and financial constraints which could impact both our sales and the collectibility of our receivables and cause greater consolidation among our customers;

•	difficulties in complying with governmental regulations;

•	difficulties or delays in manufacturing products;

•	efficacy or safety concerns with respect to marketed products, whether or not scientifically justified, leading to recalls, withdrawals or declining sales;

•	our ability to obtain approval from the FDA to market new pharmaceutical products;

•	the acceptance of new products by the medical community as effective as alternative forms of treatment for indicated conditions;

•	the impact of new regulations or court decisions or actions by our competitors regarding the protection of patents and the exclusivity period for the marketing of branded drugs;

•	our ability to use inventory and raw materials in the manner initially intended or to find alternative uses, to the extent the inventory and raw materials relate to products pending final approval or satisfactory resolution of litigation, if such approval or resolution is not obtained;

•	the impact of the adoption of certain accounting standards;

•	our success in acquiring or licensing proprietary technologies that are necessary for our product development activities;

•	the impact of political and economic instability in the countries in which we operate, particularly Venezuela and other Latin American countries;

•	our successful compliance with extensive, costly, complex and evolving governmental regulations and restrictions;

•	the use of estimates in the preparation of our financial statements and the possibility that those assumptions may prove to be incorrect, incomplete or may change;

•	our reliance on third-party data for many of our significant estimates;

•	our ability to continue to document, maintain and test the effectiveness of our internal control systems and procedures and implement any improvements that may be necessary in order for us to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002;

•	our ability to identify potential acquisitions and to successfully acquire and integrate such operations or products;

•	our ability to successfully compete in both the branded and generic pharmaceutical sectors;

•	trade buying patterns;

•	trends toward managed care and health care cost containment;

•	possible United States legislation or regulatory action affecting, among other things, pharmaceutical pricing and reimbursement, including Medicaid and Medicare;

•	interest rate and foreign currency exchange rate fluctuation; and

•	other risks and uncertainties detailed herein and from time to time in our Securities and Exchange Commission filings.
     The information in this Form 10-Q is as of June 30, 2005, or, where clearly indicated, as of the date of this filing. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. We also may make additional disclosures in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we may file from time to time with the Securities and Exchange Commission. Please also note that we provide a cautionary discussion of risks and uncertainties under the section entitled Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2004. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here could also adversely affect us.

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
     Our derivative activities, which primarily consist of foreign exchange forward contracts, are initiated primarily to hedge forecasted cash flows that are exposed to foreign currency risk. The foreign exchange forward contracts generally require us to exchange local currencies for foreign currencies based on pre-established exchange rates at the contracts’ maturity dates. As exchange rates change, gains and losses on these contracts are generated based on the change in the exchange rates that are recognized in the consolidated statement of operations at maturity, and offset the impact of the change in exchange rates on the foreign currency cash flows that are hedged. If the counterparties to the exchange contracts do not fulfill their obligations to deliver the contracted currencies, we could be at risk for currency related fluctuations. We enter into these contracts with counterparties that we believe to be creditworthy and do not enter into any leveraged derivative transactions. As of June 30, 2005, we had $32.0 million in foreign exchange forward contracts outstanding, primarily to hedge Euro-based operating cash flows against Pounds Sterling. If Pounds Sterling were to strengthen by 5% in relation to the Euro, our hedged foreign currency cash-flows expense would increase by $1.6 million, offset by a gain of $1.6 million on the derivative contracts, with a net effect of zero.
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

PART II — OTHER INFORMATION
Item 1 — Legal Proceedings
     The following supplements and amends the discussion set forth under Item 3 – “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2004.
     Average Wholesale Price Litigation
     On April 25, 2005, the various New York County Court cases were consolidated with civil action number 01-12257, which case was designated the lead case. Thereafter, on June 24, 2005, a consolidated Amended Complaint was filed on behalf of New York City, The County of Suffolk, County of Westchester, County of Onondaga and 27 other New York counties, naming IVAX Corporation and IVAX Pharmaceuticals, Inc. as defendants and contains similar allegations to the other AWP litigation matters previously reported.
     On May 19, 2005, the Commonwealth of Massachusetts filed its Amended Complaint and on June 20, 2005, the Company filed its motion to dismiss.
     The Wisconsin, Kentucky, Alabama and Illinois cases were removed to federal court on July 13, 2005 and have been identified to the Judicial Panel on the Multidistrict Litigation for potential transfer to the MDL proceeding. However, Wisconsin, Kentucky, Alabama and Illinois are seeking to remand the cases to state court. Motions to dismiss the complaints are pending in these four cases.
     United Kingdom Serious Fraud Office Investigation and Related Litigation
     On May 27, 2005, The Scottish Ministers initiated separate civil proceedings relating to warfarin, penicillin based antibiotics and ranitidine and seeks damages in the approximate amounts £3,304,939 ($5,920,798 at the June 30, 2005, currency exchange rate), £3,302,173 ($5,915,843 at the June 30, 2005, currency exchange rate) and £13,484,802 ($24,158,023 at the June 30, 2005, currency exchange rate), plus interest and costs, respectively in these cases.
     Commercial Matters
     The Company and all of its directors were named as defendants in a purported Class Action Complaint filed on July 25, 2005, in the Circuit Court of the Eleventh Judicial Circuit in and for Dade County, Florida styled Kops v. IVAX Corporation, Betty G. Amos, et al. In this suit, the plaintiff alleges that the directors breached their fiduciary duties by, among other things, approving for allegedly grossly inadequate consideration the merger agreement entered into by the Company and TEVA Pharmaceutical Industries Ltd. The suit seeks to enjoin the defendants from proceeding with the proposed merger, to rescind the transaction if consummated and for the recovery of damages, including attorney fees. We intend to vigorously defend the Company and the directors in this action.
     Environmental Matters
     With respect to the EPA’s request to submit a SWMU Plan concerning the presence of IPE in its facility, API continued the monitoring and sampling and is currently evaluating the data. API intends to submit its preliminary report to the EPA by August 31, 2005.
     With respect to the Notice of Deficiency regarding one of API’s incinerators, on June 10, 2005, the EPA determined that the revised Part B permit application was technically complete. API is also seeking further clarification that the Class I modification request was approved.

Item 6 — Exhibits
(a)	Exhibits

4.1	Indenture dated May 9, 2005 between IVAX Corporation and U.S. Bank Trust National Association as trustee with respect to the $350,000,000 1.5% Convertible Senior Notes due 2025.	*

4.2	Form of 1.5% Convertible Senior Notes due 2025.	*

4.3
Registration Rights Agreement dated May 9, 2005, between IVAX Corporation and Merrill Lynch Pierce Fenner & Smith Incorporated as the Initial Purchasers, with respect to the $350,000,000 1.5% Convertible Senior Notes due 2025.
*

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a).	Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a).	Filed herewith.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

*	Incorporated by reference to our Registration Statement on Form S-3 filed with the Securities and Exchange Commission on June 28, 2005 (File No. 333-126171)

Signature
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IVAX Corporation
Date: August 5, 2005	By:	/s/ Thomas E. Beier
Thomas E. Beier
Senior Vice President-Finance Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a).

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.