Form 10-Q
period 2005-09-30
IVAX CORP
filed 2005-11-09
CIK 772197

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Yes ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
273,723,864 shares of Common Stock, $.10 par value, outstanding as of October 31, 2005.

IVAX CORPORATION

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements
IVAX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$309,198	$391,988
Marketable securities	260,361	6,058
Accounts receivable, net of allowance for doubtful accounts of $17,378 in 2005 and $19,212 in 2004	458,420	392,418
Inventories	556,839	524,644
Other current assets	206,988	206,535

Total current assets	1,791,806	1,521,643

Property, plant and equipment, net	615,597	604,647
Goodwill, net	988,810	682,778
Intangible assets, net	367,313	336,594
Other assets	73,567	66,357

Total assets	$3,837,093	$3,212,019

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$176,145	$177,537
Current portion of long-term debt	627,779	60,145
Loans payable	4,057	18,825
Accrued income taxes payable	9,138	34,125
Accrued expenses and other current liabilities	364,541	287,789

Total current liabilities	1,181,660	578,421

Long-term debt, net of current portion	772,057	1,057,843
Other long-term liabilities	103,665	72,855
Minority interest	12,565	12,571

Shareholders’ equity:
Common stock, $0.10 par value, authorized 546,875 shares, issued and outstanding 273,622 shares in 2005 and 260,531 shares in 2004	27,362	26,053
Capital in excess of par value	781,748	571,143
Retained earnings	1,022,972	888,503
Accumulated other comprehensive (loss) income	(64,936)	4,630

Total shareholders’ equity	1,767,146	1,490,329

Total liabilities and shareholders’ equity	$3,837,093	$3,212,019

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months		Nine Months
Period Ended September 30,	2005	2004	2005	2004
(In thousands, except per share data)
Net revenues	$617,728	$439,086	$1,686,612	$1,328,239
Cost of sales (excludes amortization, which is presented below)	356,721	248,530	986,094	713,723

Gross profit	261,007	190,556	700,518	614,516

Operating expenses:
Selling	77,371	66,441	235,742	194,308
General and administrative	51,403	40,393	134,801	120,498
Research and development	34,861	33,639	104,469	104,651
Amortization of intangible assets	8,295	5,510	22,124	16,447
Restructuring costs	1,344	517	4,483	1,114
Merger expense	10,237	—	10,237	—

Total operating expenses	183,511	146,500	511,856	437,018

Operating income	77,496	44,056	188,662	177,498
Other income (expense):
Interest income	4,232	1,590	10,552	3,875
Interest expense	(10,131)	(9,127)	(28,364)	(40,256)
Other income, net	7,223	4,477	18,058	10,827

Total other income (expense)	1,324	(3,060)	246	(25,554)

Income before income taxes and minority interest	78,820	40,996	188,908	151,944
Provision (benefit) for income taxes	23,732	(3,358)	54,444	17,094

Income before minority interest	55,088	44,354	134,464	134,850
Minority interest	274	24	5	(33)

Net income	$55,362	$44,378	$134,469	$134,817

Earnings per common share:
Basic	$0.20	$0.18	$0.51	$0.54

Diluted	$0.20	$0.17	$0.49	$0.51

Weighted average number of common
shares outstanding:
Basic	271,200	250,296	266,109	248,158

Diluted	282,647	272,979	276,184	267,123

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Common Stock				Accumulated
			Capital in		Other
	Number of		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Income (Loss)	Total
BALANCE, January 1, 2005	260,531	$26,053	$571,143	$888,503	$4,630	$1,490,329
Comprehensive income:
Net income	—	—	—	134,469	—	134,469
Translation adjustment	—	—	—	—	(68,992)	(68,992)
Unrealized net loss on available-for-sale equity securities and derivatives, net of tax	—	—	—	—	(574)	(574)

Comprehensive income						64,903
Exercise of stock options	9,179	918	109,874	—	—	110,792
Tax benefit of option exercises	—	—	29,261	—	—	29,261
Employee stock purchases	79	8	1,111	—	—	1,119
Repurchase and retirement of common stock	(226)	(23)	(4,643)	—	—	(4,666)
Shares issued in acquisition	4,059	406	74,760	—	—	75,166
Value of stock options issued to non-employees	—	—	242	—	—	242

BALANCE, September 30, 2005	273,622	$27,362	$781,748	$1,022,972	$(64,936)	$1,767,146

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine Months Ended September 30,	2005	2004
(In thousands)
Cash flows from operating activities:
Net income	$134,469	$134,817
Adjustments to reconcile net income to net cash flows from operating activities:
Restructuring costs	4,483	1,114
Merger expense	10,237	—
Depreciation and amortization	77,777	63,305
Deferred tax provision (benefit)	8,148	(34,698)
Tax effect of stock options exercised	26,397	5,618
Value of stock options issued to non-employees	242	212
Provision for doubtful accounts	101	921
Provision for inventory obsolescence	28,058	31,735
Interest accretion on notes receivable and payable, net	1,951	1,699
Minority interest in earnings (losses)	(5)	33
Equity in earnings of unconsolidated affiliates	(159)	(1,773)
Gains on sale of marketable securities	(114)	(46)
Gains on sale of product rights	(11,451)	(10,619)
Losses on sale of assets, net	663	342
(Gain) loss on extinguishment of debt	(362)	8,472
Changes in operating assets and liabilities:
Accounts receivable	(73,191)	(70,921)
Inventories	(38,603)	(110,060)
Other current assets	7,712	(844)
Other assets	(16,427)	3,646
Accounts payable, accrued expenses and other current liabilities	25,209	57,171
Other long-term liabilities	7,260	6,848

Net cash flows from operating activities	192,395	86,972

Cash flows from investing activities:
Proceeds from sale of product rights	11,451	10,619
Capital expenditures	(59,707)	(85,873)
Proceeds from sale of assets	2,081	534
Acquisitions of intangible assets	(12,382)	(2,084)
Acquisitions of businesses, net of cash acquired	(196,014)	(7,783)
Investment in affiliates	(440)	108
Purchases of marketable securities	(1,519,265)	(968,673)
Proceeds from sales of marketable securities	1,286,227	866,150
Net proceeds from discontinued operations	5,000	5,500

Net cash flows from investing activities	(483,049)	(181,502)

Cash flows from financing activities:
Borrowings on long-term debt and loans payable	343,819	475,179
Payments on long-term debt and loans payable	(221,136)	(346,727)
Payment of debt redemption premium	(13,800)	(5,868)
Exercise of stock options and employee stock purchases	110,108	17,615

Net cash flows from financing activities	218,991	140,199

Effect of exchange rate changes on cash and cash equivalents	(11,127)	(3,636)

Net (decrease) increase in cash and cash equivalents	(82,790)	42,033
Cash and cash equivalents at the beginning of the period	391,988	134,270

Cash and cash equivalents at the end of the period	$309,198	$176,303

Supplemental disclosures:
Interest paid	$44,455	$29,403

Income tax payments	$40,635	$25,797

Income tax refunds	$13,088	$6,559

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share data)
(1) General:
     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and notes required by accounting principles generally accepted in the United States for complete financial statements. However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the results of operations, financial position and cash flows have been made. The results of operations and cash flows for the nine months ended September 30, 2005, are not necessarily indicative of the results of operations and cash flows that may be reported for the remainder of 2005 or for future periods. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2004. For purposes of these financial statements, North America includes the United States and Canada. Mexico is included within Latin America and Corporate and other includes our veterinary subsidiaries. Certain amounts presented in the accompanying consolidated financial statements for the prior period have been reclassified to conform to the current year presentation. In the accompanying consolidated statement of cash flows for the nine months ended September 30, 2004, we reclassified from cash and cash equivalents to marketable securities $122,850 as of September 30, 2004, and $12,600 as of December 31, 2003.
(2) Planned Merger:
     On July 25, 2005, we entered into a definitive Agreement and Plan of Merger with TEVA Pharmaceutical Industries Ltd. (TEVA) providing for IVAX to be merged into a wholly-owned subsidiary of TEVA. Under the terms of the agreement, at the effective time of the merger, shares of our common stock will, at the election of the shareholder, be converted into either $26 in cash or 0.8471 ordinary shares of TEVA, which will trade in the United States in the form of American Depository Receipts (ADSs), subject to proration such that no more than one-half of such elections are for cash and no more than half are for TEVA ADSs. On October 27, 2005, our shareholders and TEVA’s shareholders approved the merger agreement and the merger, which we expect to close in late 2005 or early 2006. However, the completion of the merger remains subject to customary conditions, including, among others, regulatory approvals relating to antitrust or competition laws and regulations, compliance with the agreement, and no material adverse change to either TEVA or us. The merger agreement also contains certain termination rights for both us and TEVA, and further provides that, upon termination of the agreement under specified circumstances, we may be required to pay TEVA a termination fee of $200,000 and an expense reimbursement fee of $5,000. During August 2005, due to the potential impact of the merger on certain employees, we implemented a retention program for certain U.S. employees and have accrued retention costs and other merger expenses of $10,237, which is included in “Merger expense” in the accompanying consolidated statements of operations for the three and nine month periods ended September 30, 2005.

(3) Earnings Per Share:
     A reconciliation of the numerator and denominator of the basic and diluted earnings per share computation is as follows:

	Three Months		Nine Months
Period Ended September 30,	2005	2004	2005	2004
Numerator:
Net income	$55,362	$44,378	$134,469	$134,817
Interest expense on 1.5% contingently convertible debt, net of tax	3	1,046	700	1,847

Adjusted net income	$55,365	$45,424	$135,169	$136,664

Denominator:
Basic weighted average number of shares outstanding	271,200	250,296	266,109	248,158
Effect of dilutive securities – stock options and warrants	6,401	5,939	5,087	6,071
Conversion equivalent of dilutive contingently convertible debt	5,046	16,744	4,988	12,894

Diluted weighted average number of shares outstanding	282,647	272,979	276,184	267,123

Not included in the calculation of diluted earnings per share because their impact is antidilutive:
Stock options outstanding	597	6,065	4,781	5,921
Convertible debt	8,861	16,664	8,861	16,664
(4) Stock-Based Compensation Plans:
     As permissible under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, we account for all stock-based compensation arrangements using the intrinsic value method prescribed by Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, as interpreted by Financial Accounting Standards Board (FASB) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, and disclose pro forma net earnings and earnings per share amounts as if the fair value method had been adopted. Accordingly, no compensation cost is recognized for stock option awards granted to employees at or above market value. See Note 14, Recently Issued Accounting Standards, for a discussion of SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R).
     Our pro forma net income, pro forma net income per common share and pro forma weighted average fair value of options granted, with related assumptions, assuming we had adopted the fair value method of accounting for all stock-based compensation arrangements consistent with the provisions of SFAS No. 123, using the Black-Scholes option pricing model are indicated below:

	Three Months		Nine Months
Period Ended September 30,	2005	2004	2005	2004
Net income as reported	$55,362	$44,378	$134,469	$134,817
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	3,223	6,068	9,227	18,205

Pro forma net income	$52,139	$38,310	$125,242	$116,612
Basic net income per share as reported	0.20	0.18	0.51	0.54
Pro forma basic net income per share	0.19	0.15	0.47	0.47
Diluted net income per share as reported	0.20	0.17	0.49	0.51
Pro forma diluted net income per share	0.18	0.15	0.46	0.45
Weighted average fair value of options issued	$—	$7.70	$4.94	$8.41
Expected life (years)	4.7	4.9	4.7	4.9
Risk-free interest rate	3.9%	3.7-4.5%	3.8-4.4%	3.1-4.6%
Expected volatility	25%	26%	25%	26%
Dividend yield	0%	0%	0%	0%
     Valuations are based on highly subjective assumptions about the future, including stock price volatility and exercise patterns. During the fourth quarter of 2004, it was determined that our stock option expense valuations did not include the impact of forfeitures in the report of the fair value of compensation expense. Accordingly, the amount of total stock-based employee compensation expense determined under the fair value based method previously reported for the three months ended September 30, 2004, was reduced by $267 and for the nine months ended September 30, 2004, was reduced by $802 to reflect the impact of forfeitures.
(5) Revenues and Cost of Sales:
     Revenues and the related cost of sales are recognized when title to our products and the risks and rewards of ownership pass to our customers and when provisions for revenue dilution items, including chargebacks, returns, shelf stock adjustments, discounts, promotional allowances, rebates, reimbursements relating to Medicaid and Medicare and other allowances are reasonably determinable. No material revisions were made to the methodology used in determining these provisions during the nine months ended September 30, 2005. The reserve balances related to these provisions are included in the following balance sheet accounts:

	September 30,	December 31,
	2005	2004
Accounts receivable	$167,726	$147,330
Accrued expenses	174,859	127,240

Total sales returns and allowances reserves	$342,585	$274,570

(6) Inventories:
     Inventories consist of the following:

	September 30,	December 31,
	2005	2004
Raw materials	$213,305	$194,183
Work-in-process	83,252	81,202
Finished goods	260,282	249,259

Total inventories	$556,839	$524,644

     As of September 30, 2005, we had approximately $30,262 in inventories, primarily raw materials, relating to products pending launch while we await receipt of final FDA or foreign governmental marketing approval and/or satisfactory resolution of patent infringement litigation. Approximately 78% of our pre-launch inventories represent inventories for fluticasone, for which the brand product’s patent protection has expired and we are awaiting regulatory approval in the U.S. to sell our generic equivalent. On October 28, 2005, we received final Mutual Recognition Procedure approval to sell fluticasone in eleven countries across Europe and had already received approval in the U.K. During the first quarter of 2005, we reclassified $17,147 of pre-launch inventory to long-term assets, which is classified as a deposit since the inventory is not expected to be saleable in the next year, but the vendor has an obligation to refresh the inventory if it is expired when we are ready to launch. Depending upon the outcome of patent litigation, we may not be able to launch the product until 2011. This amount will be tested for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.
(7) Acquisition:
     On May 11, 2005, we completed our acquisition of PSI Holdings, Inc., the parent company of Phoenix Scientific, Inc. (Phoenix), a generic veterinary pharmaceutical manufacturing company by purchasing the outstanding securities of PSI Holdings, Inc., for 4,059 shares of our common stock, valued at $75,166 and $196,742 in cash. The total purchase price, including acquisition costs of $1,340 less cash acquired of $2,068, was $271,180. Phoenix manufactures and develops veterinary pharmaceutical products for the animal healthcare industry throughout the United States. We acquired Phoenix to integrate our existing veterinary operations with Phoenix to form IVX Animal Health, Inc. and to expand our veterinary operations. Prior to acquisition, Phoenix had outstanding $150,000 of senior secured notes, bearing interest at 11.5%, with a maturity date of October 1, 2009. The effective interest rate on these notes was 13.4%. Prior to the close of the acquisition, Phoenix called the notes for redemption. Based upon the date of redemption, under the terms of the indenture governing the notes, Phoenix was required to pay a premium for redemption of these notes. On May 16, 2005, Phoenix’ 11.5% senior secured notes were redeemed at the principal amount, plus the redemption premium of $13,800, which was accrued in the opening balance sheet, and accrued interest of $2,156. The preliminary allocation of the purchase price is subject to adjustment based on receipt of final information on the fair value of assets acquired and liabilities assumed, including final determination of the liability for restructuring. The operating results of Phoenix are included in the consolidated financial statements subsequent to the May 11, 2005, acquisition date.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition, the purchase price paid and resulting goodwill.

Current assets, excluding cash acquired	$69,355
Property, plant and equipment	28,582
Intangible assets	27,520
Other assets	250

Total assets acquired	125,707

Current liabilities	27,842
Long-term debt	176,085

Total liabilities assumed	203,927

Net liabilities assumed	$(78,220)

Purchase price:
Cash paid, net of cash acquired	$194,674
Acquisition costs	1,340
Fair market value of stock issued	75,166

Total	$271,180

Goodwill	$349,400

     Phoenix’ results of operations prior to the acquisition were not significant in relation to our consolidated results of operations.
(8) Intangible Assets:
     Intangible assets consist of the following:

	September 30, 2005		December 31, 2004
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Patents and related licenses	$78,104	$55,855	$76,867	$55,494
Trademarks	160,969	36,596	146,107	30,042
Licenses and other intangibles	252,081	83,984	217,799	45,589

Total	$491,154	$176,435	$440,773	$131,125

Unamortized intangible assets:
Trademarks and product registrations	$52,594		$26,946

     During the first quarter of 2005, we reclassified our product registration intangible assets in one Latin American country with a recorded book value of $3,317 from indefinite-lived to definite-lived due to a change in regulatory requirements. These intangible assets are now being amortized over their five-year estimated remaining useful lives. Intangible assets amortization expense is estimated to be $7,014 for the remainder of 2005, $28,368 in 2006, $30,306 in 2007, $28,639 in 2008 and $28,578 in 2009.

(9) Debt:
     On February 23, 2005, we completed an exchange offer in which we exchanged each $1,000 principal amount of our 1.5% convertible senior notes (Old 1.5% Notes) for $1,000 principal amount of our 1.5% convertible senior notes (New 1.5% Notes) and a one-time cash payment equal to $2.50 per $1,000 principal amount of such Old 1.5% Notes. The New 1.5% Notes are substantially identical to the Old 1.5% Notes except that the New 1.5% Notes contain a “net share settlement” feature under which we committed to pay up to the principal amount of the New 1.5% Notes in cash upon conversion. By committing to pay up to the principal amount of the New 1.5% Notes in cash upon conversion, we were able to account for the New 1.5% Notes under the “treasury stock” method, which is generally expected to be less dilutive to earnings per share than the “if-converted” method prescribed by Emerging Issues Task Force (EITF) Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share. The “treasury stock” method only requires inclusion of the shares to be delivered upon conversion if our common stock is trading at a price in excess of the conversion price based on the average trading price during the preceding quarter and then only to the extent the conversion value is greater than the principal amount of the New 1.5% Notes. We generally expect that since fewer shares will be included in the number of fully diluted shares outstanding under the New 1.5% Notes based on this calculation than would be included for the Old 1.5% Notes under the “if-converted” method when dilutive, our diluted earnings per share will be greater. We accepted $399,000 of our Old 1.5% Notes in the exchange offer and, as a result, only $1,000 principal amount of the Old 1.5% Notes currently remain outstanding.
     During the second quarter of 2005, we repurchased $15,000 of the New 1.5% Notes due in 2024 for $14,312, plus accrued interest of $43, and wrote off debt issuance costs of $326, resulting in a gain on extinguishment of debt of $362.
     On May 9, 2005, we issued $350,000 of our 1.5% convertible senior notes due 2025 (1.5% Notes) to certain qualified institutional buyers. After expenses, we received net proceeds of approximately $341,690. A portion of the net proceeds from this offering were used to acquire Phoenix, as discussed under Note 7, Acquisition, and the remaining net proceeds were used for general corporate purposes. Under certain circumstances, the 1.5% Notes are convertible into cash and, if applicable, shares of our common stock based on an initial conversion rate, subject to adjustment, of 44.0009 shares of our common stock per $1,000 of principal amount. This ratio results in an initial conversion price of approximately $22.73 per share. Upon the occurrence of certain fundamental changes, holders may be entitled to an adjustment to the applicable conversion rate if they elect to convert their notes within a certain period of time following the occurrence of the fundamental change. We may redeem the 1.5% Notes on or after May 15, 2012. Beginning with the six-month period commencing on May 15, 2012, in addition to the stated interest of 1.5%, we will pay contingent interest of 0.25% of the market value of the 1.5% Notes if, during specified testing periods, the average trading price of the 1.5% Notes is 120% or more of the principal value. In addition, holders of the 1.5% Notes may require us to repurchase the notes at 100% of the principal amount on each of May 15, 2012, 2015, and 2020, and upon certain events.
     The Old 1.5% Notes, the New 1.5% Notes and the 1.5% Notes can be converted prior to the stated maturity under the following circumstances:
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
     The aggregate value (Net Share Conversion Value) of the cash and, if applicable, shares of our common stock per $1,000 principal amount of New 1.5% Notes or 1.5% Notes that will be received upon conversion by a holder will be equal to the product of:
•	the conversion rate then in effect; and

•	the average of the daily volume-weighted average price per share of our common stock for each of the 10 consecutive trading days beginning on the second trading day immediately following the day the notes are tendered for conversion (10-day Weighted Average Price).
     We will deliver the Net Share Conversion Value of the notes surrendered for conversion to converting holders as follows:
•	a cash amount (Principal Return) equal to the lesser of (1) the aggregate Net Share Conversion Value of the notes to be converted or (2) the aggregate principal amount of the notes to be converted; and

•	if the aggregate Net Share Conversion Value of the notes to be converted is greater than the Principal Return, an amount in whole shares equal to (1) the aggregate Conversion Value less the Principal Return and (2) a cash amount in lieu of any fractional shares of our common stock.
     Shares underlying the 1.5% Notes were included in our calculation of diluted earnings per share because our share price as of September 30, 2005, was above the conversion price.
     The Old 1.5% Notes do not contain a Net Share Conversion Value mechanism.
     On May 16, 2005, the 11.5% senior secured notes of Phoenix were redeemed at the principal amount of $150,000, plus the redemption premium of $13,800, which was accrued in the opening balance sheet, and accrued interest of $2,156. (See Note 7, Acquisition).
     Based on a calculation performed as of September 30, 2005, on October 3, 2005, our 1.875% convertible senior notes due 2024 (1.875% Notes) became convertible in accordance with their terms at the option of the holders and will remain convertible through December 31, 2005. The 1.875% Notes are currently convertible at a rate of 48.1301 shares of our common stock per $1,000 principal amount of the notes, which is equal to a conversion price of approximately $20.78 per share. Upon conversion, the holder of each 1.875% note will receive the conversion value of the note payable in cash up to the principal amount of the note and any excess over the principal amount will be payable in shares of our common stock. As of September 30, 2005, the aggregate principal amount of the 1.875% Notes outstanding was $333,000, which has been reclassified to the “Current portion of long-term debt” and the related unamortized debt issuance costs of $3,276 has been reclassified from “Other assets” to “Other current assets” in the accompanying consolidated balance sheet. Any determination regarding the convertibility of the 1.875% Notes during future periods will be made in accordance with the terms of the Indenture governing the 1.875% Notes.
     On October 27, 2005, our shareholders approved our acquisition by TEVA. This approval constituted a “change in control” under the terms of the Indenture governing our 4.5% convertible senior notes due 2008. Pursuant to the Indenture, we are required to offer to repurchase our 4.5% convertible senior notes due 2008 at a purchase price equal to the principal amount of the notes repurchased plus accrued and unpaid interest through the repurchase date. We expect to commence our offer during the fourth quarter of 2005. As of September 30, 2005, we had approximately $283,900 in outstanding principal amount of our 4.5% convertible senior notes due 2008, which has been reclassified to the “Current portion of long-term debt” and the related unamortized debt issuance costs of $2,808 has been reclassified from “Other assets” to “Other current assets” in the accompanying consolidated balance sheet. Additionally, upon completion of our acquisition by TEVA, we will be required to offer to repurchase all of our other outstanding convertible notes at a purchase price equal to the principal amount of the notes repurchased plus accrued and unpaid interest through the repurchase date.
(10) Income Taxes:
     The provision for income taxes consists of the following:

	Three Months		Nine Months
Period Ended September 30,	2005	2004	2005	2004
Current:
Domestic	$6,105	$14,059	$17,953	$32,080
Foreign	17,462	1,504	28,343	19,712
Deferred:
Domestic	1,557	(4,611)	7,846	(15,606)
Foreign	(1,392)	(14,310)	302	(19,092)

Total	$23,732	$(3,358)	$54,444	$17,094

     The tax provision for the nine months ended September 30, 2005, was determined using our estimated annual effective tax rate, which was less than the United States statutory rate primarily due to lower tax rates applicable to most of our operations outside of the United States and to reversal in the third quarter of 2005 of $3,600 of tax contingency reserves due to expiration during the quarter of the relevant statute of limitations. Payment of the current tax provision for the year ending December 31, 2005, will be reduced by $26,621 for domestic operations and $2,640 for foreign operations, representing the incremental impact of compensation expense deductions associated with non-qualified stock options exercised during the first nine months of 2005. These amounts were credited to “Capital in excess of par value” in the accompanying consolidated balance sheet. As of September 30, 2005, a domestic net deferred tax asset of $61,067 and an aggregate foreign net deferred tax asset of $20,251 are included in “Other current assets” and “Other assets,” respectively, in the accompanying consolidated balance sheets. Realization of the net deferred tax assets is dependent upon generating sufficient future domestic and foreign taxable income. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized.
(11) Stockholders’ Equity:
     On June 14, 2005, we retired 226 shares of our common stock, valued at $4,666, that were received as payment for stock options exercised.
(12) Retirement Plans:
     The components of net periodic pension costs and our contributions paid were as follows:

	Three Months		Nine Months
Period Ended September 30,	2005	2004	2005	2004
Service cost	$519	$585	$1,611	$1,424
Interest cost	265	298	823	726
Expected return on plan assets	(275)	(308)	(855)	(753)
Amortization of transition obligation	70	79	217	191

Net periodic pension cost	$579	$654	$1,796	$1,588

Employer contribution	$531	$365	$1,000	$1,327

     We expect to contribute $1,718 to the pension plan in 2005.

(13) Business Segment Information:

	Three Months		Nine Months
Revenues by Region
Period Ended September 30,	2005	2004	2005	2004
North America
External sales	$294,100	$212,371	$780,680	$604,409
Intersegment sales	465	431	1,478	4,885
Other revenues	437	148	1,750	1,953

Net revenues — North America	295,002	212,950	783,908	611,247

Europe
External sales	149,458	126,329	470,517	400,363
Intersegment sales	8,075	23,949	44,006	65,710
Other revenues	33,354	945	53,723	45,162

Net revenues — Europe	190,887	151,223	568,246	511,235

Latin America
External sales	93,496	81,686	278,427	230,748
Other revenues	1,104	1,490	1,776	2,284

Net revenues — Latin America	94,600	83,176	280,203	233,032

Corporate and other
External sales	42,456	10,614	91,034	36,217
Intersegment sales	(8,540)	(24,380)	(45,484)	(70,595)
Other revenues	3,323	5,503	8,705	7,103

Net revenues — Corporate and other	37,239	(8,263)	54,255	(27,275)

Consolidated net revenues	$617,728	$439,086	$1,686,612	$1,328,239

	Three Months		Nine Months
Profits by Region
Period Ended September 30,	2005	2004	2005	2004
Income before minority interest:
North America	$28,726	$22,597	$68,279	$63,772
Europe	21,836	4,671	32,400	42,885
Latin America	13,163	27,471	42,849	60,831
Corporate and other	(8,637)	(10,385)	(9,064)	(32,638)

Income before minority interest	55,088	44,354	134,464	134,850
Minority interest	274	24	5	(33)

Net income	$55,362	$44,378	$134,469	$134,817

	September 30,	December 31,
Long-Lived Assets:	2005	2004
North America	$354,657	$352,529
Europe	618,681	678,546
Latin America	537,864	522,195
Corporate and other	525,391	117,605

Total	$2,036,593	$1,670,875

Net Revenues by Therapeutic Category and Product Type
Nine Months Ended September 30,	2005	2004
Therapeutic category:
Respiratory
Proprietary and branded	$206,431	$177,083
Generic pharmaceutical	95,716	99,693

Total respiratory	302,147	276,776

Other
Proprietary and branded	373,100	277,381
Generic pharmaceutical	1,011,365	774,082

Total other	1,384,465	1,051,463

Total product type:
Proprietary and branded	579,531	454,464
Generic pharmaceutical	1,107,081	873,775

Total	$1,686,612	$1,328,239

     The following table displays the changes in the carrying amounts of goodwill by geographic region for the nine months ended September 30, 2005:

	Balance		Foreign	Balance
	December 31,		Exchange	September 30,
	2004	Acquisition	and Other	2005
North America	$1,472	$—	$—	$1,472
Europe	249,455	—	(56,595)	192,860
Latin America	384,557	—	13,327	397,884
Corporate and other	47,294	349,400	(100)	396,594

Consolidated goodwill	$682,778	$349,400	$(43,368)	$988,810

     During the third quarter of 2005, the preliminary fair value adjustments of assets acquired and liabilities assumed from the 2004 acquisition of Kutnowskie Zaklady Famaceutyczne “POLFA” SA (Polfa Kutno) resulted in an increase in property, plant and equipment in the amount of $7,928 and intangible assets in the amount of $32,692 with a corresponding reduction of goodwill. As a result of these adjustments depreciation expense increased by $731 and amortization expense by $1,368 for the three and nine months ended September 30, 2005. This preliminary allocation is subject to change based on receipt of final information concerning the fair values of assets acquired and liabilities assumed, including final determination of the liability for restructuring.
(14) Recently Issued Accounting Standards:
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
     Effective April 21, 2005, the Securities and Exchange Commission (SEC) issued an Amendment to Rule 4-01(a) of Regulation S-X regarding the compliance date for SFAS No. 123R. Under the amendment, registrants are required to file financial statements that comply with SFAS No. 123R the first quarter of the first fiscal year beginning after June 15, 2005. We intend to comply with SFAS No. 123R effective January 1, 2006. We expect that under the modified prospective method of adoption, during 2006 we will not be required to record additional compensation expense for awards granted under our 2004 Incentive Compensation Plan that were outstanding as of September 30, 2005, as all such awards are fully vested. On October 27, 2005, our shareholders voted to approve the proposed merger with TEVA. As a result, based on the terms of the plans, all unvested stock options outstanding under our 1997 Employee Stock Option Plan and our 1994 Stock Option Plan became vested. Accordingly, we do not expect that we will be required to record additional compensation expense during 2006 for stock options outstanding as of October 27, 2005, under the 1997 or 1994 plans. We also expect that compensation expense will be required to be recorded for future awards of share-based payments.
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
(15) Commitments and Contingencies:
     Commitments – As of September 30, 2005, we had approximately $8,449 of non-cancelable raw material purchase obligations. A substantial portion of this material is for use in production of our gabapentin products. As noted below under Patent Litigation, in the event the court determines that we infringed a valid patent of Warner-Lambert in our sales of gabapentin, among other things, we could be prevented from further sales of gabapentin until the patent expires in 2011.
     Legal Proceedings (currency amounts in thousands) – The following supplements and amends the discussion set forth under Item 3 – “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2004.
     Terazosin Litigation
     On December 21, 1998, an action purporting to be a class action, styled Louisiana Wholesale Drug Co. vs. Abbott Laboratories, Geneva Pharmaceuticals, Inc. and Zenith Goldline Pharmaceuticals, Inc., was filed against IVAX Pharmaceuticals, Inc. (IPI) and others in the United States District Court for the Southern District of Florida, alleging a violation of Section 1 of the Sherman Antitrust Act. Plaintiffs purport to represent a class consisting of customers who purchased a certain proprietary drug directly from Abbott Laboratories during the period beginning on October 29, 1998. Plaintiffs allege that, by settling patent-related litigation against Abbott in exchange for quarterly payments, the defendants engaged in an unlawful restraint of trade. The complaint seeks unspecified treble damages and injunctive relief. Eighteen additional class action lawsuits containing allegations similar to those in the Louisiana Wholesale case were filed in various jurisdictions between July 1999 and February 2001, the majority of which have been consolidated with the Louisiana Wholesale case. On March 13, 2000, the Federal Trade Commission (FTC) announced that it had issued complaints against, and negotiated consent decrees with, Abbott Laboratories and Geneva Pharmaceuticals arising out of an investigation of the same subject matter that is involved in these lawsuits. The FTC took no action against IPI. On December 13, 2000, plaintiffs’ motion for summary judgment on the issue of whether the settlement agreement constituted a per se violation of Section 1 of the Sherman Antitrust Act in the Louisiana Wholesale case was granted. On September 15, 2003, the United States Court of Appeals for the Eleventh Circuit reversed the order. On September 20, 2001, the District Court entered an order certifying the direct purchaser class and in early 2002, IPI entered into a settlement with the direct purchaser class. In November 2003, the appellate court also issued a ruling de-certifying the class. On remand and following class discovery, the District Court entered an order on June 23, 2004, denying the Direct Purchaser Plaintiffs’ renewed motion for class certification. In light of these orders, on August 31, 2004, we elected to terminate the Settlement Agreement with the direct purchasers and requested the return of the settlement payment less notice and Settlement Fund administrative fees. On February 16, 2005, IPI announced to the Court its willingness to re-enter into the settlement with the direct purchasers on substantially the same terms as the previous settlement, provided that the court certifies a settlement class of direct purchasers that is not materially different from the previously de-certified direct purchaser class. On February 25, 2005, the Court indicated its preliminary approval of a settlement containing these terms and provisions. On April 19, 2005, the Florida Federal Court entered an Order and Final Judgment specifically providing, inter alia, that IPI’s settlement with the direct purchasers is reaffirmed and remains in full force and effect. To date, sixteen of the actions naming IPI have either been settled or dismissed. Subsequent to the entry of the Court Order and Final Judgment, the plaintiff in one of those remaining actions, Daniels v. Abbott Laboratories, Case No. 00-CC-04975 in Superior Court, Orange County, California, moved the court for permission to pursue its claims against the defendants on behalf of a purported class of California indirect purchasers. The Company believes that any purported claims the California plaintiffs may have had against the Company were settled and extinguished pursuant to the Company’s indirect purchaser Settlement Agreement dated May 30, 2002, and the final judgment entered by the Florida Federal Court pursuant to that agreement. On October 31, 2005, the California court denied the plaintiffs’ request to lift the stay that is in place in that case. The defendants intend to seek Summary Judgment on the issue of whether plaintiffs’ claims have been extinguished by the Florida Federal court settlement. The defendants intend to vigorously defend against the plaintiff’s actions.
     Fen-Phen Litigation
     IPI has been named in a number of individual and class action lawsuits in both state and federal courts involving the diet drug combination of fenfluramine and phentermine, commonly known as “fen-phen.” Generally, these lawsuits seek damages for personal injury, wrongful death and loss of consortium, as well as punitive damages, under a variety of liability theories including strict products liability, breach of warranty and negligence. IPI did not manufacture either fenfluramine or phentermine, but did distribute the brand equivalent version of phentermine manufactured by Eon Labs Manufacturing, Inc. (Eon) and Camall Company. Although IPI had a very small market share, to date, IPI has been named in approximately 5,546 cases and has been dismissed from approximately 5,490 of these cases, with additional dismissals pending. IPI intends to vigorously defend all of the lawsuits, and while management believes that its defense will succeed, as with any litigation, there can be no assurance of this. Currently Eon is paying for approximately 50% of IPI’s costs in defending these suits and is fully indemnifying IPI against any damages IPI may suffer as a result of cases involving product manufactured by Eon. In the event Eon discontinues providing this defense and indemnity, IPI has its own product liability insurance. While IPI’s insurance carriers have issued reservations of rights, IPI believes that it has adequate coverage. As of September 1, 2004, claims made against us for the first time may not be afforded insurance coverage. Although it is impossible to predict with certainty the outcome of litigation, we do not believe this litigation will have a material adverse impact on our consolidated financial position or results of operations.
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
     IVAX was named as a defendant, along with other generic drug manufacturers, in The Commonwealth of Massachusetts vs. Mylan Laboratories, et al., filed in the United States District Court for the District of Massachusetts (Massachusetts Action). The Massachusetts Action alleges that through fraudulent and deceptive schemes thirteen manufacturers of generic pharmaceuticals caused Massachusetts to overpay pharmacies. The state seeks unspecified damages, including injunctive relief, restitution, treble damages, civil penalties, interest, attorney fees and investigation and litigation costs. The case is pending before the same judge that is handling the MDL. The defendants in the Massachusetts Action moved to dismiss the complaint and by order dated February 4, 2005, the Court denied the motion in part, granted the motion in part, and deferred ruling in part. On April 5, 2005, the Court dismissed the complaint for failure to plead with specificity the allegations of false and fraudulent representations. The Commonwealth of Massachusetts filed an amended complaint and motions to dismiss that complaint were subsequently denied on August 17, 2005. We intend to vigorously defend ourselves in this action.
     A number of states have filed actions against IVAX and IPI and other pharmaceutical companies alleging schemes to overcharge for prescription drugs. IVAX and IPI have been named as defendants in the following actions filed by the State of Wisconsin, the Commonwealth of Kentucky, the State of Alabama, the State of Illinois, the State of Florida and the State of Mississippi. IVAX and IPI were added as defendants in State of Wisconsin vs. Abbott Laboratories, Inc., et al., Circuit Court of Dane County, Case No. 04 CV 1709 on November 1, 2004. IVAX and IPI were named as defendants in Commonwealth of Kentucky vs. Alpharma, Inc., Franklin Circuit Court, Case No. 04-CI-1487 on November 4, 2004. IVAX and IPI were named as defendants in State of Alabama vs. Abbott Laboratories, Inc., et al., Circuit Court of Montgomery County, Case No. CV-2005-219 on January 26, 2005. IVAX and IPI were named as defendants in The People of the State of Illinois vs. Abbott Laboratories, Inc., Circuit Court of Cook County, Case No. 05CH02474 on February 7, 2005 and the State of Florida v. Alpharma, et al., Second Judicial Circuit in and for Leon County, Florida, Case Nos. 98-3032F and 03-CA1165A. IVAX and IPI were also added as defendants in the State of Mississippi v. Abbott Laboratories, Inc., et al., Chancery Court of Hinds County, Mississippi First Judicial District, Case No. G2005-2021 on October 20, 2005. In each of these actions, the States seek unspecified damages, including treble and punitive damages, interest, civil penalties and attorneys fees. The Wisconsin, Kentucky, Alabama and Illinois cases were removed to federal court on July 13, 2005, and have been identified to the Judicial Panel on Multidistrict Litigation for potential transfer to the MDL proceeding in Boston. The States of Kentucky and Illinois sought to remand the cases to state court, while the district court in Alabama and Wisconsin remanded these cases to their respective state courts. Motions to dismiss the complaints are pending in the Wisconsin, Kentucky and Illinois cases. A motion by defendants to dismiss the Alabama action was denied on October 13, 2005, and defendants’ motion for a more definite statement was granted in part, requiring the state to further clarify its actions. We intend to vigorously defend ourselves in these actions.
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
     In December 2002, the Secretary of State for Health, on behalf of itself and others, filed a civil claim for damages and interest against Norton Healthcare, Norton Pharmaceuticals and other defendants alleging that certain of their actions adversely affected competition in the sale and supply of warfarin in the United Kingdom between 1996 and 2000. This claim seeks damages against all defendants in the approximate aggregate amount of 27,527 Pounds Sterling (approximately $48,566 at the September 30, 2005, currency exchange rate), plus interest and costs.
     In December 2003, the Secretary of State for Health, on behalf of itself and others, filed a civil claim for damages and interest against Norton Healthcare, Norton Pharmaceuticals and other defendants alleging that certain of their actions adversely affected competition in the sale and supply of penicillin based antibiotics in the United Kingdom between 1996 and 2000. This claim seeks damages against all defendants in the approximate amount of 31,438 Pounds Sterling (approximately $55,466 at the September 30, 2005, currency exchange rate), plus interest and costs.
     In July 2004, the Secretary of State for Health, on behalf of itself and others, filed a civil claim for damages and interest against Norton Healthcare, Norton Pharmaceuticals and other defendants alleging that certain of their actions adversely affected competition in the sale and supply of ranitidine in the United Kingdom between 1996 and 2000. This claim seeks damages against all defendants in the approximate amount of 69,252 Pounds Sterling (approximately $122,181 at the September 30, 2005, currency exchange rate), plus interest and costs.
     On January 13, 2005, Norton Healthcare Limited and Norton Pharmaceuticals Limited were advised by the Scottish Ministers and Healthcare Trusts that they were considering whether to commence claims against Norton and other pharmaceutical companies for alleged anti-competitive practices arising out of the pricing and supply of warfarin, penicillin based antibiotics and ranitidine. These claims stem from the same conduct alleged by the United Kingdom Serious Fraud Office and the Secretary of State of Health in the above disclosed matters. On May 27, 2005, the Scottish Ministers initiated separate civil proceedings relating to warfarin, penicillin based antibiotics and rantidine and seek damages in the approximate amounts of 3,305 Pounds Sterling (approximately $5,831 at the September 30, 2005, currency exchange rate) plus interest and costs related to warfarin, 3,302 Pounds Sterling (approximately $5,826 at the September 30, 2005, currency exchange rate) plus interest and costs related to penicillin based antibiotics and 13,485 Pounds Sterling (approximately $23,792 at the September 30, 2005, currency exchange rate) plus interest and costs related to ranitidine. On August 26, 2005, the Claimants served an application to amend their Particulars of Claim to further seek exemplary damages and on September 2, 2005, leave to amend was granted.

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
     The Company and all of its directors were named as defendants in a purported Class Action Complaint filed on July 25, 2005, in the Circuit Court of the Eleventh Judicial Circuit in and for Dade County, Florida styled Kops v. IVAX Corporation, Betty G. Amos, et al. In this suit, the plaintiff alleges that the directors breached their fiduciary duties by, among other things, approving for allegedly grossly inadequate consideration the merger agreement entered into by the Company and Teva Pharmaceutical Industries Ltd. The suit sought to enjoin the defendants from proceeding with the proposed merger, to rescind the transaction if consummated and for the recovery of damages, including attorney fees. The Company and its directors served their motion to dismiss the complaint in its entirety and, in response, the plaintiff dismissed the complaint with prejudice on August 25, 2005. On August 29, 2005, an Order of Dismissal with prejudice was entered.
     Patent Litigation
     IPI filed Abbreviated New Drug Applications (ANDAs) under paragraph IV of the Hatch-Waxman Act to market and sell various strengths of generic gabapentin capsules and tablets, a product marketed by Warner-Lambert under the trademark Neurontin®. As a result of the filing of these ANDAs, Warner Lambert Company, Pfizer and Godecke Aktiengesellschaft filed three separate suits against us and our affiliates for patent infringement. These three consolidated actions are now pending in the United States District Court for the District of New Jersey. Civil Action No. 00-6073 was filed December 14, 2000, Civil Action No. 01-0193 was filed January 12, 2001, and Civil Action No. 01-1537 was filed February 3, 2001. The three suits have been consolidated in a multidistrict litigation in the District of New Jersey with several other cases brought by plaintiffs against other companies seeking to market generic gabapentin. We, along with the other defendants in the consolidated actions, moved for summary judgment of non-infringement and invalidity of Warner-Lambert’s patents on various grounds. Oral argument on these motions were held in November 2004. In August 2004, based on our decision to begin commercial sales of non-AB-rated gabapentin tablets, Warner-Lambert sought a temporary restraining order and a preliminary injunction in an effort to prevent us from doing so. Warner-Lambert’s request was denied, and we commenced commercial sale of our non-AB-rated gabapentin tablets on August 18, 2004. We also commenced commercial sales of the AB-rated gabapentin capsules on March 23, 2005 and the AB-rated gabapentin tablets on April 29, 2005 as a result of a settlement reached with the generic manufacturer awarded the exclusivity by the FDA. On August 22, 2005, the court granted summary judgment of non-infringement in favor of the defendants based on Warner-Lambert’s inability to meet its burden to prove infringement, both literally and under the doctrine of equivalents. While we expect to be successful in our continued defense against Warmer Lambert’s claims and any appeal that may be taken from the court’s decision, in the event the court ultimately determines that we infringed a valid patent of Warner-Lambert in our sales of gabapentin, it may result in an injunction against us preventing further sales and substantial damages which could exceed our profit or selling price for these products.
     Environmental Matters
     On July 16, 2003, API Industries, Inc. (API) received an EPA letter requesting API to submit a revised Solid Waste Management Unit (SWMU) Plan, including additional sampling and investigation elements, concerning the alleged presence of isopropyl ether (IPE) in its facility. On November 7, 2003, API filed its response to the EPA’s July 16, 2003, letter and submitted a revised SWMU Plan to cooperate with the agency. On April 27, 2004, the EPA requested API to further address certain groundwater contaminant issues, including monitoring and sampling, relating to the presence of IPE in its facility. On June 14, 2004, API responded to the EPA’s April 27, 2004, letter and submitted a revised SWMU Plan. On November 8, 2004, API received the EPA’s approval of the SWMU Plan Revision 3.0 dated November 2, 2004. API engaged in the necessary efforts to conduct the actions delineated in the referenced approved plan. API submitted its preliminary report to the EPA on August 31, 2005.
     On November 3, 2004, API received a Notice of Deficiency whereby the EPA stated that it is the agency’s position that one of the incinerators at the company’s plant must be decontaminated and closed pursuant to 40 CFR § 264.351. EPA bases its position on the company’s failure to present a Notice of Intent to Comply (NIC) with MACT for such incinerator (due in 1999). API agreed to submit a revised Closure Plan for EPA’s review and approval and a revised RCRA Part B application reflecting this closure was filed on February 15, 2005. On June 10, 2005, the EPA determined that the revised Part B permit application was technically complete.
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

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under the caption “Risk Factors” in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2004. The following discussion and analysis should be read in conjunction with the consolidated financial statements, the related Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2004, and the unaudited interim consolidated financial statements and the related notes to unaudited interim consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.
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
     On July 25, 2005, we entered into a definitive Agreement and Plan of Merger with TEVA Pharmaceutical Industries Ltd. (TEVA) providing for IVAX to be merged into a wholly-owned subsidiary of TEVA. Under the terms of the agreement, at the effective time of the merger, shares of our common stock will, at the election of the shareholder, be converted into either $26 in cash or 0.8471 ordinary shares of TEVA, which will trade in the United States in the form of American Depository Receipts (ADSs). The consideration receivable by our shareholders in the merger is subject to proration such that no more than one-half of such elections are for cash and no more than half are for TEVA ADSs. On October 27, 2005, our shareholders and TEVA’s shareholders approved the merger agreement and the merger, which we expect to close in late 2005 or early 2006. However, the completion of the merger remains subject to customary conditions, including, among others, regulatory approvals relating to antitrust or competition laws and regulations, compliance with the agreement, and no material adverse change to either TEVA or us. The merger agreement also contains certain termination rights for both us and TEVA, and further provides that, upon termination of the agreement under specified circumstances, we may be required to pay TEVA a termination fee of $200.0 million and an expense reimbursement fee of $5.0 million. During August 2005, due to the potential impact of the merger on certain of our employees, we implemented a retention program for certain U.S. employees and have accrued retention costs and other merger expenses of $10.2 million, which is included in “Merger expense” in the accompanying consolidated statements of operations for the three and nine month periods ended September 30, 2005.
Results of Operations
     Overview
     We generated strong revenue growth in the nine months ended September 30, 2005, principally due to sales of new products, increased demand for our base manufactured and distributed products in the United States and to our acquisitions of Corporacion Medco S.A.C. (Medco), Botica Torres de Limatambo S.A.C. (BTL) and Kutnowskie Zaklady Farmaceutyczne “POLFA” SA (Polfa Kutno) in 2004 and PSI Holdings, Inc., parent of Phoenix Scientific, Inc. (Phoenix) in the second quarter of 2005. However, our gross profit percentage decreased from 46% to 42% primarily due to significantly reduced pricing of metformin HCl Extended Release and glyburide metformin HCl, which were being sold under 6-month limited competition periods for part of the prior year period, other price reductions in North America and to lower margins associated with our sales as an authorized generic of oxycodone HCl controlled release tablets supplied by Purdue Pharma L.P. and OMJ Pharmaceuticals, Inc.’s Ultracet® and higher manufacturing costs in Western Europe. During the first nine months of 2005, we continued to invest in our future. We increased our investment in sales and marketing by $41.4 million as compared to the first nine months of 2004, an increase of 21%. The higher sales and marketing costs relate primarily to our business acquisitions in Europe and Latin America in 2004, additional promotion costs and sales force expenses related to the December 2004 launch of Albuterol HFA in a metered dose inhaler in the United States and higher promotional costs in Eastern Europe.
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
     During the third quarter of 2005, we amended our arrangement with Mayne Group Limited (Mayne) for the manufacturing, marketing and distribution of Paxene® in certain European countries terminating our future obligations in the third quarter of 2005. This resulted in the acceleration into the third quarter of 2005 of $15.0 million of other revenue that would otherwise have been recorded in the fourth quarter of 2005. See additional discussion below under Net Revenues and Gross Profit.
     As part of our ongoing business strategy, we seek to enter into collaborative alliances which we believe will allow us to maximize our drug discovery and development capabilities or provide us with intellectual property and technologies. Many of these alliances involve licenses to other companies relating to technologies or compounds under development and, in some cases, finished products. These licenses permit us to reduce our development costs and often involve the receipt of an up-front payment and fees upon completion of certain development milestones and also, generally, provide for royalties based on sales of the products. We have received significant payments in the past from these arrangements. We expect that milestone, developmental, royalty and other payments under existing and new collaboration and license agreements with other parties will continue to be an important part of our business. Our future net revenues and profits will depend and will fluctuate from period to period, in part, based upon our ability to replace or renew license fees, royalties and development service fees as the related agreements expire or are terminated. Our future net revenues and profits will also be impacted by our recently announced agreement with TEVA. We expect that our future net revenues and profits will also depend upon:
•	whether and when our proposed acquisition by TEVA will be consummated and the terms and conditions imposed in connection with such closing;

•	the impact of our acquisition by TEVA and/or regulatory issues arising from the proposed transaction on our relationships and agreements with third parties, including distributors, manufacturers, supplies and customers;

•	the outcome and timing of legal proceedings, particularly those related to Hatch-Waxman Act exclusivity and patent infringement cases;

•	court and FDA decisions on exclusivity periods;

•	our ability to obtain and maintain FDA approval of our manufacturing facilities;

•	our ability to achieve the milestones specified in our license and development agreements;

•	our ability to manufacture, obtain and maintain a sufficient supply of products to meet market demand, retain our customers and meet contractual deadlines and terms;

•	our ability to develop and rapidly introduce new products and to introduce existing products into new territories;

•	the timing of regulatory approval of such products;

•	the availability and cost of raw materials required to manufacture such products;

•	market acceptance and demand for new pharmaceutical products or alternative formulations of existing pharmaceutical products we may develop or sell;

•	our ability to manufacture such products efficiently;

•	the number and timing of regulatory approvals of competing products;

•	the impact of competition from brand name companies that sell or authorize the sale of their own generic products or successfully extend the exclusivity period of their branded products;

•	the impact of competitive pricing pressures within the generic pharmaceutical industry;

•	the impact of health care reform initiatives in the United States and abroad, particularly as governments seek to contain increases in the costs of health care;

•	the impact of pharmaceutical industry regulations or pending legislation that could affect the pharmaceutical industry;

•	the timing of clinical trials and other research and development expenses;

•	our ability to forecast inventory levels and trends at our customers and their end-customers; and

•	our and our competitors’ pricing and chargeback policies.
     We are continuing to spend a substantial amount of management time and resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new Securities and Exchange Commission regulations and the American Stock Exchange rules. In particular, Section 404 of the Sarbanes-Oxley Act requires management’s annual review and evaluation of our internal control systems, and attestations as to the effectiveness of these systems by our independent registered public accounting firm. Included in our Annual Report on Form 10-K for the year ended December 31, 2004, were a report of our management on the effectiveness of internal controls and a related attestation report of our independent registered public accounting firm. We expect to continue to expend significant management time and resources documenting and testing our internal control systems and procedures. If we fail to maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to maintain an effective internal control environment could have a material adverse effect on us.

     Net Revenues and Gross Profit
     The composition of the change in net revenues for the three and nine months ended September 30, 2005, compared to 2004, by region is as follows (in millions):

	Three Months			Nine Months
	2005	2004	% Change **	2005	2004	% Change **
North America	$295.0	$213.0	39%	$783.9	$611.2	28%
Europe	190.9	151.2	26%	568.2	511.2	11%
Latin America	94.6	83.2	14%	280.2	233.0	20%
Corporate and other	37.2	(8.3)	*	54.3	(27.2)	*

Total net revenues	$617.7	$439.1	41%	$1,686.6	$1,328.2	27%

*	Not meaningful

**	% change based on unrounded numbers
     The composition of the change in the provisions for sales returns and allowances for the three and nine months ended September 30, 2005, compared to 2004, by region is as follows (in millions):

	Three Months			Nine Months
	2005	2004	% Change*	2005	2004	% Change*
North America	$262.6	$210.6	25%	$679.5	$579.2	17%
% of gross product sales	47%	50%		47%	49%

Europe	14.9	15.9	(7)%	48.5	45.2	7%
% of gross product sales	9%	10%		9%	9%

Latin America	21.7	16.5	31%	59.4	41.0	45%
% of gross product sales	19%	17%		18%	15%
* % change based on unrounded numbers
     The composition of the components of the variance in net revenues for the three and nine months ended September 30, 2005, compared to 2004, by region is as follows (in millions):

	Three Months				Nine Months
	Product Sales		Other	Currency	Product Sales		Other	Currency
	Price	Volume	Revenue	Exchange	Price	Volume	Revenue	Exchange
North America	$(21.0)	$103.4	$(0.4)	$—	$(81.2)	$254.3	$(0.4)	$—
Europe	3.6	5.7	28.8	1.6	9.5	22.4	4.2	20.9
Latin America	(0.5)	8.4	(0.5)	4.0	9.5	32.9	(0.7)	5.5
     The increase in North American net revenues during the three and nine months ended September 30, 2005, as compared to the prior year periods was primarily due to volume increases of our base manufactured and distributed products and sales of new generic products, partially offset by significantly reduced pricing of metformin HCl Extended Release and glyburide metformin HCl, which were being sold under 6-month limited competition periods for part of the prior year-to-date period, and other price reductions. We anticipate that pricing and competitive pressures will continue to adversely impact our revenues and gross profit from sales of generic pharmaceutical products in North America. Our agreement to distribute oxycodone HCl controlled release tablets supplied by Purdue Pharma was terminated by Purdue on October 18, 2005. To the extent any such product previously sold by us is returned to us we would be required to reverse the revenue recognized in connection with the sale, net of any applicable allowances. We do not, however, expect any such returns or revenue reversals to have a material impact on our reported net income or gross profit.

     The increase in European net revenues during the three months ended September 30, 2005, was primarily due to other revenue earned under a collaboration agreement with Mayne Group Limited for the manufacturing, marketing and distribution of Paxene® in certain European countries and to sales of Polfa Kutno, that we acquired in the fourth quarter of 2004. During the second quarter of 2005, we renegotiated our arrangement with Mayne to provide Mayne with an exclusive license in perpetuity of the marketing rights for Paxene® in the same countries and received $39.0 million during the second quarter of 2005, which, after deduction of a related intangible asset, resulted in a net gain of $35.1 million. That gain was deferred as of the June 10, 2005, signing date due to certain obligations we had through December 31, 2005. As of June 30, 2005, deferred revenue under the Mayne arrangement totaled $30.1 million. The deferred revenue was being recognized evenly in other revenue through December 31, 2005. During the third quarter of 2005, we amended the arrangement with Mayne terminating our future obligations in the third quarter of 2005. This accelerated $15.0 million of other revenue into the third quarter of 2005 that would otherwise have been recorded in the fourth quarter of 2005. As a result, we recognized our entire remaining $30.1 million of deferred revenue under the Mayne arrangement in other revenues and gross profit during the third quarter of 2005, which represented approximately $21.0 million of our net income for the three months ended September 30, 2005. We expect to continue to receive earn-out payments under the agreement based upon sales of paclitaxel by Mayne in the licensed territory, albeit at rates significantly lower than the profit-sharing rates in the original agreement. We will continue to sell Paxene® and paclitaxel directly or through other distributors outside of the European territories licensed to Mayne. The increase in European net revenues during the nine months ended September 30, 2005, was primarily due to sales of Polfa Kutno and favorable effects of currency exchange rates.
     The increase in Latin American net revenues was primarily due to a full period of sales of Medco and BTL during 2005, which were acquired in the second quarter of 2004, and favorable effects of currency exchange rates.
     The change in Corporate and other net revenues was primarily due to the addition of sales by Phoenix, which we acquired in the second quarter of 2005.
     The change in our net revenues and gross profit for the three and nine months ended September 30, 2005, compared to 2004, is as follows (in millions):

	Three Months			Nine Months
	2005	2004	% Change*	2005	2004	% Change*
Net revenues	$617.7	$439.1	41%	$1,686.6	$1,328.2	27%
Cost of sales (excludes amortization)	356.7	248.5	44%	986.1	713.7	38%

Gross profit	$261.0	$190.6	37%	$700.5	$614.5	14%

% of net revenues	42%	43%		42%	46%

*	% change based on unrounded numbers
     The decrease in our gross profit percentage (excluding amortization) for the three months ended September 30, 2005, as compared to the prior year period, was primarily due to significantly reduced pricing of metformin HCl Extended Release and glyburide metformin HCl, which were being sold under 6-month limited competition periods for part of the prior year-to-date period, and other price reductions in North America, and by the lower margins associated with our sales as an authorized generic of oxycodone HCl controlled release tablets supplied by Purdue Pharma L.P. and OMJ Pharmaceuticals, Inc.’s Ultracet® partially offset by the favorable impact of other revenue recognized under our arrangement with Mayne. The decrease in our gross profit percentage for the nine months ended September 30, 2005, as compared to the prior year period, was primarily due to significantly reduced pricing of metformin HCl Extended Release and glyburide metformin HCl and other price reductions in North America, by the lower margins associated with our sales of oxycodone HCl and OMJ Pharmaceuticals, Inc.’s Ultracet® and higher manufacturing costs in Western Europe. Amortization of intangibles related to acquired developed drugs is not included in cost of sales.
     Operating Expenses
     The composition of the change in operating expenses for the three and nine months ended September 30, 2005, compared to 2004, is as follows (in millions):

	Three Months			Nine Months
	2005	2004	% Change **	2005	2004	% Change **
Selling	$77.4	$66.5	16%	$235.8	$194.3	21%
% of net revenues	13%	15%		14%	15%

General and administrative	51.4	40.4	27%	134.8	120.5	12%
% of net revenues	8%	9%		8%	9%

Research and development	34.9	33.6	4%	104.5	104.7	0%
% of net revenues	6%	8%		6%	8%

Amortization	8.3	5.5	51%	22.1	16.4	35%
Restructuring	1.3	0.5	*	4.5	1.1	*
Merger expense	10.2	—	*	10.2	—	*

Total operating expenses	$183.5	$146.5	25%	$511.9	$437.0	17%

*	Not meaningful

**	% change based on unrounded numbers
     The increase in selling expenses was primarily attributable to an increase in sales and marketing costs relating to our business acquisitions in Europe and Latin America in the second and fourth quarters of 2004, additional promotion costs and sales force expenses related to the December 2004 launch of Albuterol HFA in a metered dose inhaler in the United States and higher promotional costs in Eastern Europe.
     The increase in general and administrative expenses was primarily attributable to the expenses of businesses acquired in 2004 and the second quarter of 2005 and increased legal fees in Europe, which, for the nine months ended September 30, 2005, were partially offset by a $3.5 million legal settlement received in the first quarter of 2005 in connection with a business we acquired in 2003.
     Our research and development expenses for the three and nine months ended September 30, 2005, were essentially level with the prior year periods. We expect our research and development expenditures to generally remain at current levels during the remainder of 2005. Our future level of research and development expenditures will depend on, among other things, the outcome of clinical testing of products under development, the timing and impact of patent challenges and litigation, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions, collaborative alliances and liquidity.
     We incurred $4.5 million of restructuring costs during the nine months ended September 30, 2005, consisting primarily of employee termination benefits in our European Division. We expect to incur approximately $0.2 million of additional restructuring costs in Europe in the fourth quarter of 2005. On completion of the restructuring, we expect to achieve annual savings of $6.0 million, although there can be no assurance these anticipated savings will be achieved at this level or at all.
     During August 2005, due to the potential impact of the merger on certain of our employees, we implemented a retention program for certain U.S. employees and have accrued retention costs and other merger expenses of $10.2 million during the three and nine months ended September 30, 2005.

Other Income (Expense)
     The composition of the change in other income (expense) for the three and nine months ended September 30, 2005, compared to 2004, is as follows (in millions):

	Three Months			Nine Months
	2005	2004	% Change *	2005	2004	% Change *
Interest income	$4.2	$1.6	166%	$10.5	$3.9	172%
Interest expense	(10.1)	(9.1)	11%	(28.4)	(40.3)	(30)%
Other income, net	7.2	4.5	61%	18.1	10.8	67%

Total other income (expense)	$1.3	$(3.0)	143%	$0.2	$(25.6)	101%

*	% change based on unrounded numbers
     The increase in interest income for the three and nine months ended September 30, 2005, was primarily due to higher levels of cash and marketable securities on hand during 2005 than in 2004. The decrease in interest expense for the nine months ended September 30, 2005, was primarily due to the redemption of our 5.5% convertible senior subordinated notes due 2007 (5.5 % Notes) in the second quarter of 2004, the repurchase of a portion of our 4.5% convertible senior subordinated notes due 2008 (4.5% Notes) in the fourth quarter of 2004 and the issuance at lower interest rates of our 1.5% convertible senior notes due 2024 (Old 1.5% Notes and New 1.5% Notes) in the first quarter of 2004 and our 1.875% convertible senior notes due 2024 (1.875% Notes) in the fourth quarter of 2004. On May 9, 2005, we issued $350.0 million of 1.5% convertible senior notes due 2025 (1.5% Notes). See Liquidity and Capital Resources for additional information related to the 1.5% Notes.
     Other income, net increased $7.3 million for the nine months ended September 30, 2005, compared to the same period of the prior year. During the first nine months of 2005, we recorded $4.1 million of foreign currency gains compared to $0.8 million of foreign currency losses in the same period of the prior year. In addition, during the first nine months of 2005, we realized $0.4 million of gains on the repurchase of our convertible senior notes. During the first nine months of 2005, we earned $11.5 million of royalty and other payments recorded as additional consideration for the 1997 sale of Elmiron® to Ortho-McNeil Pharmaceutical, Inc. compared to $10.6 million in the same period of the prior year.
     Net Income
     The change in our net income and earnings per share for the three and nine months ended September 30, 2005, compared to 2004, is as follows (in millions, except per share data):

	Three Months			Nine Months
	2005	2004	% Change*	2005	2004	% Change*
Net income	$55.4	$44.4	25%	$134.5	$134.8	0%

	Three Months			Nine Months
	2005	2004	% Change*	2005	2004	% Change*
Earnings per common share:
Basic	$0.20	$0.18	11%	$0.51	$0.54	(6)%

Diluted	$0.20	$0.17	18%	$0.49	$0.51	(4)%

*	% change based on unrounded numbers
     See above for discussion of the amendment of our arrangement with Mayne under Net Revenues and Gross Profit and the impact of the related revenue recognition on our net revenues and net income for the three months ended September 30, 2005.

Foreign Currency
     During the nine months ended September 30, 2005, sales by subsidiaries located outside the United States accounted for approximately 48% of our worldwide sales. The majority of these sales were denominated in currencies of the local country. As such, our reported profits and cash flows are exposed to changing currency exchange rates. If the United States dollar weakens relative to the foreign currency, the earnings generated in the foreign currency will, in effect, increase when converted into United States dollars and vice versa. As a result of exchange rate differences, net revenues increased by $26.5 million for the nine months ended September 30, 2005, as compared to the same period in the prior year.
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
     Effective April 21, 2005, the Securities and Exchange Commission (SEC) issued an Amendment to Rule 4-01(a) of Regulation S-X regarding the compliance date for SFAS No. 123R. Under the amendment, registrants are required to file financial statements that comply with SFAS No. 123R the first quarter of the first fiscal year beginning after June 15, 2005. We intend to comply with SFAS No. 123R effective January 1, 2006. We expect that under the modified prospective method of adoption, during 2006 we will not be required to record additional compensation expense for awards granted under our 2004 Incentive Compensation Plan that were outstanding as of September 30, 2005, as all such awards are fully vested. On October 27, 2005, our shareholders voted to approve the proposed merger with TEVA. As a result, based on the terms of the plans, all unvested stock options outstanding under our 1997 Employee Stock Option Plan and our 1994 Stock Option Plan became vested. Accordingly, we do not expect that we will be required to record additional compensation expense during 2006 for stock options outstanding as of October 27, 2005, under the 1997 or 1994 plans. We also expect that compensation expense will be required to be recorded for future awards of share-based payments.
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
Liquidity and Capital Resources
     Working capital was $610.1 million at September 30, 2005, compared to $943.2 million at December 31, 2004. Cash and cash equivalents were $309.2 million at September 30, 2005, compared to $392.0 million at December 31, 2004. Short-term marketable securities were $260.4 million at September 30, 2005, compared to $6.1 million at December 31, 2004.
     Net cash of $192.4 million was provided by operating activities during the first nine months of 2005 compared to $87.0 million provided by operating activities during the same period of the prior year. The increase in cash provided by operating activities for the nine months ended September 30, 2005, compared to the same period of the prior year was primarily due to our inventories growing at a slower rate than our cost of sales. During 2004, we built inventory levels of gabapentin for our expected launch, which occurred in August 2004. As of September 30, 2004, we still had substantial quantities on-hand. In addition, during the first quarter of 2005 we reclassified $17.1 million of pre-launch inventory to long-term assets, which is classified as a deposit since the inventory is not expected to be saleable in the next year, but the vendor has an obligation to refresh the inventory if it is expired when we are ready to launch. This and our other pre-launch inventories use operating cash and will not generate cash inflows unless such products receive regulatory approval and are launched prior to expiration or we find an alternative use for these inventories. From 2004 to 2005, our sales returns and allowances included in accrued expenses grew at a rate twice as high as the rate of growth from 2003 to 2004, reflecting the increasing growth rate in our third quarter sales comparing the same periods. In addition, our deferred tax assets increased from December 31, 2003, to September 30, 2004, due in part to the planned merger of two of our Chilean subsidiaries in 2004, whereas our net deferred tax assets decreased during the nine months ended September 30, 2005, due primarily to new temporary differences related to the Old 1.5% Notes and the New 1.5% Notes due 2024, the 1.875% Notes due 2024 and the 1.5% Notes due 2025. During the nine months ended September 30, 2005, we also received a larger tax benefit from increased stock option exercises than in the same period of the prior year due in part to the prevailing market price of our common stock.
     Net cash of $483.0 million was used by investing activities during the first nine months of 2005 compared to $181.5 million used during the same period of the prior year. Our capital expenditures were $59.7 million compared to $85.9 million during the same period of the prior year. Our net purchases of marketable securities were $130.5 million higher than in 2004 due to higher levels of cash on hand.
     On May 11, 2005, we acquired Phoenix, a generic veterinary pharmaceutical manufacturing company, for 4.1 million shares of our common stock, valued at $75.2 million and $196.7 million in cash. The total purchase price, including acquisition cost of $1.3 million less cash acquired of $2.1 million, was $271.2 million. Phoenix manufactures and develops veterinary pharmaceutical products for the animal healthcare industry throughout the United States. We acquired Phoenix to integrate our existing veterinary operations with Phoenix to form IVX Animal Health, Inc. and to expand our veterinary operations. Prior to acquisition, Phoenix had outstanding $150.0 million of senior secured notes, bearing interest at 11.5%, with a maturity date of October 1, 2009. The effective interest rate on these notes was 13.4%. Prior to the close of the acquisition, Phoenix called the notes for redemption. Based upon the date of redemption, under the terms of the indenture governing the notes, Phoenix was required to pay a premium for redemption of these notes. On May 16, 2005, Phoenix’ 11.5% senior secured notes were redeemed at the principal amount, plus the redemption premium of $13.8 million and accrued interest of $2.2 million.
     Net cash of $219.0 million was provided by financing activities during the first nine months of 2005 compared to $140.2 million provided during the same period of the prior year. The increase in cash provided by financing activities was primarily due to cash received from stock option exercises.
     On February 23, 2005, we completed an exchange offer in which we exchanged each $1,000 principal amount of our Old 1.5% Notes for $1,000 principal amount of the New 1.5% Notes and a one-time cash payment equal to $2.50 per $1,000 principal amount of such Old 1.5% Notes. The New 1.5% Notes are substantially identical to the Old 1.5% Notes, including as to convertibility, except that the New 1.5% Notes contain a “net share settlement” feature under which we committed to pay up to the principal amount of the New 1.5% Notes in cash upon conversion. As a result, we were able to account for the New 1.5% Notes under the “treasury stock” method, which is generally expected to be less dilutive to earnings per share than the “if- converted” method prescribed by Emerging Issues Task Force (EITF) Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share. We accepted $399.0 million of our Old 1.5% Notes in the exchange offer and, as a result, only $1.0 million principal amount of the Old 1.5% Notes currently remain outstanding.

     During the second quarter of 2005, we repurchased $15.0 million of the New 1.5% Notes for $14.3 million, plus accrued interest of $0.04 million, and wrote off debt issuance costs of $0.3 million, resulting in a gain on extinguishment of debt of $0.4 million.
     On May 9, 2005, we issued $350.0 million of our 1.5% Notes due 2025 to qualified institutional buyers. After expenses, we received net proceeds of approximately $341.7 million. Under certain circumstances, the 1.5% Notes are convertible into cash and, if applicable, shares of our common stock based on an initial conversion rate, subject to adjustment, of 44.0009 shares of our common stock per $1,000 of principal amount. This ratio results in an initial conversion price of approximately $22.73 per share. Upon the occurrence of certain fundamental changes, holders may be entitled to an adjustment to the applicable conversion rate if they elect to convert their notes within a certain period of time following the occurrence of the fundamental change. We may redeem the 1.5% Notes on or after May 15, 2012. Beginning with the six-month period commencing on May 15, 2012, in addition to the stated interest of 1.5%, we will pay contingent interest of 0.25% of the market value of the 1.5% Notes if, during specified testing periods, the average trading price of the 1.5% Notes is 120% or more of the principal value. In addition, holders of the 1.5% Notes may require us to repurchase the notes at 100% of the principal amount on each of May 15, 2012, 2015, and 2020, and upon certain events. Holders of the notes may also require us to repurchase their notes upon the occurrence of certain specified corporate transactions. A portion of the net proceeds from this offering were used to acquired Phoenix, as discussed above, and the remaining net proceeds were used for general corporate purposes.
     Based on a calculation performed as of September 30, 2005, on October 3, 2005, our 1.875% convertible senior notes due 2024 (1.875% Notes) became convertible in accordance with their terms at the option of the holders and will remain convertible through December 31, 2005. The 1.875% Notes are currently convertible at a rate of 48.1301 shares of our common stock per $1,000 principal amount of the notes, which is equal to a conversion price of approximately $20.78 per share. Upon conversion, the holder of each 1.875% note will receive the conversion value of the note payable in cash up to the principal amount of the note and any excess over the principal amount will be payable in shares of our common stock. As of September 30, 2005, the aggregate principal amount of the 1.875% Notes outstanding was $333.0 million, which has been reclassified to the “Current portion of long-term debt” and the related unamortized debt issuance costs of $3.3 million has been reclassified from “Other assets” to “Other current assets” in the accompanying consolidated balance sheet. Any determination regarding the convertibility of the 1.875% Notes during future periods will be made in accordance with the terms of the Indenture.
     On October 27, 2005, our shareholders approved our acquisition by TEVA. This approval constituted a “change in control” under the terms of the Indenture governing our 4.5% convertible senior notes due 2008. Pursuant to the Indenture, we are required to offer to repurchase our 4.5% convertible senior notes due 2008 at a purchase price equal to the principal amount of the notes repurchased plus accrued and unpaid interest through the repurchase date. We expect to commence our offer during the fourth quarter of 2005. As of September 30, 2005, we had approximately $283.9 million in outstanding principal amount of our 4.5% convertible senior notes due 2008, which has been reclassified to the “Current portion of long-term debt” and the related unamortized debt issuance costs of $2.8 million has been reclassified from “Other assets” to “Other current assets” in the accompanying consolidated balance sheet. Additionally, upon completion of our acquisition by TEVA, we will be required to offer to repurchase all of our other outstanding convertible notes at a purchase price equal to the principal amount of the notes repurchased plus accrued and unpaid interest through the repurchase date.
     As of September 30, 2005, we had approximately $8.4 million of non-cancelable raw material purchase obligations. A substantial portion of this material is for use in production of our gabapentin products. As indicated in Note 15, Commitments and Contingencies – Patent Litigation, in the notes to unaudited interim consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, in the event the court determines that we infringed a valid patent of Warner-Lambert in our sales of gabapentin, among other things, we could be prevented from further sales of gabapentin until the patent expires in 2011.
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
     Our principal sources of short-term liquidity are existing cash and internally generated funds, which we believe will be sufficient to meet our operating needs and anticipated capital expenditures over the short term. For the long term, we intend to utilize principally internally generated funds, which are anticipated to be derived primarily from the sale of existing pharmaceutical products, pharmaceutical products currently under development and pharmaceuticals products we license or acquire. There can be no assurance that we will successfully complete products under development, that we will be able to obtain regulatory approval for any such products, or that any approved product will be produced in commercial quantities, at reasonable costs, and be successfully marketed or that we will acquire any such products. We can also not assure that we will have the necessary short-term liquidity required to repurchase any of our 4.5% Notes tendered for repurchase or the principal return on any of our 1.875% Notes tendered for conversion. To the extent that our sources of short-term liquidity are insufficient, we may consider issuing debt or equity securities in the future to fund our short-term or long-term liquidity requirements.
Income Taxes
     We recognized a $54.4 million tax provision for the nine months ended September 30, 2005, of which $28.6 million related to foreign operations. The tax provision for the nine months ended September 30, 2005, was determined using our estimated annual effective tax rate, which was less than the United States statutory rate primarily due to lower tax rates applicable to most of our operations outside of the United States and to reversal in the third quarter of 2005 of $3.6 million of tax contingency reserves due to expiration during the quarter of the relevant statute of limitations. Payment of the current tax provision for the year ending December 31, 2005, will be reduced by $26.6 million for domestic operations and $2.6 million for foreign operations, representing the incremental impact of compensation expense deductions associated with non-qualified stock options exercised during the first nine months of 2005. As of September 30, 2005, domestic net deferred tax assets totaled $61.1 million and aggregate foreign net deferred tax assets totaled $20.3 million. Realization of the net deferred tax assets is dependent upon generating sufficient future domestic and foreign taxable income. Although realization is not assured, we believe it is more likely than not that the net deferred tax assets will be realized. Our estimates of future taxable income are subject to revision due to, among other things, regulatory and competitive factors affecting the pharmaceutical industries in the markets in which we operate. Such factors are further discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2004.
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
     Revenue Provisions
     Revenue is recognized when title to our products and the risks and rewards of ownership pass to our customers and when provisions for revenue dilution estimates, including chargebacks, returns, shelf stock adjustments, discounts, promotional allowances, rebates, reimbursements relating to Medicaid and Medicare and other allowances are reasonably determinable. No material revisions were made to the methodology used in determining these provisions during the nine months ended September 30, 2005. Accruals for these provisions are presented in the Consolidated Financial Statements as reductions to “Accounts receivable” and within “Other current liabilities.” Accounts receivable are presented net of allowances relating to these provisions, which were $167.7 million at September 30, 2005, and $147.3 million at December 31, 2004. In addition, other current liabilities include $174.9 million at September 30, 2005, and $127.2 million at December 31, 2004, for revenue dilution estimates.
     Pre-launch Inventories
     As of September 30, 2005, we had approximately $30.3 million of inventories, primarily raw materials, related to certain products pending final approval and/or satisfactory resolution of litigation. Approximately 78% of our pre-launch inventories represent inventories for fluticasone, for which the brand product’s patent protection has expired and we are awaiting regulatory approval in the U.S. to sell our generic equivalent. On October 28, 2005, we received final Mutual Recognition Procedure approval to sell fluticasone in eleven countries across Europe and had already received approval in the U.K. During the first quarter of 2005, we reclassified $17.1 million of pre-launch inventory to long-term assets, which is classified as a deposit since the inventory is not expected to be saleable in the next year, but the vendor has an obligation to refresh the inventory if it is expired when we are ready to launch. Depending upon the outcome of patent litigation, we may not be able to launch the product until 2011. This amount will be tested for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.
     Impairment of Goodwill and Intangibles
     As of September 30, 2005, we determined through our estimates that no impairment of goodwill or intangible assets existed other than insignificant amounts that were written off to general and administrative expenses. We are continuing to monitor the intangibles related to our operations in France as competition in the generic pharmaceutical environment in this region remains strong and we continue to incur operating losses. Additionally, we are monitoring our Nasarel intangible asset as patents related to competitive brand products expire, new generic products are introduced and products are transitioned to over-the-counter, all of which could have an adverse impact on revenues and gross profit related to this product. We will continue to assess the carrying value of our goodwill and intangible assets in accordance with applicable accounting guidance.
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
     Legal Matters
     Legal charges are recorded for the costs anticipated to be incurred in connection with litigation and claims against us when we can reasonably estimate these costs. We intend to vigorously defend each of the lawsuits described in Note 13, Commitments and Contingencies, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2004, and in Note 15 in the Notes to Consolidated Financial Statements included in this Form 10-Q, but their respective outcomes cannot be predicted. Because of the inherent subjectivity involved in assessing the outcome of litigation and the potential that an adverse outcome in a legal proceeding could have a material impact on our financial position or results of operations, such estimates are considered to be critical accounting estimates. Any of such lawsuits or investigations, if determined adversely to us, could have a material adverse effect on our financial position and results of operations. Our ultimate liability with respect to any of these proceedings is not presently determinable.
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

Disclosure Regarding Forward-Looking Statements
     We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from any forward-looking statement which may have been deemed to have been made in this report or which are otherwise made by us or on our behalf. For this purpose any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” “continue” or “pursue,” or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Forward-looking statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among other things:
•	that a significant portion of net sales are made to major pharmaceutical and health care products distributors and major retail chains in the United States. Consequently, net sales and quarterly growth comparisons may be affected by fluctuations in the buying patterns of major distributors, retail chains and other trade buyers. These fluctuations may result from seasonality, pricing, wholesaler buying decisions or other factors;

•	that we may experience increased pricing pressures both in the United States and abroad from managed care organizations, institutions and government agencies and programs. In the United States, among other developments, consolidation among customers may increase pricing pressures and may result in various customers having greater influence over prescription decisions through formulary decisions and other policies;

•	the outcome and timing of legal and regulatory proceedings, particularly those related to Hatch-Waxman Act exclusivity and patent infringement cases;

•	that the change of control of IVAX or regulatory issues arising from our proposed merger with TEVA could affect our relationships and/or agreements with third parties, including distributors, manufacturers, suppliers and customers;

•	the diversion of management’s time and attention on issues related to the proposed merger with TEVA;

•	our ability to retain and hire qualified employees, especially in light of the pending merger with TEVA and costs incurred in implementing an appropriate retention plan;

•	that the proposed merger with TEVA may be delayed or may not occur at all, or if completed, significant adverse conditions could be imposed on the combined companies;

•	our ability to reduce our backlog and manufacture, obtain and maintain a sufficient supply of products to meet market demand, retain our customers and meet contractual deadlines and terms;

•	that we may increase sales and marketing costs and research spending above current levels;

•	our ability to obtain and maintain FDA approval of our manufacturing facilities, the failure of which could result in production stoppage or delays;

•	that recent media reports critical of the practices and oversight of many clinical testing facilities, including facilities at which clinical testing of our products has been undertaken, could result in greater state or Federal regulatory oversight of those facilities, a greater risk of lawsuits relating to the clinical testing of products in development or other developments which could increase the cost to us of clinical tests for our products in development or delay our timetable for product development;

•	the outcome and timing of any pending or future litigation or investigation (including patent litigation, AWP investigations, and the United Kingdom National Health Service claims), and the cost, expenses and possible diversion of management’s time and attention arising from such litigation or investigation;

•	difficulties in product development and uncertainties related to the timing or outcome of product development;

•	the availability on commercially reasonable terms of raw materials and other third-party sourced products;

•	our dependence on sole or limited source suppliers and the risk associated with a production interruption or shipment delays at such suppliers;

•	our ability to replace or renew license fees, royalties and development service fees as the related agreements expire or are terminated;

•	our ability to renew contracts with customers;

•	that many of the major pharmaceutical distributors have experienced downturns and financial constraints which could impact both our sales and the collectibility of our receivables and cause greater consolidation among our customers;

•	difficulties in complying with governmental regulations;

•	difficulties or delays in manufacturing products;

•	efficacy or safety concerns with respect to marketed products, whether or not scientifically justified, leading to recalls, withdrawals or declining sales;

•	our ability to obtain approval from the FDA to market new pharmaceutical products;

•	the acceptance of new products by the medical community as effective as alternative forms of treatment for indicated conditions;

•	the impact of new regulations or court decisions or actions by our competitors regarding the protection of patents and the exclusivity period for the marketing of branded drugs;

•	our ability to use inventory and raw materials in the manner initially intended or to find alternative uses, to the extent the inventory and raw materials relate to products pending final approval or satisfactory resolution of litigation, if such approval or resolution is not obtained;

•	our ability to fund or finance any repurchases of our 4.5% Notes or to pay cash amounts payable upon conversion of our 1.875% Notes and the impact of such repurchases or conversions on our working capital, including the risk that acceptable financing for any such payments may not be available on acceptable terms or upon short notice;

•	the impact of the adoption of certain accounting standards;

•	our success in acquiring or licensing proprietary technologies that are necessary for our product development activities;

•	the impact of political and economic instability in the countries in which we operate, particularly Venezuela and other Latin American countries;

•	our successful compliance with extensive, costly, complex and evolving governmental regulations and restrictions;

•	the use of estimates in the preparation of our financial statements and the possibility that those assumptions may prove to be incorrect, incomplete or may change;

•	our reliance on third-party data for many of our significant estimates;

•	our ability to continue to document, maintain and test the effectiveness of our internal control systems and procedures and implement any improvements that may be necessary in order for us to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002;

•	our ability to identify potential acquisitions and to successfully acquire and integrate such operations or products;

•	our ability to successfully compete in both the branded and generic pharmaceutical sectors;

•	trade buying patterns;

•	trends toward managed care and health care cost containment;

•	possible United States legislation or regulatory action affecting, among other things, pharmaceutical pricing and reimbursement, including Medicaid and Medicare;

•	interest rate and foreign currency exchange rate fluctuation; and

•	other risks and uncertainties detailed herein and from time to time in our Securities and Exchange Commission filings.
     The information in this Form 10-Q is as of September 30, 2005, or, where clearly indicated, as of the date of this filing. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. We also may make additional disclosures in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we may file from time to time with the Securities and Exchange Commission. Please also note that we provide a cautionary discussion of risks and uncertainties under the section entitled Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2004. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here could also adversely affect us.

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
     Our derivative activities, which primarily consist of foreign exchange forward contracts, are initiated primarily to hedge forecasted cash flows that are exposed to foreign currency risk. The foreign exchange forward contracts generally require us to exchange local currencies for foreign currencies based on pre-established exchange rates at the contracts’ maturity dates. As exchange rates change, gains and losses on these contracts are generated based on the change in the exchange rates that are recognized in the consolidated statement of operations at maturity, and offset the impact of the change in exchange rates on the foreign currency cash flows that are hedged. If the counterparties to the exchange contracts do not fulfill their obligations to deliver the contracted currencies, we could be at risk for currency related fluctuations. We enter into these contracts with counterparties that we believe to be creditworthy and do not enter into any leveraged derivative transactions. As of September 30, 2005, we had $17.1 million in foreign exchange forward contracts outstanding, primarily to hedge Euro-based operating cash flows against Pounds Sterling. If Pounds Sterling were to strengthen by 5% in relation to the Euro, our hedged foreign currency cash-flows expense would increase by $0.9 million, offset by a gain of $0.9 million on the derivative contracts, with a net effect of zero.
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
     Terazosin Litigation
     With respect to matters related to the purported class action styled Louisiana Wholesale Drug Co. vs. Abbott Laboratories, Geneva Pharmaceuticals, Inc. and Zenith Goldline Pharmaceuticals, Inc., subsequent to the entry of the Court Order and Final Judgment, the plaintiff in one of those remaining actions, Daniels v. Abbott Laboratories, Case No. 00-CC-04975 in Superior Court, Orange County, California, moved the court for permission to pursue its claims against the defendants on behalf of a purported class of California indirect purchasers. The Company believes that any purported claims the California plaintiffs may have had against the Company were settled and extinguished pursuant to the Company’s indirect purchaser Settlement Agreement dated May 30, 2002, and the final judgment entered by the Florida Federal Court pursuant to that agreement. On October 31, 2005, the California court denied the plaintiffs’ request to lift the stay that is in place in that case. The defendants intend to seek Summary Judgment on the issue of whether plaintiffs’ claims have been extinguished by the Florida Federal court settlement. The defendants intend to vigorously defend against the plaintiff’s action.
     Average Wholesale Price Litigation
     The State of Mississippi filed an action against IVAX and IPI and other pharmaceutical companies alleging schemes to overcharge for prescription drugs. IVAX and IPI were added as defendants in the case styled State of Mississippi v. Abbott Laboratories, Inc., et al., Chancery Court of Hinds County, Mississippi First Judicial District, Case No. G2005-2021 on October 20, 2005. We intend to vigorously defend ourselves in this action.
     The Wisconsin, Kentucky, Alabama and Illinois cases were removed to federal court on July 13, 2005, and have been identified to the Judicial Panel on the Multi-District Litigation for potential transfer to the MDL proceeding. The States of Kentucky and Illinois sought to remand the cases to state court, while the district court in Alabama and Wisconsin remanded these cases to their respective state courts. Motions to dismiss the complaints are pending in the Wisconsin, Kentucky and Illinois cases. A motion by defendants to dismiss the Alabama action was denied on October 13, 2005, and defendants’ motion for a more definite statement was granted in part, requiring the state to further clarify its actions. We intend to vigorously defend ourselves in these actions
     United Kingdom Serious Fraud Office Investigation and Related Litigation
     With respect to the claims initiated by The Scottish Ministers, on August 26, 2005, the Claimants served an application to amend their Particulars of Claim to further seek exemplary damages and on September 2, 2005, leave to amend was granted.
     Commercial Matters
     With respect to the purported Class Action Complaint filed on July 25, 2005, in the Circuit Court of the Eleventh Judicial Circuit in and for Dade County, Florida styled Kops v. IVAX Corporation, Betty G. Amos, et al., on August 29, 2005, an Order of Dismissal with Prejudice was entered.

     Patent Litigation
     With respect to the action initiated by Warner-Lambert Company, Pfizer and Godecke Aktiengesellschaft relating to the Company’s ANDA to market and sell generic gabapentin capsules and tablets, on August 22, 2005, the court granted summary judgment of non-infringement in favor of the defendants based on Warner-Lambert’s inability to meet its burden to prove infringement, both literally and under the doctrine of equivalents.
     Environmental Matters
     With respect to the EPA’s request to submit a SWMU Plan concerning the presence of IPE in its facility, API submitted its preliminary report to the EPA on August 31, 2005.

Item 4 – Submission of Matters to a Vote of Security Holders
     Our annual meeting of shareholders was held on August 3, 2005. The following is a summary of the matters voted on at that meeting:
     The shareholders elected eleven Directors, constituting the entire Board of Directors, to serve until the next annual meeting of shareholders and until their respective successors are duly elected and qualified. The persons elected to our Board of Directors and the number of votes cast for and withheld/against each nominee for director were as follows:

Director	For	Withheld/Against
Betty G. Amos	225,090,595	2,972,025
Mark Andrews	203,820,591	24,242,029
Jack Fishman, Ph.D.	214,863,580	13,199,039
Neil Flanzraich	218,921,764	9,140,856
Phillip Frost, M.D.	219,753,640	8,308,979
Jane Hsiao, Ph.D.	220,715,974	7,346,646
Richard M. Krasno, Ph.D.	226,174,532	1,888,088
David A. Lieberman	218,698,856	9,363,763
Richard C. Pfenniger, Jr.	183,457,766	44,604,854
Bertram Pitt, M.D.	203,244,532	24,818,087
Zachariah P. Zachariah, M.D.	226,176,478	1,886,142

Item 6 – Exhibits
(a) Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a).	Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a).	Filed herewith.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

Signature
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IVAX Corporation
Date: November 8, 2005	By:	/s/ Thomas E. Beier
Thomas E. Beier
Senior Vice President-Finance Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a).

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.